Form 10-K
period 2005-09-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2005-12-29
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from           to           .

COMMISSION FILE NUMBER: 333-129179

NATIONAL MENTOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-17570886 (I.R.S. Employer Identification No.)
313 Congress Street, 6th Floor Boston, Massachusetts 02210 (Address of Principal Executive Offices, including Zip Code)	(617) 790-4800 (Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
None.

Securities Registered Pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the
Act).   Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Act).   Yes ☐   No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of December 24, 2004 was zero

As of December 22, 2005, there were issued and outstanding 10,136,984.82 shares of the registrant’s common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1.                        Business

Company Overview

We are a leading provider of home and community-based human services for individuals with mental retardation and other developmental disabilities, at-risk youth and their families and persons with acquired brain injury. We provide our services in small group home, small Intermediate Care Facilities for Individuals with Mental Retardation or Developmental Disabilities (“ICFs-MR”), host home, in-home or non-residential settings that are designed to promote our clients’ independence and participation in the community. Our customized services offer our clients, as well as the state and county governments that serve them and pay for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings. We believe our flexible approach to service delivery, supported by a consistent set of service principles designed to maximize client independence and satisfaction, appeals not only to our clients and their families, but also to our growing number of payors.

We believe that the strength of our service delivery model, our national scope and our relationships with a broad range of government agencies have made us one of the largest national providers of home and community-based services in each of our service lines. At September 30, 2005, we provided our services to approximately 19,800 clients in 29 states through approximately 15,000 full time equivalent employees, as well as a pool of approximately 5,100 independent contractors (“Mentors”). We derived approximately 95% of our revenues from state and county government payors during fiscal 2005, with total net revenues of $693.8 million and net income of $14.0 million during this period.

In May 2003, we acquired REM, Inc., one of the largest providers of mental retardation/
developmental disability (“MR/DD”) services in the United States, which has since been integrated into our operations. The REM acquisition increased our market position in seven states and added nine new states where we did not previously have operations. Prior to this acquisition, both we and REM pursued similar service model strategies and for growth relied on expanding service offerings within existing markets as well as new program start-up operations. We have also complemented our organic growth by the strategic acquisitions of philosophically compatible providers. We have grown our net revenues from $88.3 million in fiscal 1997 to $693.8 million in fiscal 2005.

In this report, references to “Mentor,” “we” “us” and “our” are to National MENTOR Holdings, Inc. and its subsidiaries, and references to “Holdings” are to National MENTOR Holdings, Inc., exclusive of its subsidiaries. Our fiscal year ends on September 30. We refer to the fiscal year ended September 30, 2005 as “fiscal 2005,” the fiscal year ended September 30, 2004 as “fiscal 2004” and the fiscal year ended September 30, 2003 as “fiscal 2003.”

Competitive Strengths

We believe that the following competitive strengths have allowed us to achieve and maintain our position as a leading provider of home and community-based services to our three population groups: individuals with MR/DD, at-risk youth and their families, and persons with acquired brain injury.

National Platform with Diverse Payor Mix.   We serve clients in 29 states, which comprise approximately 75% of the United States population, although we do not operate in all regions of those states. Our national presence and scale provides us with an effective platform for future growth within existing states and in surrounding states. In addition, our diverse base of state and county purchasing entities stabilizes our revenue base and mitigates the impact of changes in rates or reimbursement policies in any particular state or county.

Client-Oriented Care Model.   We design customized service plans to meet the unique needs of our clients in community-based settings. We specialize in adapting our service offerings to a wide range of intensities of care and other client requirements, as well as in providing cost-effective services that are accountable to clients, their families and state and county funding providers. We are also experienced at serving clients with the most severe disabilities. We focus on providing these customized services in home and community-based settings. We believe that our expertise in customized home and community-based services has allowed us to capitalize on the industry’s continued shift away from institutional care models. We believe that the U.S. Supreme Court’s Olmstead decision, which challenged governments to deliver more individualized care to those with special needs, as well as “waiting list” lawsuits seeking to require governments to deliver home and community-based services to more of these individuals, have increased market demand for the services that we deliver.

Strong and Stable Cash Flow.   The extended length of care inherent in our business and increasing life expectancy of our MR/DD clients have provided us with a stable, recurring base of revenue and cash flow. Once individuals with MR/DD are admitted to our programs, they typically remain in our homes for the remainder of their lives. In addition, according to Braddock, advances in medical technology have increased the life expectancy of the MR/DD population from 19 years in the 1930s to 59 years in the 1970s and 66 years in 1993, further increasing our clients’ expected length of care. In many cases, our clients remain in our homes for the remainder of their lives.

Flexible Cost Structure.   We believe that we do not have the high fixed costs that care providers operating large institutions tend to have, enabling us to respond quickly to market developments and regulatory changes. In many cases we use contract workers rather than full-time employees, many of whom are paid a per diem amount. Additionally, we operate most of our group homes under lease arrangements, more than half of which have terms of two years or less. Our national scope and scale have also enabled us to implement best practices across our organization and leverage economies of scale in various direct and indirect costs, resulting in lower overall costs.

Experienced Management Team and Equity Sponsor.   Our management team has extensive public and private sector experience in human services. Our senior management team has been with us for an average of 11 years and averages approximately 20 years in the human services industry. Many of our senior managers have previously held leadership positions as policy makers, fiscal managers and service providers in our industry. In addition, our equity sponsor, Madison Dearborn, has considerable experience making investments in a wide variety of industries.

Our Strategy

The primary aspects of our strategy include the following:

Capitalize on Favorable Industry Trends.   We believe home and community-based services that increase client independence and participation in community life and reduce payor costs will continue to grow in market share. According to Braddock, total public spending for MR/DD services in the United States has grown from $34.5 billion in 2002 to $38.6 billion in 2004, the most recent year for which data is available, while spending for public and private institutions serving more than 16 persons has declined during the same period. In addition, the aging of the “baby boom” generation is expected to reduce the number of family caregivers for people with MR/DD. We believe that the expected growth in the adolescent population over the next ten years as well as the development in 24 states of home and community-based waiver programs to support individuals with ABI will further contribute to increased demand for our other services. Finally, we believe the presence of strong advocacy groups and the pending lawsuits advocating for deinstitutionalization of our client population will continue to support these trends. Nine closures of state developmental centers are slated to occur between 2005-2007, according to Braddock. We intend to capitalize on these trends, both in existing markets and in new markets where we believe significant opportunities exist.

Expand Our Services in New and Existing Markets.   We intend to continue to seek new opportunities to grow in each of our services lines by leveraging our current infrastructure to expand into new territories and develop complementary services in existing locations. We often seek new program starts through the signing of an anchor contract in a new state or region with the intention of leveraging the initial contract to expand geographically, by service line or by model. We also cross-sell programs, starting new service lines in states where we have established ourselves in other services lines. For example, the REM acquisition enabled us to add ARY and ABI programs in five states in which REM offered only MR/DD services. Similarly, we have developed small group homes in five states in which we had historically only offered host home services to MR/DD clients. A new program start typically requires an initial investment and generally becomes cash flow positive within 18 to 24 months. Since the inception of the new start program in fiscal 2002, we have 73 new starts operating, including 33 which launched in fiscal 2005. We intend to pursue new program starts and cross-selling opportunities aggressively.

Leverage Our National Resources.   We believe our experience and national scale enhance our ability to efficiently provide consistent high quality care at the local level. We intend to develop and implement best practices across our national network and to offer a broad continuum of care, including serving clients with the most severe disabilities. We also deliver a level of quality and responsiveness that smaller local service providers are unable to offer and intend to continue to invest in company-wide training programs and systems for quality control and incident reporting.

Continue to Strengthen Our Third-Party Payor Relationships.   Much of our organic growth in recent years has resulted from the strength of our relationships with state and local government agencies and not-for-profit organizations such as Alliance Health and Human Services, Inc. Our relationships with these payors have enabled us to gain contract referrals and to cross-sell new services into existing markets, as well as to leverage “local knowledge” to increase quality on a cost-effective basis. These relationships have also contributed to our success in making acquisitions. We seek to position ourselves as the provider of choice to state and county governments by finding solutions to their most challenging human service delivery problems. We intend to continue to strengthen these relationships by developing innovative programs and integrating payment systems.

Selectively Pursue Acquisitions.   As of September 30, 2005, our management team has successfully integrated 31 acquisitions since 1997. Of these acquisitions, 30 were small, strategic acquisitions that we folded into our existing operations. In addition, in May 2003, we acquired REM, Inc., one of the largest providers of services to the MR/DD population in the United States, which was a unique opportunity for us to expand our national presence and service lines in our base operations. We intend to continue to pursue strategic, philosophically compatible acquisitions that can be readily integrated into our existing operations.

Service Lines

Mental Retardation/Developmental Disability

The largest part of our business is the delivery of quality living services to individuals with mental retardation or a developmental disability. As of September 30, 2005, we provided MR/DD services to clients in 26 states. For fiscal 2005, our MR/DD services generated revenues of $501.0 million, representing approximately 72% of our net revenues. We received substantially all of our revenues for MR/DD services from state and county government payors. Our MR/DD programs include 24-hour supervision and live-in settings such as our small group homes or host homes. Most of our small group homes house six or fewer individuals. Once placed in a host home or small group home setting, clients rarely change service settings, and many of them live the remainder of their lives in our program.

Most of our MR/DD services are home and community-based, focusing on improving our clients’ access to community resources and participation in community life, increasing their personal choice and improving their adaptive living skills. We help clients increase their participation in everyday activities, providing opportunities for them to learn and generalize skills and behaviors that facilitate greater community participation. Through regular involvement in community activities, our clients establish a social and support network that consists of both persons with and without disabilities. Without our services, many of our clients would be unable to live independently due to their complex medical conditions, severe disability or behavioral challenges. For many of our clients, our home and community-based residential programs serve as their first living arrangement after institutionalization. We believe that we have a reputation for being responsive to individual clients’ needs, as well as for expertise in assessing, supporting and serving people with disabilities. We rely on existing community resources wherever possible, which avoids duplication of effort and reduces costs for our public and private payors.

The majority of our residential services to MR/DD clients are provided in a small group home setting. Small group homes are typically subject to standards set by the Centers for Medicare and Medicaid Services, or “CMS,” a Federal agency within the U.S. Department of Health and Human Services, as well as review and oversight by state agencies. Our small group homes are staffed 24 hours a day, typically with two staff members on the premises at peak service hours. Typically, residents work outside the home during the day in supported employment settings. Residents participate fully in meal preparation, general cleaning and personal-hygiene activities. Some of our MR/DD clients live in host home settings, in which we place a client in the home of one of our Mentors, and the client lives with the Mentor and the Mentor’s family. This model is an inherently flexible one, allowing services to be individually designed to respond to the client’s specific needs and preferences.

In-home arrangements place our MR/DD clients in independent, non-staffed housing with services provided as needed, subject to personalized support plans designed by social workers or other professionals. Supported living is a popular model for many persons with MR/DD and for most activists and experts in the field because it increases the person’s freedom and independence.

Below is a list of our current MR/DD service offerings:

Residential Support.   Our small group homes and ICFs-MR are staffed 24 hours a day, with or without awake overnight coverage, and we offer a range of support services to residents of our small group homes. We also provide support to clients in host homes. The level of support and intensity of services provided is regularly adjusted to meet the client’s changing needs over time.

In-Home Support.   Trained staff provide support on an as-needed basis in the client’s home. Services are typically billed for on an hourly, or periodic, basis.

Vocational Services.   We assist clients to obtain and retain employment.

Children and Families at Risk

We provide a variety of services to children with severe emotional, developmental and behavioral disorders, medical complexities and youth under the auspices of the juvenile justice system, all of whom we refer to as at-risk youth (ARY). As of September 30, 2005, we provided ARY services to children and adolescents in 20 states. For fiscal 2005, our ARY services generated revenues of $117.9 million, representing approximately 17% of our net revenues. Our services to at risk youth include therapeutic foster care, educational services, adoption assistance and other training and wrap-around services. At September 30 2005, approximately 83% of our ARY services to children were delivered in a host home setting, in which the client lives in the home of one of our Mentors, usually for a transitional period lasting anywhere from one to two years, as the child prepares for adulthood or permanent placement with his family or adoptive parents. Our individualized approach allows us to work with an ever-changing client population that is diverse in terms of age and gender as well as in type and severity of problem.

We serve the following types of children and adolescents:

•       Children with serious emotional disorders or behavioral issues.   Children with emotional and behavioral problems have typically experienced multiple out-of-home placements and performed poorly in school, with the attendant problems of poor peer relationships, family dysfunction, truancy, substance abuse and disruptive behavior. Some children may have spent time in costly residential treatment centers. In many instances, parents of these children have had their parental rights terminated.

•       Court-involved youth.   Our individualized, home and community-based services have proven to be particularly effective in serving court-involved youth. Our services are both a cost-effective alternative to facility care for these children, and a transition to community living. The level of supervision is flexible to address the individualized needs of each youth while ensuring public safety. Treatment focuses on reducing recidivism and developing the skills necessary for successful community reintegration and independent living.

•       Children with complex medical needs.   We have effectively served children with complex medical needs in family-based settings for many years, providing a cost-effective alternative to pediatric neonatal units and pediatric hospitals.

Our ARY clients typically come from troubled families, and may previously have lived in large institutions and other residential settings that may have been unable to provide the structure, supervision or clinical interventions to meet their needs. In a host home, each child is given a stable environment and therapeutic services to the extent needed to address emotional disorders, often stemming from abuse and neglect. Our residential and non-residential ARY services emphasize behavior control, increased self-esteem and self-control, and the development of critical thinking and problem-solving skills. These programs are designed to transition the youth back into normal developmental activities such as the family home, school and employment. Unlike many of our MR/DD services, most of our ARY services are designed to be transitional in nature.

In recent years, we have begun to provide family-based services which support both the child and the biological family in their efforts to remain preserved or reunify following an out-of-home placement. Federal and state policy initiatives are increasingly requiring that children be treated in the least restrictive setting and returned to permanent placement as quickly as possible with family members, adoptive parents, or living independently. As state agencies implement these requirements, they seek providers who offer home and community-based options, with a demonstrated capability to help children achieve permanency in a timely fashion. In keeping with the Adoption and Safe Families Act of 1997, we believe that states are beginning to purchase family preservation, family reunification and adoption services at a greater rate. Programs which prepare youth for living independently are also in demand.

We also provide care to children and adolescents with sub-acute health care needs resulting from medically complex disorders. Care for these children is coordinated by our Mentors together with, among others, a Mentor coordinator, who is typically a masters level clinician. Many of these children and adolescents face a long-term rehabilitation process, which requires the assistance of a trained person at all times. Our ultimate goal is to reunite these children with their biological families or prepare them, when appropriate, for permanent placement.

The following is a list of our ARY services:

Residential Support.   The child lives with a Mentor and the Mentor’s family in a host home. Individualized therapeutic and behavioral supports are provided by the Mentor and other home and community-based service providers.

Education Services.   We offer in-school, after-school and alternative educational services to children experiencing difficulties at school.

In-Home Support.   We provide a range of as-needed services to adolescents that are designed to give them the skills and confidence to live on their own as they approach adulthood.

Adoption Assistance.   We recruit, evaluate and train potential adoptive parents for children with emotional, behavioral or medical needs.

Wrap-Around Case Management.   A wide variety of services and supports are available to children and their families such as job coaching, early intervention, respite, independent living skills training, behavior management, transportation, recreational activities, therapies and parent education.

Family Preservation and Family Reunification Services.   We provide in-home intervention services which allow families to remain together or be reunified.

Acquired Brain Injury

We define acquired brain injury (ABI) as injury to the brain sustained after birth that is not related to a congenital disorder, a developmental disability or a process that progressively damages the brain. As of September 30, 2005, we had ABI programs in ten states serving clients referred to us from 27 states. For fiscal 2005, our ABI services generated revenues of $37.7 million, representing approximately 5% of our net revenues. In addition, we received approximately 62% of our ABI revenues from state and county government payors and approximately 38% from private payors. We offer our ABI services in a variety of settings, including intensive residential, small group homes, host homes, in-home settings and nonresidential settings.

Because of the high costs associated with inpatient hospitalization, ABI clients tend to spend less time in acute care settings. This leads to a demand on the part of both clients and payors for post-acute programs with the ability to safely and efficiently serve these more challenging post-acute cases. In addition, providers that offer a continuum of care, from post-acute care to long-term, as-needed services, are more attractive to payors looking to step-down individuals’ level of care rapidly and seamlessly.

Below is a list of our ABI offerings:

Post-acute NeuroRehabilitation.   This program focuses on treatment needs of a client shortly after acute care. Programs are designed to provide opportunities for active rehabilitation delivery, typically conducted in a residential or outpatient setting, with higher staff to client ratios.

NeuroBehavioral Rehabilitation.   This program focuses on teaching behavioral alternatives to various unwanted or dangerous behaviors resulting from acquired brain injury. Programs are designed to enhance client involvement in daily routines and aspects of the community through proactive and educational behavioral interventions.

Assisted Living Services.   The client is supported in the living environment of his or her own choice and capability. Programs focus on assisting individuals to rebuild skills necessary to live in the home and community. Programs are likely to be conducted in partnership with local community resources.

Adolescent Integration.   Focuses on preparing a young victim of acquired brain injury to successfully return home and reintegrate into the educational environment.

Operating Models

Small Group Home Model

In small group homes, our MR/DD or ABI clients live in a home with other adults. Most of our group home programs house fewer than six individuals. Each group home is staffed 24 hours a day, seven days a week by direct service employees who are supervised by a program manager. When the adult is admitted to the program, an individualized service plan, or “ISP,” is developed by our team in order to set personal goals for the client and establish a benchmark for future progress. The group home staff has access to a team of professionals at all times. The staffing patterns vary according to the funding source’s regulations and the level of need of the people served.

A client’s ISP may dictate one or more of the following services: case management, individual therapy, group therapy, behavior planning, medication management, life skills training, day programming,

independent living skill development, advocacy, vocational training and transportation. The goals and objectives set out in each ISP will determine the types of support required by the client.

Intermediate Care Facilities for Individuals with Mental Retardation or Developmental Disabilities
(ICFs-MR)

We also provide services to people with disabilities in small to moderate size ICFs-MR. ICFs-MR facilities look like group home facilities. They differ from group home facilities in that they are federally regulated and are funded through a separate ICF—specific Medicaid program. The ICFs-MR Program was established in 1971 when legislation was enacted to provide for Federal Financial Participation (FFP) for ICFs-MR as an optional Medicaid service. This congressional authorization for ICFs-MR services as a state plan option under Medicaid allows states to receive federal matching funds for institutional services that are funded with state or local government dollars.

To qualify for Medicaid reimbursement, ICFs-MR must be certified and comply with Federal standards (referred to as Conditions of Participation, found in federal regulations at 42 CFR Part 483, Subpart I, Sections 483.400- 483.480) in eight areas, including: management, client protections, facility staffing, active treatment services, client behavior and facility practices, health care services, physical environment and dietetic services. Clients who live in our ICFs-MR facilities receive active treatment.

Host Home Model

In the host home model, also known as the MENTOR model, a child or adult is carefully matched and placed in the home of one of our Mentors where he or she participates in the life of the Mentor’s family and takes part in community activities. As in the small group home model, an ISP is developed for each client. A case manager visits the client on a determined schedule (weekly, or biweekly, for example) to ensure that the ISP is being implemented and that the services chosen are appropriate to the strengths and needs of the client at that time. Each ISP is formally revisited at least four times per year and modified, as necessary. The interdisciplinary team’s monitoring ensures the quality of each person’s individualized program of care.

As in the case of the small group home and ICF models, the ISP may dictate one or more of the following services: case management, individual therapy, group therapy, behavior planning, medication management, life skills training, day programming, independent living skill development, advocacy, vocational training and transportation. Each Mentor has access to a team of clinical and behavioral professionals 24 hours a day, seven days a week for telephone triage and crisis intervention.

Our host home model is most commonly used by the ARY population. Some of our MR/DD or ABI clients choose this option, but our group home and ICFs-MR models are more commonly selected by adults.

Residential In-Home Model

In the in-home model, individuals live in their own home or apartment and receive up to 24-hour support. As in the models above, services are driven by the ISP, and overseen by a team of professionals. In-home services are delivered to our MR/DD and ABI clients, and include assistance with budgeting, meal planning, case management, shopping, transportation or job support.

Non-Residential

Non-residential services include individual therapy, early intervention, school support, vocational support, day programs, and community integration, and can take place in a client’s home or in outside facilities. We provide non-residential services to all three of the population groups we serve, and the nature and frequency of supports is determined by the client’s ISP. Clients receiving only non-residential services do not receive 24-hour support. We typically bill our non-residential services on an hourly basis.

Training and Supporting our Direct Care Workers

We provide pre-service and in-service education to all of our direct care workers, including employees and independent contractors, clinical and administrative staff, and we encourage staff and contractors to avail themselves of outside training opportunities whenever possible. This training ensures that staff understand their responsibilities to the program and its participants, and results in both personal and professional development of staff and contractors. We work to increase individual job satisfaction and retention of motivated, qualified employees and contractors.

All employees and independent contractors participate in orientation programs designed to increase understanding of our mission, philosophy of care, and our Code of Conduct and Compliance Program. In addition, education and skill development in competencies required for specific duties are provided in accordance with licensing and regulatory requirements and our internal operating standards. These include, but are not limited to, human rights, individual service plan development, universal precautions, first aid, mandated reporting of abuse and neglect, confidentiality, emergency procedures, medication management, risk management and incident reporting procedures. We maintain an extensive resource library of training materials and an intranet site that facilitates the identification and exchange of expertise across all of our operations. Pre-service and in-service education sessions are required as a condition of continued employment or a continued contractual relationship with us.

In addition to pre-service and in-service orientation, our Mentors receive training which is specific to the individual or child placed in their home. A home study is conducted and interviews and criminal background checks are performed on all adult members of the household. The client/family matching process is extensive, and a “pool” of Mentors is maintained so as to make the best possible match. Often, pre-placement visits occur before the placement is finalized to observe first hand whether the placement will be successful. Mentors are regularly monitored by our case manager or coordinator according to a prescribed schedule. Depending on the needs of the child or adult, these visits may be weekly, every other week or monthly, or in some cases, more than once a week. Mentors have access to our on-call person for emergency telephone triage and on-site crisis intervention, when necessary. Often, Mentors attend support groups offered at the program office. Mentors often have planned respite days built into their service agreements. For example, for one or two days a month the client may spend the night in the home of another Mentor.

Reimbursement

References to ‘‘Braddock’’ in this section are to research reports prepared by Dr. David Braddock, Executive Director of the Coleman Institute for Cognitive Disabilities and Associate Vice President of the University of Colorado (CU) System. These reports include the 2005 ‘‘The State of the States in Developmental Disabilities’’ (Preliminary Report) and ‘‘The State of the States in Developmental Disabilities: 2004,’’ a presentation to us dated May 24, 2004.

For fiscal 2005, we derived approximately 95% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). Our residential services are typically billed using per diems, while non-residential services, or ‘‘periodic’’ services, are billed on an hourly basis.

Mental Retardation/Developmental Disabilities

Most MR/DD services in the United States are funded through the Medicaid program, a partnership of state and federal funds under which the federal government matches certain state expenditures. According to  Braddock, combined federal and state Medicaid spending in 2004 constituted 78% of all MR/DD spending in the United States. Medicaid funding is attractive to states, because state spending is matched by federal reimbursement of between 50-77%, depending on the level of state per capita personal income.

Our MR/DD services, as well as certain of our ABI services, are funded through the following sources:

Home and Community-Based Waiver Services.   The home and community-based waiver services, or HCBS, program was instituted as an alternative to the intermediate care facilities/mentally retarded, or ICF-MR, program, authorizing federal reimbursement for a wide variety of community supports and services, including habilitation training, respite care, other family support, case management, supported employment and supported living. In 2004, federal, state and local HCBS waiver spending totaled $15.7 billion for 416,546 individuals, with all 50 states and the District of Columbia participating. In these programs, the provider responds to the client’s identified needs and typically is paid on a fee-for-service basis. According to Braddock, federal waiver spending increased by 20% in inflation-adjusted terms during 2002-2004.

ICF-MR.   The ICF-MR program is used by states to support MR/DD housing programs, in the form of both smaller and larger institutional settings (under 16 and over 16 residents). In 2004, the ICF-MR program provided approximately $1.9 billion in federal funding to approximately 43,774 individuals living in public and private ICF settings of 15 or fewer residents. According to Braddock, inflation-adjusted spending for ICF-MR supporting 15 or fewer persons declined 1% during 2002-2004, while the number of residents in these settings increased by 1% (by 484 persons).

Children and Families at Risk

Our ARY services are funded from a variety of sources, including state and local government appropriations, Medicaid, and Title IV E of the Social Security Act, or ‘‘The Adoption Assistance and Child Welfare Act of 1980.’’  Title IV-E is an ‘‘open-ended’’ entitlement program used by states to receive partial reimbursement for eligible expenses incurred in the overall provision of foster care services. The percentage of reimbursement available from the federal government varies depending upon the state seeking to be reimbursed and the expense that the state is seeking reimbursement for, but in no case is the rate below 50%.

Acquired Brain Injury

Both the public and private sectors finance post-acute services for individuals with ABI. Federal and state governments pay for a large portion of post-acute services, as private insurance plans limit post-acute services and typically do not pay for long-term care or community-based support. The Traumatic Brain Injury Act of 1996 allocated dollars to improve the access, delivery and quality of ABI services. A growing number of states, currently 24 states, have developed community-based waivers to support long-term care services for survivors of ABI.

Sales/Business Development and Marketing

We receive substantially all of our MR/DD and ARY clients through third-party referrals, most frequently through recommendations to family members from state or local agencies. Since our operations depend heavily on these referrals, we seek to ensure that we provide high-quality services in all states in which we operate, allowing us to enhance our name recognition and maintain a positive reputation with the state and local agencies.

Relationships with referral sources are cultivated and maintained at the local level by key operations managers. Local programs may, however, avail themselves of corporate resources to help grow and diversify their businesses. Staff across the country have the following business development and marketing services available to promote both new and existing product lines.

Our business development group works with operations to drive the growth of programs and services across the country and to divest non-performing business units. The business development group has implemented an RFP response program designed to expand core growth and promote new program starts and cross sell opportunities. It also conducts research on entry into new markets and the competitive landscape. Our business development group is led by our Senior Vice President of National Business Development, with four Division Managers across the country. The business development group works closely with two mergers & acquisitions professionals, who are based in Atlanta, Georgia, and with several consultants to identify, prioritize, and implement the best growth opportunities. All of its activities are grouped in three pipelines: new program starts (programs in new markets or new programs in existing markets in each case requiring the investment of capital); proposals (responses to requests-for-proposal); and acquisitions.

Our ABI sales force is independently organized. ABI sales efforts are led by a Director of Sales and Marketing who oversees a six-member, geographically assigned sales staff. This staff conducts clinical evaluations to determine eligibility for our ABI programs.

Customers and Contracts

In our MR/DD and ARY businesses, we hold contracts with various governmental agencies, such as Mental Retardation, Juvenile Justice and Child Welfare Authorities, for the provision of services. Such contracts may be issued at the county or state level, depending upon the structure of the service system of the state in question. Contracts may cover a range of individuals such as all children referred for host home services in Howard County, Indiana, or a particular set of individuals who will share group living arrangements. Contracts are sometimes issued for specific individuals, where rates are individually determined based on need.

Our ten largest payors as of September 30, 2005, which together comprised 32% of our net revenues during this period were:

•       Indiana Family and Social Services Administration;

•       West Virginia Bureau for Medical Services;

•       Arizona Department of Economic Security, Division of Developmental Disabilities;

•       Alliance Human Services;

•       Ohio Department of MR/DD;

•       Georgia Department of Human Resources;

•       Georgia Department of Family and Children’s Services;

•       New Jersey Division of Youth and Family Services;

•       Iowa Medicaid Enterprise; and

•       Self Directed Services of Dane County.

Alliance Human Services, Inc.

We have entered into service agreements with Alliance, an independent, not-for-profit organization, to provide ARY services for states and local governments that prefer or choose not to enter into contracts with for-profit corporations to provide those services. In these cases, Alliance has licenses or contracts with state or local agencies, and we have entered into service agreements with Alliance in South Carolina, Pennsylvania, Florida, North Carolina, Virginia, Massachusetts, Ohio, Indiana, Illinois, Texas, and California to provide certain treatment services in local programs for ARY. Approximately 5% of our revenues for fiscal 2005 were derived from contracts with Alliance.

Competition

Mental Retardation/Developmental Disabilities

The MR/DD market is highly fragmented, with many providers delivering services to individuals in 148,520 licensed living environments. Competitors range from small, local agencies to large, national organizations, including publicly traded companies. While state and local governments continue to supply a small percentage of services, the majority of services are provided by the private sector. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of the not-for-profit companies are affiliated with advocacy and sponsoring groups such as community mental health and mental retardation centers as well as religious organizations.

Children and Families at Risk

Competition in the at-risk youth and troubled youth market is extremely fragmented, with several thousand providers in the United States. Our primary competition consists of local not-for-profits serving one particular geographic area. We do not actively compete with national ARY providers, most of which do not focus on youth populations outside of institutional and detention facilities. Our vast service offering and ability to work with youths experiencing a variety of mental, emotional, behavioral and physical difficulties further differentiate us from other providers.

Acquired Brain Injury

We compete with several large chains of inpatient and outpatient rehabilitation services in the provision of ABI services. Many of these competitors, however, tend to target larger segments of the rehabilitation business, such as outpatient rehabilitation.

Regulatory Framework

We must comply with comprehensive government regulation of our business, including federal, state and local statutes, regulations and policies governing the licensing of facilities, the quality of service, the revenues received for services, and reimbursement for the cost of services. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. For example, compliance with state licensing requirements is a prerequisite for participation in government-sponsored health care assistance programs, such as Medicaid. To qualify for reimbursement under Medicaid programs, facilities and programs are subject to various requirements imposed by federal and state authorities.

All of our operations are subject to local, state and federal licensing requirements, as well as regulations that pertain to reimbursement for services delivered. The following regulatory considerations are paramount to the success of our operations:

Funding.   Federal and state funding for our services is subject to statutory and regulatory changes, contracting initiatives, level of care assessments, court orders, rate setting and federal and state budgetary considerations, all of which may materially increase or decrease reimbursement for our services. We actively participate in local and national legislative initiatives that seek to impact funding and regulation of our services. We derive revenues for our MR/DD, ARY and a large portion of our ABI services from Medicaid programs.

Licensure and Qualification to Deliver Service.   We comply with all licensing and regulatory requirements applicable to the services we deliver. This includes requirements for participation in the Medicaid and Medicare programs, state and local contractual obligations, and requirements relating to individual rights, the credentialing of all of our employees and contract Mentors (including background and Office of Inspector General checks), the quality of care delivered, the physical plant and facilitation of community participation. We maintain a licensing database that tracks activity on licenses governing the provision of services.

Compliance and Regulatory Enforcement.   A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid, Medicare or other government programs. The Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” could increase potential penalties in the event of violations. There are civil and criminal statutes applicable to the industry, such as those governing false billing (the anti-kick back statute), including health care/services fraud, theft or embezzlement, false statements and obstruction of criminal investigation of offenses.

Additionally we comply with local zoning and licensing ordinances and requirements. The Federal Fair Housing Amendments Act of 1988 protects the interests of the individuals we serve, prohibits local discriminatory ordinance practices and provides additional opportunity and accommodation for people with disabilities to live in their community of choice.

Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require many organizations to implement significant and potentially expensive new computer systems, employee training programs and business procedures. Rules have been established to protect the integrity, security and distribution of electronic health and related financial information. We are in compliance with the electronic transactions standards and have privacy and security policies and procedures in place. We have trained employees in these policies and procedures and have designated a Privacy Officer.

Federal regulations promulgated by the Occupational Safety and Health Administration (OSHA) require us to have safety plans for blood borne pathogens and other work place risks. At any point in time OSHA investigators may receive a complaint which requires on-site inspection and/or audit, the outcome of which may adversely affect our operations.

Conviction of abusive or fraudulent behavior with respect to one facility or program may subject other facilities and programs under common control or ownership to disqualification from participation in the Medicaid and/or Medicare program. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals (included but not limited to officers, directors, owners and key employees) have been debarred, suspended, or declared ineligible or have been voluntarily excluded from participating in federal contracts. In addition, some state regulators provide that all facilities licensed with a state under common ownership or control are subject to delicensure if any one or more of such facilities are delicensed.

We comply with the standards set forth by the Office of Inspector General governing internal compliance and external reporting requirements. OIG advisory opinions, though limited in their application to Medicaid programs, are reviewed and monitored regularly. Significant media and public attention has recently focused on health care. Because the law in this area is complex and continuously evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with current practices. It is possible that outside entities could initiate investigations or future litigation impacting our services and that such matters could result in penalties and adverse publicity. It is also possible that our executive and other management personnel could be included in these investigations and litigation or be named defendants.

We have a dedicated Compliance Officer (JD level position) that oversees the Compliance Program. The program activities are reported quarterly to the compliance committee. The committee includes board representation and medical, operations, HR and quality expertise.

Insurance

Our risk management department is responsible for identifying, evaluating and reducing the risks that employees and clients are exposed to within our network. The department includes a full-time attorney, who seeks to mediate or settle cases to avoid litigation, while identifying incident trends and developing appropriate training resources. We have incurred professional liability claims and insurance expense of $3.6 million, $2.8 million and $2.6 million, for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We are also indemnified against any losses that may result from the old REM business prior to our purchase and for any claims prior to our 2001 management buyout.

We currently self-insure for amounts up to $1.0 million per claim and up to an aggregate of $2.0 million in the aggregate. Above these limits, we have $9.0 million of  coverage, subject to a $250,000 retention per occurrence, once the aggregate limit is reached.

Employees

As of September 30, 2005, we had approximately 15,000 full time equivalent employees, as well as approximately 5,100 independent contractors who are under contract to us as Mentors. None of our employees are unionized. We have experienced no work stoppage attributable to labor disputes, and we consider our employee relations to be good.

Available Information

Mentor files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (SEC). These reports are available at the SEC’s website at http://www.sec.gov. Our reports will also be available at http://www.tmnfinancials.com as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. You may also obtain paper copies of our SEC reports free of charge by contacting us, at 313 Congress Street, 6th Floor, Boston, MA 02210 or (telephone) 617-790-4800.

Item 1A.                Risk Factors

Risks Related to Our Business

Reductions in Medicaid funding or changes in budgetary priorities by the state and county governments that pay for our services could have a material adverse effect on our revenues and profitability.

During fiscal year 2005, we derived a majority of our revenues from contracts with state and local governments. These government payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal dollars ranging from 50 percent to more than 77 percent of total costs, a number based largely on a state's per capita income. Our revenues, therefore, are determined by the size of federal, state and local governmental spending for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could cause governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy. For instance, earlier this year, the United States Congress adopted a fiscal year 2006 budget resolution that required congressional authorizing committees to reduce federal spending on entitlement programs by $34.7 billion over the next five years, including a reduction of $10 billion in Medicaid spending. In the closing days of 2005, the House and Senate produced a budget reconciliation package that trimmed that Medicaid number to $4.8 billion over five years, with most of the cost savings derived from new state flexibility that will allow for increased cost sharing and premiums for low-income health care services. A final vote on the package is expected soon after the first of the year.

Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced budgetary pressures from time to time and, during these times, some of these states have initiated service reductions, rate freezes and /or rate reductions. For example, in the past, our operations in Minnesota and Indiana were subject to rate reductions. The loss or reduction of reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

The nature of our operations could subject us to substantial litigation.

We are in the human services business and therefore we have been and continue to be subject to claims alleging we, our Mentors or our employees failed to provide proper care for a client, as well as claims for negligence or intentional misconduct, including personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seeking to impose monetary penalties on us. We could be required to pay substantial amounts of money to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, in damages, settlement amounts or penalties arising from these legal proceedings. We have incurred professional liability claims and insurance expense of $3.6 million, $2.8 million and $2.6 million for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. We currently self-insure for amounts of up to $1.0 million per claim and up to an aggregate of $2.0 million in the aggregate. Above these limits, we have $9.0 million of coverage, subject to a $250,000 deductible per occurrence, once the aggregate limit is reached. An award in excess of our third-party insurance limits and self-insurance reserves could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could also irreparably damage our reputation. We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards and bounties to private plaintiffs who successfully bring these suits. Finally, we are also subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment law.

Many of our contracts with state and county government agencies are subject to audit and modification by the payors.

We derive virtually all of our revenues from state and local government agencies, and a substantial portion of these revenues are state-funded with federal Medicaid matching dollars. As a result of our participation in these government funded programs, we are often subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these government payors may be entitled to, in their discretion:

•       terminate or modify our existing contracts;

•       suspend or prevent us from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;

•       impose fines, penalties or other sanctions on us;

•       reduce the amount we are paid under our existing contracts; and/or

•       require us to refund amounts we have previously been paid.

As a result of past reviews and audits of our operations, we have been subject to some of these actions from time to time, and we currently have ongoing audit proceedings in Pennsylvania, Connecticut, New

Jersey, Florida, Wisconsin, Oklahoma, Illinois, California and Maryland. While we do not currently believe that these proceedings will have a material adverse effect on our results of operations or significantly harm our reputation, we cannot assure you that similar actions in the future will not do so.

In some states, we operate on a cost reimbursement model in which revenues are recognized at the time costs are incurred. In these states, payors audit our historical costs on a regular basis, and if it is determined that we do not have enough costs to justify our rates, our rates may be reduced, or we may be required to retroactively return fees paid to us. In some cases we have experienced negative audit adjustments which are based on subjective judgments of “reasonableness or necessity” of costs in our service provided to clients. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors. We cannot assure you that our rates will be maintained, or that we will be able to keep all payments made to us until an audit of the relevant period is complete.

Negative publicity or changes in public perception of our services may adversely affect our ability to obtain new contracts and renew existing ones.

Our success in obtaining new contracts and renewals of our existing contracts depends upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups for persons with developmental disabilities and their families and the public. Negative publicity, changes in public perception and government investigations with respect to our operations could damage our reputation and hinder our ability to retain contracts, obtain new contracts, reduce referrals, increase government scrutiny and compliance costs, or generally discourage clients from using our services. Any of these events could have a material adverse effect on our business, financial condition and operating results.

A loss of our status as a licensed service provider in any jurisdiction could result in the termination of existing services and our inability to market our services in that jurisdiction.

We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and county has its own regulations, which can be complicated, and each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations can be cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including: the failure by some of our facilities, employees or Mentors to properly care for clients; the failure to submit proper documentation to the government agency, including documentation supporting reimbursements for costs; the failure by our programs to abide by the applicable regulations relating to the provisions of human services; or the failure of our facilities to abide by the applicable building, health and safety codes and ordinances. We have had some of our licenses or certifications temporarily suspended in the past. If we lost our status as a licensed provider of human services in any jurisdiction  or any other required certification, we would be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction would be subject to termination. Moreover, such an event could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract terminations. Any of these events could have a material adverse effect on our operations.

We are subject to extensive governmental regulations, which require significant compliance expenditures, and a failure to comply with these regulations could adversely affect our business.

We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the quality of our service, the revenues we receive for our services, and reimbursement for the cost of our services. Compliance with these laws, regulations and policies is expensive, and if we fail to comply with these laws, regulations and policies, we could lose contracts and the related revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 (HIPAA), which requires the establishment of privacy standards for health care information storage, retrieval and dissemination as well as electronic transmission and security standards, could increase potential penalties in certain of our businesses if we fail to comply with these privacy and security standards. Furthermore, future regulation or legislation affecting our programs may require us to change our operations significantly or incur increased costs.

Expenses incurred under federal, state and local government agency contracts for any of our services, as well as management contracts with providers of record for such agencies, are subject to review by agencies administering the contracts and services. Representatives of those agencies visit our group homes to verify compliance with state and local regulations governing our home operations. A negative outcome from any of these examinations could increase government scrutiny, increase compliance costs or hinder our ability to obtain or retain contracts. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages.

Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including limited availability of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages, health care costs and other personnel costs, and changes in client service models, such as the trends toward supported living and managed care. Some of our operating units have incurred higher labor costs in certain markets from time to time because of difficulty in hiring direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel and outside clinical consultants. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a full benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs are significant. Only 13% of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. For those contracts where we do not operate under a cost-reimbursement model, we may not be able to pass along these costs, including increased labor costs, to third parties through an increase in our rates, which could have a material adverse affect on our margins and profitability.

We face substantial competition in attracting and retaining experienced personnel, and we may be unable to grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to attract and retain highly qualified and experienced social service professionals who possess the skills and experience necessary to deliver high quality services to our clients. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. Contractual requirements and client needs determine the number, education and experience levels of social service professionals we hire. Our ability to attract and retain employees with the requisite experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

If we fail to establish and maintain relationships with officials of government agencies, we may not be able to successfully procure or retain government-sponsored contracts, which could negatively impact our revenues.

To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government agencies. These relationships enable us to maintain and renew existing contracts and obtain new contracts and referrals. These relationships also enable us to provide informal input and advice to the government agencies prior to the development of a “request for proposal” or program for privatization of social services and enhance our chances of procuring contracts with these payors. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts.

We depend upon the continued services of certain members of our senior management team, without whom our business operations could be significantly disrupted.

Our success depends, in part, on the continued contributions of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. If we lose or suffer an extended interruption in the service of one or more of our senior officers, our financial condition and operating results could be adversely affected. Moreover, the market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

The high level of competition in our industry could adversely affect our contract and revenue base.

We compete with a wide variety of competitors, ranging from small, local agencies to large, national organizations, including publicly traded companies. Competitive factors may favor other providers and reduce our ability to obtain contracts, which would hinder our growth. Not-for-profit organizations are active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Smaller local organizations may have a better understanding of the local conditions and may be better able to gain political and public acceptance. Not-for-profit providers may be affiliated with advocacy groups, health organizations or religious organizations that have substantial influence with legislators and government agencies. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payors, any of which could harm our business.

Government reimbursement procedures are time-consuming and complex, and failure to comply with these procedures could adversely affect our liquidity, cash flows and operating results.

The government reimbursement process is time consuming and complex, and there can be delays before we receive payment. Government reimbursement, group home credentialing and MR/DD client Medicaid eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other reasons, securing documentation and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted. If there is a billing error, the process to resolve the error may be time consuming and costly. To the extent that complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increase potential for bad debts. We can provide no assurance that we will be able to maintain our current levels of collectibility in future periods. The risks associated with third-party payors and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our liquidity, cash flows and operating results.

Home and community-based human services may become less popular among our targeted client populations and/or state and local governments, which would adversely affect our results of operations.

Our growth depends on the continuation of trends in our industry toward providing services to individuals with MR/DD in smaller, community-based settings and increasing the percentage of individuals with MR/DD served by non-governmental providers. The continuation of these trends and our future success is subject to a variety of political, economic, social and legal pressures, virtually all of which are beyond our control. A reversal in the downsizing and privatization trends could reduce the demand for our services, which could adversely affect our revenues and profitability.

Regulations that require ARY services to be provided through not-for-profit organizations could harm our revenues or gross margin.

Approximately 5% of our revenues for fiscal 2005 were derived from contracts with subsidiaries of Alliance Health and Human Services, Inc. or “Alliance,” an independent not-for-profit organization that has a license or contract from several state or local agencies to provide ARY services.

Historically, some state governments have interpreted federal law to preclude them from receiving federal reimbursement under Title IV-E of the Social Security Act for ARY services provided by organizations other than non-for-profit organizations. However, on November 22, 2005 President Bush signed the “Fair Access Foster Care Act of 2005” into law, thereby allowing states to seek reimbursement from the federal government for ARY services provided by proprietary organizations. In some jurisdictions that have interpreted federal law to preclude them from seeking reimbursement for ARY services provided under a contract with a proprietary provider, or in others that prefer to contract with not-for-profit providers, we provide ARY services as a subcontractor of Alliance. We do not control Alliance, and none of our employees or agents has a role in the management of Alliance. Although Edward Murphy, our President and Chief Executive Officer, was an officer and director of Alliance immediately prior to becoming our President in September 2004, Mr. Murphy has no further role in the management of Alliance. Our ARY business could be harmed if Alliance chooses to discontinue all or a portion of its service agreements with us. Our ARY business could also be harmed if the state or local governments that prefer that ARY services be provided by not-for-profit organizations determine that they do not want the service performed indirectly by for-profit companies like us on behalf of not-for-profit organizations. We cannot assure you that our contracts with Alliance will continue, and if these contracts are terminated, it could have a material adverse effect on our business, financial condition and operating results. In addition, our relationship with Alliance could change if state or local governments change their policy regarding the awarding of contracts to non-profit or proprietary providers.

Alliance and its subsidiaries are organized as non-profit corporations and are recognized as tax-exempt under section 501(c)(3) of the Internal Revenue Code. As such, Alliance is subject to the public charity regulations of the states in which it operates and to the regulations of the Internal Revenue Service governing tax-exempt entities. If Alliance fails to comply with the laws and regulations of the states in which it operates or with the rules of the Internal Revenue Service, it could be subject to penalties and sanctions, including the loss of tax-exempt status, which could preclude it from continuing to contract with certain state and local governments. Our business would be harmed if Alliance lost its contracts and was therefore unable to continue to contract with us.

Changes in federal, state and local reimbursement policies could adversely affect our revenues, cash flows and profitability.

Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures and review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

We rely on third parties to refer clients to our facilities and programs.

We receive substantially all of our clients from third-party referrals. Our reputation and prior experience with agency staff, care workers and others in positions to make referrals to us are important for building and maintaining our operations. Any event that harms our reputation or creates negative experiences with such third parties could impact our ability to receive referrals and grow our client base.

We conduct a significant percent of our operations in Minnesota and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in this state.

For fiscal 2005, approximately  21% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

•       the failure to maintain and renew our licenses;

•       the failure to maintain important relationships with officials of government agencies; and

•       any negative publicity regarding our operations.

Any of these adverse developments occurring in Minnesota could result in a reduction in revenue or a loss of contracts which could have a material adverse effect on our results of operations, financial position and cash flows.

Our success depends on our ability to manage growing and changing operations.

Since 1998, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our results of operations, financial position and cash flows.

We may not realize the anticipated benefits of any future acquisitions and we may experience difficulties in integrating these acquisitions.

As part of our growth strategy, we intend to make selective acquisitions. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:

•       we may be unable to maintain and renew the contracts of the acquired business;

•       unforeseen difficulties may arise integrating the acquired operations, including information systems and accounting controls;

•       operating efficiencies, synergies, economies of scale and cost reductions may not be achieved as expected;

•       the business we acquire may not continue to generate income at the same historical levels on which we based our acquisition decision;

•       management may be distracted from overseeing existing operations by the need to integrate the acquired business;

•       we may acquire or assume unexpected liabilities or there may be other unanticipated costs;

•       we may experience problems entering new markets in which we have limited or no experience;

•       we may fail to retain and assimilate key employees of the acquired business;

•       we may finance the acquisition by incurring additional debt and may become highly leveraged; and

•       the culture of the acquired business may not match well with our culture.

As a result of these risks, there can be no assurance that any future acquisition will be successful or that it will not have a material adverse effect on our financial condition and results of operations.

We are controlled by our principal equityholder, which has the power to take unilateral action.

Madison Dearborn controls our business affairs and policies. Circumstances may occur in which the interests of Madison Dearborn could be in conflict with the interests of the holders of the 9 5/8% senior subordinated notes due 2012. In addition, Madison Dearborn may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes. See “Item 12. Security Ownership of Principal Shareholders and Management” and “Item 13. Certain Relationships and Related Transactions.”

Forward Looking Statements

These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue,’’ the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the ‘‘risk factors’’ and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The information in this report is not a complete description of our business or the risks associated with an investment in the 9 5/8% senior subordinated notes due 2012. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under ‘‘Risk Factors.’’

Item 2.                        Properties

As of September 30, 2005, we provided services in 416 owned facilities and 851 leased facilities, as well as in homes owned by our Mentors. We owned 328 facilities which serve six individuals or fewer, and 88 facilities which serve more than six individuals. We also owned one office. We leased 530 residential facilities, 72 day program sites and 249 offices. More than half of our leased small group homes have terms of two years or less. We believe that our properties are adequate and suitable for our business as presently conducted.

Item 3.                        Legal Proceedings

We are party to various lawsuits arising in the ordinary course of business. In the opinion of management, any ultimate liability with respect to these matters will not have a material adverse effect on our financial condition or operating results.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Not applicable.

Item 6.                        Selected Financial Data

We have derived the selected historical consolidated financial data as of and for the five months ended February 28, 2001 from our predecessor’s historical consolidated financial statements and related notes audited by Ernst & Young LLP, independent registered public accounting firm. We have derived the selected historical consolidated financial data as of and for the seven months ended September 30, 2001 and as of and for the years ended September 30, 2002, 2003, 2004 and 2005 from the historical consolidated financial statements of Holdings and the related notes audited by Ernst & Young LLP and included elsewhere in this Annual Report on Form 10-K. The selected information below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes thereto included elsewhere in this report.

	Predecessor	Holdings
	Five Months Ended February 28,	Seven Months Ended September 30,	Year Ended September 30,
	2001	2001	2002	2003(1)	2004	2005
(dollars in thousands)
Statement of Operations Data:
Net revenues	$88,040	$132,535	$241,441	$412,839	$648,493	$693,826
Cost of revenues	60,655	91,090	167,560	305,311	491,884	524,618
Gross profit	27,385	41,445	73,881	107,528	156,609	169,208
General and administrative expenses	19,414	26,582	48,829	67,594	86,856	93,491
Depreciation and amortization	5,071	8,844	15,603	13,071	21,484	21,743
Impairment charge	2,090	—	—	—	—	—
Income from operations	810	6,019	9,449	26,863	48,269	53,974
Management fees	(2,500)	(162)	(254)	(258)	(257)	(270)
Other income (expense).	—	(1,161)	196	(392)	(2,581)	(192)
Interest income	—	—	—	10	68	661
Interest expense	(3,496)	(4,911)	(7,575)	(15,819)	(26,893)	(29,905)
Income (loss) before provision for income taxes	(5,186)	(215)	1,816	10,404	18,606	24,268
Provision for income taxes	—	13	726	4,462	8,423	10,270
Net income (loss)	$(5,186)	$(228)	$1,090	$5,942	$10,183	$13,998
Balance Sheet Data: (at end of period)
Cash and cash equivalents	$14,003	$7,024	$544	$15,804	$24,416	$29,307
Working capital(2)	26,061	14,368	10,971	38,717	39,828	49,190
Total assets	134,953	138,523	126,659	430,094	450,038	449,438
Long-term debt	—	67,500	50,750	213,034	200,083	319,430
Note payable to parent	105,274	—	—	—	—	—
Redeemable Class A preferred stock	—	36,357	42,217	101,283	116,381	—
Stockholders’ equity (deficit)	7,026	1,982	(2,788)	30,632	25,769	36,310
Other Financial Data:
Ratio of earnings to fixed charges(3)	—	—	1.2x	1.7x	1.7x	1.8x

(1)           Results for fiscal 2003 include the results of operations related to REM, Inc. from the date of its acquisition on May 1, 2003.

(2)           Working capital is calculated as current assets minus current liabilities. At February 28, 2001, working capital excludes the current portion of note payable to parent.

(3)           For purposes of calculating the ratio of earnings to fixed charges, (i) earnings is defined as income (loss) before provision for income taxes plus fixed charges and (ii) fixed charges is defined as interest expense (including capitalized interest, which we do not have, and amortization of debt issuance costs) and the estimated portion of operating lease expense deemed by management to represent the interest component of rent expense. For the five months ended February 28, 2001 and for the seven months ended September 30, 2001, earnings were insufficient to cover fixed charges by $5.2 million and $215,000, respectively.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with “Item 6. Selected Financial Data,” and the historical consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and ‘‘Forward-Looking Statements’’ sections in Item 1A of this report.

Overview

Founded in 1980, we are a leading provider of home and community-based services to individuals with mental retardation and other developmental disabilities, at-risk youth and persons with acquired brain injury. Currently, we provide our services to approximately 19,800 clients in 29 states through approximately 15,000 full-time equivalent employees, and a pool of approximately 5,100 independently contracted Mentors. Most of our services involve residential support, typically in single-family or small group home settings, designed to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county government agencies, as well as smaller amounts from private-sector insurers mostly in our acquired brain injury business. For fiscal 2005, we generated $693.8 million of net revenues.

The largest part of our business is the delivery of services to individuals with mental retardation or a developmental disability (MR/DD). The MR/DD services we provide include residential support, vocational services, day habilitation and case management.

We also provide a variety of services to children with severe emotional, developmental and behavioral disorders, medical complexities and youth under the auspices of the juvenile justice system, all of whom we refer to as at-risk youth (ARY). Our ARY services include family-based services designed to support family preservation and family reunification, as well as case management, adoption assistance and education services. The remaining services we provide are post-acute services to individuals with acquired brain injury (ABI). These services include neurorehabilitation, neurobehavioral rehabilitation and assisted living services.

Our service lines do not represent operating segments per SFAS 131 as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Also, discrete financial information is not available by service line at the level necessary for management to assess the performance or make resource allocation decisions.

We operate our business as one human services reporting segment organized into three divisions, an Eastern Division, a Central Division and a Western Division.

Factors Affecting our Operating Results

Demand for Home and Community-Based Human Services

Our growth in revenues has been directly related to increases in the number of individuals served. This growth has depended largely upon acquisitions, particularly the acquisition of REM, Inc. in May 2003, and development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts. We also attribute the continued growth in our client base to certain trends that are increasing demand in our industry, including demographic as well as political developments.

Demographic trends have a particular impact on our MR/DD business. Increases in the life expectancy of MR/DD individuals, we believe, have resulted in steady increases in the demand for MR/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the MR/DD population in need of services and, therefore, the amount of residential and non-residential MR/DD programs offered by governments in our markets. In addition, the “baby boom echo” in the early 1990s suggests a similar positive impact on the size of the ARY populations in our markets.

Political trends can also affect our operations. In particular, budgetary restraints and lobbying from client advocacy groups can dictate the overall level of funding and the preferred settings for many of the services we provide. For example, pressure from advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. Furthermore, while in certain states budgetary pressures have reduced the levels of funds available for MR/DD and ARY services, we believe that successful lobbying by these groups has preserved MR/DD and ARY services, and therefore our revenue base, from significant cutbacks as compared with certain other human services. Historically, many state and county governments have also been direct providers of many of our services, generally in institutions. As a result, our operations often depend not only on the success of our care model, but on governments’ general willingness to outsource these services to for-profit entities such as us, sometimes for the first time.

New Program Starts

While our May 2003 acquisition of REM, Inc. significantly increased our revenues, we believe that our future growth will depend more heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets or geographical expansion in new markets. Much of our growth in existing markets comes in the form of “cross-selling” new services into existing geographic markets. Depending on the nature of the program and the state or county government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public-sector agency.

Acquisitions

On May 1, 2003, we acquired REM, Inc., including 317 single family homes and 63 intermediate care facilities, as well as an additional 433 leased facilities. This acquisition, which has been fully integrated into our operations, significantly increased our MR/DD market presence. In addition to the REM acquisition, as of September 30, 2005, we have completed 30 acquisitions since 1997, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as “tuck-in” acquisitions. We have pursued strategic acquisitions in markets with significant opportunities, but in which we lack either the necessary government contacts and/or local market knowledge to establish a market presence quickly. We have also acquired businesses or contracts only insofar as the regulatory environment and our level of expertise would allow us to establish a strong market presence quickly. We currently do not intend to pursue any acquisitions as large as the REM acquisition.

Rates and Reimbursement

We derive a majority of our revenues from states, counties or regional government agencies. The payment terms of these contracts vary by jurisdiction and service type, and may be based on flat rates, cost-based reimbursement, per person per diems, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. We derive approximately 13% of our revenues pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs plus a margin. Insufficient cost levels may require us to return previously received payments after cost reports are filed, although these amounts have historically been insignificant. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

Our government payors fund most of their payments to us through Medicaid waiver programs, under which $1 of state funding is matched by federal funding of between $1 and $4. These federal matching funds programs enhance the long-term stability of our revenues, as they provide a strong incentive for state and counties to preserve existing programs, even in periods of budgetary restraint.

Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems. At September 30, 2005, our consolidated days sales outstanding was 44.9 days as compared with 51.2 on September 30, 2004.

Labor and Other Costs

Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Our host home caregivers, or Mentors, are paid on a per diem basis, and only if the Mentor is currently caring for a client. Most of our other caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our labor costs are generally influenced by general levels of service and these costs can vary in material respects across regions.

We incur no facilities costs for services provided in the home of a Mentor. Additionally, since nearly all of our group homes are operated under short term leases, our ability to reduce these fixed occupancy costs is more flexible than larger institutions. As of September 30, 2005, we owned 416 facilities and leased 851 others.

Expenses incurred in connection with regulatory compliance, liability insurance and third-party claims totaled less than 1.0%, 0.9% and 1.5% of our cost of revenues for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We have incurred professional liability claims and insurance expense of $3.6 million, $2.8 million and $2.6 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. We currently self-insure for amounts of up to $1.0 million per claim and $2.0 million in the aggregate. Above these limits, we have $9.0 million of coverage, subject to a $250,000 deductible per occurrence, once the aggregate limit is reached.

Results of Operations

The following table sets forth the percentages of net revenues that certain items of operating data constitute for the periods indicated:

	Fiscal Year Ended September 30,
	2003	2004	2005
Statement of operations data:
Net revenues	100.0%	100.0%	100.0%
Cost of revenues	74.0	75.9	75.6
General and administrative expenses	16.3	13.4	13.5
Depreciation and amortization	3.2	3.3	3.1
Income from operations	6.5	7.4	7.8
Other income (expense)	0.2	0.4	0.0
Interest expense	3.8	4.1	4.3
Interest income	0.0	0.0	0.0
Income before provision for income taxes	2.5	2.9	3.5
Provision for income taxes	1.1	1.3	1.5
Net income.	1.4	1.6	2.0

Fiscal year ended September 30, 2005 compared to fiscal year ended September 30, 2004

Net revenues

Net revenues increased by $45.3 million, or 7%, from $648.5 million for fiscal 2004 to $693.8 million for fiscal 2005. Approximately $4.6 million of the increase was as a result of the acquisitions that occurred in fiscal 2005. In addition, new start revenue increased approximately $1.3 million in fiscal 2005. The remaining increase was due to census growth in our existing service lines, expansion into new markets and the development of new services for our existing customer base.

Cost of revenues

Cost of revenues increased by $32.7 million, or 6.6%, from $491.9 million for fiscal 2004, to $524.6 million for fiscal 2005. The majority of the increase is due to a $20.6 million increase in labor costs, in particular, direct care wages, taxes and fringe benefits. The increase in wages is mostly attributable to increases in our workforce to provide services for additional clients served. Payments to Mentors increased approximately $6.4 million in fiscal 2005, as the number of Mentors increased by approximately one thousand. The increase in Mentors is attributed to our expanding client base as well as the acquisition of Foster America in April 2004, which resulted in an additional $1.5 million in payments in fiscal 2005. Cost of revenues also increased due to a $3.3 million increase in rent and other occupancy expenses related to more homes leased in fiscal 2005, and a $2.1 million increase in transportation expenses.

General and administrative expenses

General and administrative expenses increased by $6.6 million, or 7.6%, from $86.9 million for fiscal 2004, to $93.5 million for fiscal 2005. The majority of the $6.6 million increase was due to increases in labor costs. The increase in labor costs consisted of a $4.0 million increase in administrative wages, $1.7 million of which related to severance for senior executives who left our company. In addition, there was an increase of $1.2 million in facility related expenses due to an increase in office leases.

Interest expense

Interest expense increased $3.0 million, from $26.9 million for fiscal 2004 to $29.9 million for fiscal 2005. The increase was principally due to the accelerated amortization of deferred financing costs of $1.3 million related to the previously outstanding credit facility. We also incurred $1.5 million for fiscal 2005 related to a pre-payment fee on our previously outstanding senior credit facility.

Provision for income taxes

Provision for income taxes increased $1.9 million from $8.4 million for fiscal 2004 to $10.3 million for fiscal 2005. Although the effective tax rate decreased from 45.2% for fiscal 2004 to 42.3% for fiscal 2005, provision for income taxes increased due to a higher income before provision for income taxes. The effective tax rate decreased due to a change in our corporate structure, resulting in a reduction in the state effective tax rate.

Fiscal year ended September 30, 2004 compared to fiscal year ended September 30, 2003

General

On December 16, 2002, we acquired the assets of Family Advocacy Services (FAS). On February 28, 2003, we acquired certain assets of American Habilitation Services, Inc. (AHS). On May 1, 2003, we acquired the stock of REM, Inc. and certain of its affiliated companies. We also acquired the assets of Foster America on April 30, 2004. Our financial data include operating results for each of the acquired businesses from the date of acquisition. The financial data for fiscal 2004 include full-period operating results for the businesses acquired during  2003, and results for Foster America from April 30, 2004 through September 30, 2004. The financial data for fiscal 2003 do not include operating results for Foster America, and only include partial operating results for the other acquired businesses. Therefore, a majority of the period over period variances is directly attributable to the timing effect for these acquisitions. In addition, we have divested operations in certain states that were either not strategic to our continuing operations or for other reasons. We have exited operations in Washington in July 2003, Montana (acquired in the REM acquisition) in September 2003, a portion of our ABI operations in Illinois in August 2003, New Mexico in March 2004, and Michigan in September 2004.

Net revenues

Net revenues increased by $235.7 million, or 57%, from $412.8 million for fiscal 2003 to $648.5 million for fiscal 2004. Approximately $219.9 million of this increase was primarily due to the inclusion of operations related to the acquisitions. The increase was also due to census growth in our existing service lines, expansion into new markets and the development of new services for our existing customer base. This increase was offset by the loss of revenues related to the divested units of $9.5 million.

Cost of revenues

Cost of revenues increased by $186.6 million, or 61%, from $305.3 million for fiscal 2003, to $491.9 million for fiscal 2004. Of this increase, $180.0 million was primarily due to the inclusion of operations related to the acquisitions. This increase was offset by a decrease in cost of revenues related to the divested units of $7.9 million. The majority of the remaining $14.5 million increase in cost of revenues was due to increases in labor costs of $13.1 million. This $13.1 million increase in labor costs consisted of a $7.9 million increase in direct care wages and a $5.2 million increase in payroll taxes and fringe benefits for direct care workers. The increase in wages is mostly attributable to increases in our workforce to provide services for additional clients served. The increase in taxes and fringe benefits is mostly attributable to increases in healthcare costs of $3.0 million due to increased enrollment in our health insurance program and rising health care costs.

General and administrative expenses

General and administrative expenses increased by $19.3 million, or 29%, from $67.6 million for fiscal 2003, to $86.9 million for fiscal 2004. Of this increase, $17.7 million was primarily due to the inclusion of operations related to the acquisitions. This increase was offset by a decrease in general and administrative expenses related to divested units of $1.3 million. The majority of the remaining $2.9 million increase in general and administrative expenses was attributable to a health insurance increase for general and administrative staff of $0.9 million and an increase in administrative occupancy of $1.0 million

Depreciation and amortization

Depreciation and amortization expense increased $8.4 million from $13.1 million for fiscal 2003, to $21.5 million for fiscal 2004. Depreciation expense increased $4.8 million, which was primarily due to the depreciation of fixed assets of the acquired operations. Amortization expense increased $3.6 million due to the amortization of identifiable intangible assets resulting from the acquisitions.

Other expense (income)

Other expense (income) increased by a net expense of $2.2 million from $0.4 million of expense for fiscal 2003 to $2.6 million of expense for fiscal 2004. Other expenses for fiscal 2004 included losses of $2.8 million, of which $2.4 million consisted of losses from the sale of business units and $0.4 million consisted of losses from the disposal of property and equipment. Other expense for fiscal 2003 included losses of $1.3 million, of which $1.1 million consisted of losses from the sale of business units and $0.2 million from the disposal of property and equipment, offset by gains related to the mark to market of our interest rate swap agreements of $0.8 million.

Interest expense

Interest expense increased $11.0 million, from $15.8 million for fiscal 2003 to $26.8 million for fiscal 2004. The increase in interest expense was principally due to additional debt incurred to finance the REM acquisition. In connection with the REM acquisition, we entered into a new credit agreement that increased our bank debt balance by $127.6 million. As part of the REM purchase consideration, we also issued junior subordinated notes to the sellers of REM for $28.0 million. These notes were redeemed in connection with the Refinancing on November 4, 2004. In addition, we charged an additional $4.2 million of interest expense in fiscal 2004 related to the change in the estimated life of the deferred financing cost in connection with the Refinancing.

Provision for income taxes

Provision for income taxes increased $3.9 million from $4.5 million for fiscal 2003 to $8.4 million for fiscal 2004. The increase in the provision was due to the increased level of earnings before income taxes as well as an increase in the effective tax rate from 42.9% for fiscal 2003 to 45.3% for fiscal 2004. This increase is due primarily to the REM acquisition and the refinancing related to that acquisition. The refinancing structure prevented utilization of interest deducted and therefore higher taxable income.

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations and utilization of our credit facilities during the past two years have been sufficient to meet the aforementioned cash requirements.

On November 4, 2004, we completed the Refinancing, which included the offering of the 9 5/8% senior subordinated notes due 2012 and the amendment and restatement of our then-existing senior credit facilities. As amended and restated, the senior credit facilities consist of a six-year $80.0 million revolving credit facility and a seven year $175.0 million term B loan facility. We used the proceeds of the offering of the 9 5/8% senior subordinated notes due 2012, cash on hand and borrowings under the senior credit facilities to:

•       repay all amounts owing under our then-existing senior credit facilities and pay a $1.5 million pre-payment fee on our then-existing senior credit facilities;

•       repay $28.0 million of the subordinated notes issued by Holdings to the former stockholders of REM, Inc. in connection with our acquisition of REM in May 2003 and $15.5 million of subordinated notes issued by Holdings to Madison Dearborn in 2001;

•       redeem all of the outstanding 14% Redeemable Class A Preferred Stock of Holdings, in the amount of $121.8 million, including accrued dividends, approximately $3.4 million of which was held in a rabbi trust for a deferred compensation plan;

•       fund an escrow account in order to provide a source of payment for net amounts that may be owing (after deducting amounts to which we are entitled under our right of offset) under the Magellan note;

•       pay certain deferred compensation obligations; and

•       pay transaction fees and expenses.

We refer to these transactions, collectively, as the “Refinancing.”

Net cash provided by operating activities was $36.4 million, $37.7 million, and $33.6 million for fiscal 2005, fiscal 2004, and fiscal 2003, respectively. Cash provided by operating activities for fiscal 2005 included payments associated with the Refinancing. Certain deferred compensation plans were terminated and funds were distributed in the amount of $4.3 million. In addition, in connection with the repayment of the subordinated notes payable, accrued interest of $13.5 million was paid. Excluding these Refinancing items, net cash provided by operating activities was $54.2 million. The increase in cash provided by operating activities between periods was principally due to an increase in cash provided by accounts receivable. This change is mostly attributed to a decrease in accounts receivable due to a decrease in days sales outstanding between September 30, 2004 and September 30, 2005 from 51.2 to 44.9.

Net cash used in investing activities was $19.7 million, $20.0 million and $262.2 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The primary components are cash paid for acquisitions, purchases of property and equipment and cash proceeds from the sale of property and equipment. The change between periods was primarily attributable to a change in cash paid for acquisitions. Cash paid for acquisitions for fiscal 2005 includes the acquisition of ten companies engaged in behavioral health and human services for a total aggregate consideration of $8.3 million. These acquisitions were financed with available cash. Offsetting the cash paid for these acquisitions was $1.0 million received related to the finalization of the purchase price of previous acquisitions.

We completed three acquisitions in fiscal 2004 and four acquisitions in fiscal 2003. The acquisition of Foster America in May 2004 was financed with available cash of approximately $4.4 million, and the remaining two acquisitions in fiscal 2004 were financed with available cash of approximately $0.2 million. The acquisition of FAS in December 2002 was financed through borrowings under our old senior credit facilities of $6.8 million. The acquisition of AHS in February 2003 was financed through the use of available cash of approximately $0.4 million and borrowings under the old senior credit facilities of $11.0 million. The acquisition of REM in May 2003 for approximately $240.4 million was financed through proceeds from the issuance of preferred and common stock of $87.2 million, a seller note of $28.0 million and $125.2 million of borrowings under the old senior credit facilities.

We spent $14.6 million, $15.6 million and $8.5 million in capital expenditures for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Capital expenditures for fiscal 2005 are primarily related to vehicles and computer equipment, and for fiscal 2004 are mostly due to purchases of single family homes and computer equipment. Capital expenditures for fiscal 2003 are mostly due to purchases of furniture and fixtures and computer equipment.

Net cash used in (provided by) financing activities was $11.8 million, $9.1 million and ($243.9) million, respectively. The increase in cash used by financing activities was primarily due to the Refinancing. We also refinanced our term loan mortgage in May 2005 and repaid the $4.7 million outstanding on the existing term loan mortgage and borrowed $6.2 million. We used net proceeds from the additional term loan mortgage facility to make a prepayment in the amount of $1.7 million on our term B loan. We also repaid $7.0 million of the $10.0 million note payable to Magellan in fiscal 2005, and incurred and paid approximately $9.5 million in costs in fiscal 2005 in connection with the Refinancing, the repricing of our existing term B loan in March 2005 and the refinancing of the term loan mortgage in May 2005.

We made scheduled debt maturity payments in accordance with the term loan facilities of $1.3 million, $9.3 million and $3.0 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. In addition, in conjunction with the acquisition of REM on May 1, 2003, we entered into the senior credit facilities existing prior to the Refinancing to finance the acquisition and in the process refinanced our old term loan of $48.0 million on April 30, 2003.

On November 4, 2004, we repaid all outstanding amounts owing under the then-existing senior credit facilities and entered into amended and restated senior credit facilities, which we refer to as the ‘‘senior credit facilities.’’

The senior credit facilities consist of an $80.0 million revolving credit facility and a $175.0 million term B loan facility. At the time of the Refinancing, we drew $13.0 million under the revolving credit facility. The loans and other obligations under the senior credit facilities are guaranteed by Holdings and each of its existing and future direct and indirect domestic subsidiaries, other than insurance subsidiaries and non-profit subsidiaries. The revolving credit facility will terminate, and all amounts outstanding thereunder will be due and payable, in 2010. The term B loan facility is subject to quarterly amortization of principal, with the initial aggregate term loan payable in quarterly installments of 1% per year for the first six years and thereafter in substantially equal quarterly installments. Voluntary prepayments of principal are permitted, and we are required to prepay amounts under the senior credit facilities under certain circumstances.

On November 4, 2004, National MENTOR, Inc. sold $150.0 million in aggregate principal amount of 9 5/8% senior subordinated notes due 2012 in a private placement. The notes are guaranteed by Holdings and each of National MENTOR, Inc.’s direct or indirect domestic subsidiaries. The notes will mature on December 1, 2012.

Our principal sources of funds are cash flows from operating activities and available borrowings under the senior credit facilities. The availability under the $80.0 million revolving facility is reduced by outstanding letters of credit totaling $21.1 million. As of September 30, 2005, the availability under this facility was $58.9 million. We believe that these funds will provide sufficient liquidity and capital resources to meet our near term and future financial obligations, including scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case.

Commercial Commitments Summary

The following table summarizes our contractual obligations and commitments as of September 30, 2005.

(dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$331,031	$11,601	$4,142	$8,006	$307,282
Operating leases	69,493	22,462	29,424	12,359	5,248
Standby letters of credit	21,136	21,136	—	—	—
Total obligations and commitments	$421,660	$55,199	$33,566	$20,365	$312,530

Inflation

We believe that inflation has not had a material impact on our results of operations for fiscal 2005, fiscal 2004, or fiscal 2003. We do not expect inflation to have a material impact on our results of operations for fiscal 2006.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements.

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, our application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Revenues are reported net of any provider taxes or gross receipts taxes levied by certain states on services we provide. We follow Staff Accounting Bulletin (SAB) 104, Revenue Recognition, which requires that revenue can only be recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is probable. We recognize revenues for services performed pursuant to contracts with various state and local government agencies and private health care agencies as follows: cost-reimbursement contract revenues are recognized at the time the service costs are incurred and units-of-service contract revenues are recognized at the time the service is provided. For our cost-reimbursement contracts, the rate provided by the payor is based on a certain level and types of costs being incurred in delivering the service. From time to time, we receive payments under cost-reimbursement contracts in excess of the allowable costs required to support those revenues. In such instances, we record a liability for payments that are in excess of allowable costs. At the end of the contract period, any balance of excess payments is maintained as a liability for reimbursement to the payor. Revenues from future services may be affected by changes in rate-setting structures, methodologies or interpretations that may be enacted in states where we operate or by the federal government. To date, we have not encountered any rate-setting changes of significance.

Accounts Receivables

Accounts receivable primarily consist of amounts due from state and local government agencies, not-for-profit providers, and commercial insurance companies; such amounts are not collateralized. An estimated sales allowance and allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third-party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated sales allowance and allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue in the income statement in the period of the change in estimate.

Reserves for Self-insurance

We self-insure a substantial portion of our health, workers compensation, auto and professional and general liability (“PL/GL”) programs. We record expenses related to claims on an incurred basis, which includes maintaining fully developed reserves for both reported and unreported claims. The reserves for the health and workers compensation, auto and PL/GL programs may be based on analysis performed internally by management or actuarially determined estimates by independent third parties. While we believe that the estimates of reserves are adequate, the ultimate liability may be greater or less than the aggregate amount of reserves recorded. Reserves relating to prior periods are continually reevaluated and increased or decreased based on new information. As such, these changes in estimates are recorded as charges or credits to the income statement in a subsequent period of the change in estimate.

Goodwill and Intangible Assets

Prior to October 1, 2002, pursuant to APB 17, Intangible Assets, goodwill and intangible assets were amortized using the straight-line method over their respective estimated useful lives.

On October 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) for all business combinations consummated after June 1, 2001. SFAS 141 requires that all business combinations be accounted for using the purchase method and further clarifies the criteria for recognition of intangible assets separately from goodwill.

On October 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). We review costs of purchased businesses in excess of net assets acquired (goodwill), and indefinite-lived intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds fair value. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss should be recognized in an amount equal to the difference. Fair values are established using the discounted cash flow and comparative market multiple methods. Upon adoption, we reclassified the net assembled workforce balance of $8,264 to goodwill in accordance with SFAS 142. Therefore, the assembled workforce is no longer amortized and is reviewed at least annually for impairment, unless significant changes in circumstances indicate a potential impairment may have occurred sooner.

Discounted cash flows are based on management’s estimates of our future performance. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and intangible assets. If updated calculations indicated that the fair value of goodwill or any indefinite-lived intangibles to be less than the carrying value of the asset, an impairment charge would be recorded in the income statement in the period of the change in estimate. To date, there have been no impairment charges recorded.

Impairment of Long-Lived Assets

On October 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Under SFAS 144, we review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. The adoption of SFAS No. 144 did not have any impact on our balance sheets or statements of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under FAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

Derivative Financial Instruments

We use derivative financial instruments to manage the risk of interest rate fluctuations on debt and accounts for derivative financial instruments in accordance with Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in stockholders’ equity as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

We, from time to time, enter into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate on our debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change is accrued and recognized as an adjustment of other income or expense in the accompanying consolidated statement of income or as a change to stockholders’ equity, depending on whether the transaction qualifies as a hedge. The related amount receivable from or payable to counterparties is included as an asset or liability in our consolidated balance sheet.

Hedges of underlying exposure are designated as part of a hedge transaction and documented at the inception of the hedge. Whenever it qualifies, we use the shortcut method to satisfy hedge effectiveness requirements. Under this approach, we exactly match the terms of the interest rate swap to the terms of the underlying debt and therefore may assume 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire change in fair market value is recorded in the stockholders’ equity as other comprehensive loss. There were no outstanding swap agreements at September 30, 2005.

Legal Contingencies

From time to time, we are involved in litigation in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably determinable. While we believe our provision for legal contingencies is adequate, the outcome of the legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

Although we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At September 30, 2005, we had variable rate debt outstanding of $178.0 million compared to $159.7 million outstanding at September 30, 2004.  The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.50% or Prime plus 1.50%, the revolver, which has an interest rate based on LIBOR plus 3.25% or Prime plus 2.25%, and term loan mortgage, which has an interest rate based on Prime plus 1.25%. An increase in the interest rate by 100 basis points on the debt balance outstanding as of September 30, 2005, would increase interest expense approximately $1.8 million annually.

Item 8.                        Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements required by this Item are on pages F-1 through F-30 of this report.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

As of the end of the period covered by the Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2005) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and position of each of our current directors and executive officers of National MENTOR Holdings, Inc.:

Name	Age	Position
Gregory Torres	56	Chairman
Edward M. Murphy	58	President, Chief Executive Officer and Director
John W. Gillespie	52	Executive Vice President and Chief Financial Officer
Juliette E. Fay	53	Senior Vice President of Business Development and Marketing
Denis M. Holler	51	Senior Vice President of Finance
John J. Green	46	Senior Vice President of Field Finance
Hugh R. Jones III	40	Senior Vice President and Chief Administrative Officer
Bruce F. Nardella	48	President—Eastern Division
David M. Petersen	57	President—Central Division
Robert A. Longo	43	President—Western Division
Timothy P. Sullivan	47	Director
Nicholas W. Alexos	42	Director
Eugene S. Sunshine	55	Director
Patricia Woodworth	50	Director

Gregory Torres has served as our Chairman since September 2004. Mr. Torres served as our Chairman and Chief Executive Officer from September 2004 to January 2005, as well as our President and Chief Executive Officer from January 1996 until September 2004. On January 1, 2005, Mr. Torres stepped down as Chief Executive Officer and remained Chairman of the board of directors. Mr. Torres joined MENTOR in 1980 as a member of our first board of directors. In 1992 Mr. Torres became senior vice president for business development, strategic planning and public affairs. Prior to joining us, Mr. Torres held prominent positions within the public sector including: chief of staff of the Massachusetts Senate Committee on Ways and Means, and assistant secretary of human services, the cabinet level office charged with administering human services funding. Mr. Torres began his career as a direct care worker in the juvenile justice field. Mr. Torres is a graduate of St. Vincent’s College and holds an M.P.A. from Harvard University.

Edward M. Murphy has served as our President since September 2004 and our Chief Executive Officer since January 2005. Mr. Murphy has extensive experience working in the areas of criminal justice, mental health and human services, health care and finance. For six years, starting 1979, Mr. Murphy served the Commonwealth of Massachusetts as Commissioner of the Department of Youth Services (DYS). Mr. Murphy subsequently served four years as Commissioner of the Department of Mental Health (DMH), which at that time included services for individuals with mental illness and mental retardation. For six years, starting in 1979, Mr. Murphy led the Massachusetts Health and Educational Facilities Authority, an independent public authority established to assist nonprofit organizations in borrowing funds through the issuance of tax-exempt bonds. Mr. Murphy later worked as Senior Vice President specializing in debt financing and advisory services for healthcare clients at Tucker Anthony, an investment banking and brokerage firm, and served as President and COO of Olympus Healthcare Group. Most recently, in 1999 Mr. Murphy founded Alliance Health and Human Services and served as the organization’s President and CEO until September 2004. He is a trustee of the Massachusetts Health and Education Tax Exempt Trust, a closed end investment company traded on the American Stock Exchange. Mr. Murphy is a graduate of Boston College and holds MA and PhD degrees from the University of Massachusetts at Amherst.

John W. Gillespie has served as our Executive Vice President and Chief Financial Officer since August 2001. Mr. Gillespie joined us with over 18 years of experience in the investment banking industry having previously worked for Lehman Brothers from 1983 to 1986, Morgan Stanley from 1986 to 1992 and Bear Stearns from 1992 to 2001. Previously, Mr. Gillespie served for four years in Massachusetts state government with the Office of the Secretary of the Commonwealth, the Governor’s Office, and the Executive Office of Human Services. Mr. Gillespie is a graduate of Harvard College and the Harvard Business School.

Juliette E. Fay has served as our Senior Vice President of National Business Development and Marketing since January 2002, managing the operation of acquisitions and national business development. From May 1998 to June 2002, Ms. Fay served as our Vice President of Business Development. Prior to joining us in 1998, Ms. Fay was the president and CEO of Charles River Health Management, a provider-based managed care company, from March 1995 to May 1998; the director of marketing and business development at the Massachusetts Health and Educational Facilities Authority from November 1989 to March 1995; chief of staff for the Massachusetts Department of Mental Health from July 1986 to November 1989; and the assistant commissioner for facility operations at the Department of Youth Services from April 1979 to July 1985. Ms. Fay holds a B.A. from Boston College and an M.P.A. from Harvard University.

Denis M. Holler has served as our Senior Vice President of Finance since January 2002. Mr. Holler joined us in October 2000 as Vice President of Financial Operations. Previously, Mr. Holler was Chief Financial Officer of the Fortress Corporation from September 1991 to November 1999. Mr. Holler was also a C.P.A. with Deloitte & Touche from 1984 to 1989. Mr. Holler holds a B.A. from Fordham University and an M.S. in accounting and an M.B.A. in finance from Northeastern University.

John J. Green has served as our Senior Vice President of Field Finance since May 2003 when we acquired REM. Mr. Green joined REM in April 1986 as Assistant Controller and became Controller of REM in July 1990. Mr. Green is a Certified Public Accountant with more than 20 years of experience both in public accounting and healthcare industries. Mr. Green’s expertise encompasses finance, accounting, reimbursement, human resources and information systems. Mr. Green holds a B.S. in accounting and finance from Minnesota State University—Mankato.

Hugh R. Jones III has served as our Senior Vice President and Chief Administrative Officer since May 2004 and served as our Senior Vice President of Public Strategy from February 2003 to May 2004. Prior to that, he co-founded in 1995 and led MassINC, a nonpartisan think tank. Previously, Mr. Jones held positions in state government and Massachusetts and national political campaigns. He has a B.A. in government from Hamilton College.

Bruce F. Nardella has served as our President, Eastern Division since May 2003. Mr. Nardella joined us in 1996 as a state director. Prior to that, he worked for the Massachusetts Department of Youth Services, a Massachusetts human service agency responsible for servicing adjudicated youths. Mr. Nardella also worked for more than a decade for the Massachusetts Department of Youth Services, the agency responsible for serving adjudicated youths. In 1994, he became the deputy commissioner of the agency, supervising all operations. Mr. Nardella holds an M.P.A. from Harvard University, an M.Ed. from Boston University and a B.A. from Colgate University.

David M. Petersen has served as our President, Central Division since May 2003. Prior to joining us, Mr. Petersen had worked for REM since 1972. Beginning in 1992 he served as the Executive Director of REM’s Minnesota operations. Mr. Petersen is a licensed Nursing Home Administrator, with BS and MA degrees from St. Cloud State University. Mr. Peterson was President of the Association of Residential Resources in Minnesota (ARRM), and currently serves on the board of directors for ARRM.

Robert A. Longo has served as our President, Western Division since May 2003. Mr. Longo joined us as a children’s services program manager in Illinois in 1993 and became our state director for Illinois in 1994. Before coming to our company, he was the assistant program director at St. Joseph’s Carondelet in Chicago where he oversaw budgeting, operations and agency development and planning. He also worked as the truancy alternative group leader for a family services agency in Illinois. Mr. Longo received his M.S. in health services administration from College of St. Francis and his B.S. in psychology and biology from Loyola University of Chicago.

Timothy P. Sullivan has been a director since March 2001. Prior to co-founding Madison Dearborn Partners, LLC in 1993, Mr. Sullivan was with First Chicago Venture Capital for four years. Mr. Sullivan concentrates on investments in the healthcare industry and currently serves on the boards of directors of Valitás Health Services, Inc. and the advisory board of Sirona Luxco SCA. Mr. Sullivan received a B.S. from the United States Naval Academy, an M.S. from the University of Southern California and an M.B.A from Stanford University Graduate School of Business.

Nicholas W. Alexos has been a director since March 2001. Prior to co-founding Madison Dearborn Partners, LLC in 1993, Mr. Alexos was with First Chicago Venture Capital for five years. Previously, he was with The First National Bank of Chicago. Mr. Alexos concentrates on investments in the healthcare and food manufacturing industries and currently serves on the boards of directors of Pierre Foods, Inc. and the advisory board of Sirona Luxco SCA. Mr. Alexos received a B.B.A. from Loyola University and an M.B.A. from the University of Chicago Graduate School of Business.

Eugene S. Sunshine has been a director since May 2003. Mr. Sunshine has been the Senior Vice President for Business and Finance at Northwestern University in Evanston, Illinois since September 1997. Prior to that, Mr. Sunshine was the Senior Vice President for Administration of the Johns Hopkins University, where he held other positions including Treasurer and Senior Vice President. Mr. Sunshine was New York State Treasurer from 1982 until 1986 and was the Deputy Commissioner for Tax Policy Analysis in New York State. Mr. Sunshine serves on the board of directors of the Chicago Board Options Exchange and the Nuveen Fund. Mr. Sunshine received a B.A. from Northwestern University in 1971 and a Master of Public Administration degree from the Maxwell School of Citizenship and Public Affairs of Syracuse University in 1972.

Patricia Woodworth has been a director since June 2003. Ms. Woodworth has served as Executive Vice President for Finance and Administration and Chief Financial Officer of The Art Institute of Chicago since January 2002. Previously, Ms. Woodworth was the Chief Financial Officer for the University of Chicago from January 1998 to December 2001. Prior to moving to Chicago, she was the Budget Director for the states of New York from 1995 to 1997, Michigan from 1991 to 1994 and Florida from 1988 to 1990. Ms. Woodworth received a Bachelor of Arts from the University of Maryland.

Our board of directors has determined that Mr. Nicholas W. Alexos qualifies as an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K. Mr. Alexos is a Managing Director of Madison Dearborn and therefore is not considered “independent.”

Code of Ethics

We have adopted a code of ethics applicable to directors, officers and employees. Information regarding our code of ethics is attached as Exhibit 14 to this report.  You can also request a copy by contacting us at 313 Congress Street, 6th Floor, Boston, MA 02210 or (telephone) 617-790-4800.

Item 11.                 Executive Compensation

The following summarizes the principal components of compensation for our chief Executive Officers and the other highest compensated executive officers for fiscal 2005 (collectively, the ‘‘named executive officers’’).

Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Other Annual Compensation		Long-term Compensation Awards/Securities Underlying Options(4)	All Other Compensation		Total Compensation
Gregory Torres	2005	$252,000	—	$10,541	(2)	—	—		$262,541
Executive Chairman
Edward M. Murphy.	2005	$290,000	$77,745	$75,000	(3)	—	—		$442,745
President, Chief Executive Officer and Director
Elizabeth V. Hopper(5)	2005	$280,000	$75,064	$6,872	(2)	—	$211,944	(7)	$573,880
Executive Vice President and Chief Operating Officer
John W. Gillespie	2005	$280,000	$105,064	$837	(2)	—	—		$385,901
Executive Vice President and Chief Financial Officer
Juliette E. Fay.	2005	$220,000	$44,234	$1,318	(2)	7,500	—		$265,552
Senior Vice President of Business Development and Marketing
David M. Petersen	2005	$225,000	$58,798	$948	(2)	10,000	—		$284,746
President, Central Division
Donald R. Monack(6).	2005	$280,000	—	$7,078	(2)	—	$111,200	(8)	$398,278
Former Executive Vice President and Chief Development Officer

(1)         Bonuses are determined based on consolidated growth compared to pre-established targets and individual performance reviews.

(2)         Other annual compensation represents above market interest earned through November 4, 2004 on amounts held in the National MENTOR, Inc. Equity Deferred Compensation Plan and the National Mentor Services, LLC 2003 Deferred Compensation Plan, which accrues interest at a rate of 14% which compounds quarterly. In conjunction with the offering of the outstanding notes on November 4, 2004, these deferred compensation obligations were paid.

(3)         Other annual compensation represents above-market earnings on stock options issued in September 2004.

(4)         Represents options granted in fiscal 2005 under the National MENTOR Holdings Inc. Stock Option Plan (as defined below).

(5)         Elizabeth V. Hopper retired on October 1, 2005.

(6)         Donald R. Monack resigned on March 31, 2005.

(7)         Amount represents a bonus paid at the time of Ms. Hopper’s departure.

(8)         Amount represents a bonus paid at the time of Mr. Monack’s departure.

Option Grants During Fiscal 2005

The following table sets forth the number of options granted to the named executive officers under the National Mentor Holdings, Inc. Stock Option Plan during fiscal 2005.

	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in	Exercise	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Granted	Fiscal Year	Price	Date	5%	10%
Gregory Torres	—	—	$—	—	—	—
Edward M. Murphy.	—	—	—	—	—	—
Elizabeth V. Hopper(2)	—	—	—	—	—	—
John W. Gillespie	—	—	—	—	—	—
Juliette E. Fay	7,500	3.9%	11.00	12/2/14	51,893	131,505
David M. Petersen	10,000	5.2%	11.00	12/2/14	69,190	175,340
Donald R. Monack(3)	—	—	—	—	—	—

(1)          Potential realizable value represents the difference between the market value of our common stock for which the option may be exercised, assuming that the market value of our common stock on the date of the grant appreciates in value to the end of the ten year option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option. The rates of appreciation used in this table are prescribed by regulation of the SEC and are not intended to forecast future appreciation of the market value of the common stock.

(2)          Elizabeth V. Hopper retired on October 1, 2005.

(3)          Donald R. Monack resigned on March 31, 2005.

Aggregated Option Exercises During Fiscal 2005

Name	Shares Acquired on Excercise	Value Realized	Number of Securities underlying Unexercised options at fiscal year-end Excercisable/Unexcercisable	Value of Unexcercised In-the-Money Options at fiscal year-end Excercisable/Unexcercisable(1)
Gregory Torres	—	—	—	$—
Edward M. Murphy.	—	—	50,000/150,000	775,000
Elizabeth V. Hopper(2).	—	—	2,500/7,500	38,750
John W. Gillespie	—	—	2,500/7,500	38,750
Juliette E. Fay	—	—	9,750/18,750	184,125
David M. Petersen	—	—	3,750/21,250	58,125
Donald R. Monack(3).	—	—	—	—

(1)          Value of in-the-money options represents the difference between the exercise price of any outstanding in-the-money options and the most recent fair market value of such options approved by the Board of Directors, which was $22.50.

(2)          Elizabeth V. Hopper retired on October 1, 2005.

(3)          Donald R. Monack resigned on March 31, 2005.

Employment Agreements

Gregory Torres

On September 7, 2004, Gregory Torres entered into an amended and restated employment agreement with us. Pursuant to the employment agreement, Mr. Torres served as our Chief Executive Officer and Chairman of our board of directors from September 8, 2004 until December 31, 2004, and Mr. Torres serves as Chairman of our board of directors since January 1, 2005. Mr. Torres received a base salary at a rate of $240,000 per year from January 1, 2005 until September 30, 2005. For periods on and after October 1, 2005, Mr. Torres will receive a base salary at a rate of $100,000 per year or such higher amount as the compensation committee of our board of directors may determine. The employment agreement contains provisions pursuant to which Mr. Torres has agreed not to disclose our confidential information or solicit our employees or contractors for a period of 18 months after his employment with us has been terminated, or compete with us for a period of one year after his employment with us has been terminated.

Edward M. Murphy

On September 7, 2004, Edward M. Murphy entered into an employment agreement with us. Pursuant to the employment agreement, Mr. Murphy serves as President and Chief Executive Officer since January 1, 2005. The initial term is three years from the date of the employment agreement, and after the initial term has expired, the employment agreement will renew automatically each year for a one year term, unless terminated earlier by the parties. The employment agreement provides for a base salary of $290,000 per year, subject to review and adjustment from time to time. In addition to base salary, Mr. Murphy is entitled to participate in all benefit plans of National MENTOR, Inc. to the extent they are made available to other senior executives at Mr. Murphy’s level. The terms of the employment agreement include that, if Mr. Murphy’s employment is terminated by us without cause, or by Mr. Murphy under certain conditions, such as a material breach of the employment agreement by us, Mr. Murphy will be entitled to receive his base salary for a period of time equal to the greater of (i) the remaining term of the employment agreement and (ii) two years. The employment agreement contains provisions pursuant to which Mr. Murphy has agreed not to disclose our confidential information or solicit our employees or contractors for a period of 18 months after his employment with us has been terminated, or compete with us for a period of one year after his employment with us has been terminated.

John W. Gillespie

On August 20, 2001, John W. Gillespie entered into an employment agreement with us. Pursuant to the employment agreement, Mr. Gillespie serves as Executive Vice President and Chief Financial Officer. The initial term was two years from the date of the employment agreement, and the employment agreement renews automatically each year for a one year term, unless terminated earlier by the parties. The terms of the employment agreement include that, if we choose not to renew the agreement, Mr. Gillespie will continue to be paid for one year commencing on the anniversary date. The employment agreement provides for a base salary of $230,000 per year, subject to review and adjustment from time to time. In addition to base salary, Mr. Gillespie is entitled to participate in all benefit plans of National MENTOR, Inc. to the extent they are made available to other senior executives at Mr. Gillespie’s level. Further, Mr. Gillespie is eligible to participate in any annual incentive plan and stock option plan applicable to Mr. Gillespie by its terms. If Mr. Gillespie’s employment is terminated by us without cause, or by Mr. Gillespie for certain reasons, including failure by us to comply with the terms of the agreement, Mr. Gillespie will be entitled to compensation for a period of time equal to the greater of (i) the remaining term of the employment agreement and (ii) two years. The employment agreement contains provisions pursuant to which Mr. Gillespie has agreed not to disclose our confidential information or solicit our employees or contractors for a period of 18 months after his employment with us has been terminated, or compete with us for a period of one year after his employment with us has been terminated.

Donald R. Monack

On September 29, 1999, Donald R. Monack entered into an employment agreement with us. The agreement was amended on March 9, 2001. Pursuant to the employment agreement, Mr. Monack served as Executive Vice President and Chief Development Officer. The initial term was two years from October 1, 1999, and renewed automatically each year for a one year term, unless terminated earlier by the parties. Mr. Monack resigned on March 31, 2005. Mr. Monack will be entitled to compensation for two years from the date of his resignation. The employment agreement contains provisions pursuant to which Mr. Monack has agreed not to disclose our confidential information or solicit our employees or contractors for a period of 18 months after his employment with us has terminated, or compete with us for a period of one year after his employment with us has terminated.

Elizabeth V. Hopper

On September 29, 1999, Elizabeth V. Hopper entered into an employment agreement with us. The agreement was amended on March 9, 2001. Pursuant to the employment agreement, Ms. Hopper served as Executive Vice President and Chief Operating Officer. The initial term was two years from October 1, 1999, and the agreement renewed automatically each year for a one year term, unless terminated earlier by the parties. Ms. Hopper retired on October 1, 2005. Ms. Hopper will be entitled to compensation for two years from the date of her resignation. The employment agreement contains provisions pursuant to which Ms. Hopper has agreed not to disclose our confidential information or solicit our employees or contractors for a period of 18 months after her employment with us has terminated, or compete with us for a period of one year after her employment with us has terminated.

Stock Option Plan

In November 2001, our Board of Directors approved a stock option plan, which provides for the grant to our directors, officers and key employees of options to purchase shares of our common stock. A committee designated by our board of directors administers the stock option plan. The committee has broad powers under the stock option plan, including exclusive authority (except as otherwise provided in the stock option plan) to determine:

(1)         who will receive awards;

(2)         the type, size and terms of awards; and

(3)         vesting criteria, if any, of the awards.

Options awarded under the stock option plan are exercisable into shares of our common stock. The total number of shares of common stock as to which options may be granted may not exceed 1,292,952 shares of common stock.

If we undergo a reorganization, recapitalization, stock dividend or stock split or other change in shares of our common stock, the committee may make adjustments to the stock option plan and outstanding options in order to prevent dilution of or enlargement of rights under outstanding options. In the event of a sale of our company, the committee may cause options awarded under the stock option plan to become immediately exercisable.

National MENTOR Inc. Executive Deferred Compensation Plan

The National MENTOR, Inc. Executive Deferred Compensation Plan became effective March 9, 2001. The plan is an unfunded, nonqualified deferred compensation arrangement to provide deferred compensation to Senior Vice Presidents and above. Under this plan executives receive an allocation to their account based on a percentage of base compensation. This allocation is made at the end of the year for service rendered during the year. All balances accrue interest at a rate approved by the Board, currently six percent. In addition, the committee appointed by our board of directors to administer the plan may decide to make discretionary contributions to any participant’s plan. The plan allows us to establish a grantor trust to accumulate assets to provide for the obligations under the plan. Any assets of the grantor trust would be subject to the claims of our general creditors. A participant’s account balance is 100% vested and non-forfeitable and will be distributed to a participant following his or her retirement or termination from the company, at the committee’s direction under certain circumstances or at a time specified by the participant when he or she enrolls in the plan.

National MENTOR, Inc. Executive Deferral Plan

The National MENTOR, Inc. Executive Deferral Plan became effective on October 1, 2003. The plan is available to highly compensated employees (as defined by Section 414(q) of the Internal Revenue Code). Participants are selected by the board of directors and must sign and submit a valid salary reduction agreement. Participants may contribute up to 100% of salary, bonus and/or commission earned during the plan year. This plan is coordinated with our 401(k) plan, so that we match contributions in such a way as to maximize the value to participants. Participant contributions and matching contributions vest 100% when deposited with the plan. Distributions are made upon a participant’s termination of employment, disability, death or retirement at age 65. Participants can elect to have distributions made in a lump sum, over a five or ten-year period.

The MENTOR Network Executive Leadership Incentive Plan

The National MENTOR Holdings, Inc. Executive Leadership Incentive Plan became effective on November 11, 2003. Our Chief Executive Officer, Executive Vice Presidents, Senior Vice Presidents and Division Presidents are eligible to receive incentive-based compensation under this plan. The purpose of the plan is to provide for compensation tied to individual performance and the achievement of organizational goals. The plan is administered by our compensation committee, which determines, among other things, the funding for the plan, which is based on a combination of revenue and EBITDA growth or other criteria. In the event of a sale of our company or a change in control, the current plan year will terminate, and all eligible employees will receive a pro-rated portion of their earned incentive. Employees who terminate their employment voluntarily, other than for retirement, or who are terminated for cause will not receive any incentive payment for the year in which their employment terminates.

Compensation of Directors

We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Two of our directors, Eugene Sunshine and Patricia Woodworth, are compensated for services they provide in their capacities as directors. Their compensation includes an annual stipend of $5,000 as well as $5,000 for each quarterly board meeting attended.

Item 12.                 Security Ownership of Principal Shareholders and Management

The following table sets forth information with respect to the beneficial ownership of the capital stock of Holdings by:

•       each person or entity known to us to beneficially hold five percent or more of the common stock of Holdings;

•       each of our directors;

•       each of our named executive officers; and

•       all of our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

Name of Beneficial Owner	Common Stock	Percent of Class
Madison Dearborn Co-investors(1)	9,116,835.926	89.4%
Gregory Torres	198,863.420	1.9%
Edward M. Murphy(2)	71,249.000	*
Elizabeth V. Hopper(3)	137,243.810	1.3%
John W. Gillespie(4)	139,001.620	1.4%
Juliette E. Fay(5)	43,170.310	*
David M. Petersen(6)	18,982.140	*
Donald R. Monack(7)	—	—
Timothy P. Sullivan(8)	9,116,835.926	89.4%
Nicholas W. Alexos(8)	9,116,835.926	89.4%
Eugene S. Sunshine	—	—
Patricia Woodworth	—	—
All directors and executive officers (15 persons)	9,790,603.042	95.2%

*                    Less than 1.0%.

(1)          Includes 8,909,902.152 shares held directly by Madison Dearborn Capital Partners III, L.P. (‘‘MDCP’’), 200,635.394 shares held directly by Madison Dearborn Special Equity III, L.P. (‘‘MDSE’’) and 6,298.380 shares held directly by Special Advisors Fund I, LLC (‘‘SAF’’). The shares held by MDCP, MDSE and SAF may be deemed to be beneficially owned by Madison Dearborn Partners III, L.P. (‘‘MDP III’’), the general partner of MDCP and MDSE and the manager of SAF, by Madison Dearborn Partners, LLC, the general partner of MDP III, and by a committee of limited partners of MDP III. The address for the Madison Dearborn entities is Three First National Plaza, Suite 3800, Chicago, IL 60602.

(2)          Includes 50,000 options that are currently exercisable or exercisable within 60 days of September 30, 2005.

(3)          Includes 5,000 options that are currently exercisable or exercisable within 60 days of September 30, 2005. Elizabeth V. Hopper retired on October 1, 2005.

(4)          Includes 5,000 options that are currently exercisable or exercisable within 60 days of September 30, 2005.

(5)          Includes 15,000 options that are currently exercisable or exercisable within 60 days of September 30, 2005.

(6)          Includes 7,500 options that are currently exercisable or exercisable within 60 days of September 30, 2005.

(7)          Donald R. Monack resigned on March 31, 2005.

(8)          All of such shares are held by affiliates of Madison Dearborn as reported in Footnote 1 above. Messrs. Alexos and Sullivan are Managing Directors of Madison Dearborn, and therefore may be deemed to share voting and investment power over the shares owned by these entities, and therefore to beneficially own such shares. Both Messrs. Alexos and Sullivan disclaim beneficial ownership of all such shares. The address for Messrs. Alexos and Sullivan is c/o Madison Dearborn Partners, LLC, Three First National Plaza, Suite 3800, Chicago, IL 60602.

Item 13.                 Certain Relationships and Related Transactions

Payments to Holders of Preferred Stock

In connection with the Refinancing, we used approximately $121.8 million to redeem all of the outstanding 14% Redeemable Class A Preferred Stock of Holdings, or the “preferred stock,” which had an aggregate liquidation value of approximately $86.6 million and accrued dividends of approximately $35.2 million. The preferred stock was initially sold to the holders thereof at a price of $1,000 per share. The following table sets forth payments made to certain of our executive officers and holders of five percent or more of Holdings’ common stock.

Name	Aggregate Payment
Madison Dearborn Co-Investors(1)	$112,346,041
National Mentor, Inc.(2)	3,352,161
John W. Gillespie	760,040
Hugh R. Jones III	66,427

(1)          Consists of $109,796,040.65 paid to Madison Dearborn Capital Partners III, L.P., $2,472,405.23 paid to Madison Dearborn Special Equity III, L.P. and $77,595.35 paid to Special Advisors Fund I, LLC.

(2)          Approximately $3.4 million was paid in respect of preferred stock held in a rabbi trust for a deferred compensation plan in which certain of our executive officers participated. See “Distributions on Deferred Compensation Plans.”

Distributions on Deferred Compensation Plans

In connection with the Refinancing, we paid certain deferred compensation obligations in the amount of approximately $4.4 million. Approximately $3.4 million was paid to a rabbi trust established to fund the National MENTOR, Inc. Equity Deferred Compensation Plan in exchange for the redemption of preferred stock held by the trust, and this amount was subsequently paid to the participants in that plan. In addition, we made cash payments of approximately $1.0 million in connection with the National Mentor Services, LLC 2003 Deferred Compensation Plan. After making these payments, the plans were terminated. The following table sets forth the gross distributions (before tax withholdings) made to certain of our executive officers in connection with the payment of the deferred compensation obligations pursuant to these plans.

Name	National Mentor, Inc. Equity Deferred Compensation Plan	National Mentor Services, LLC 2003 Deferred Compensation Plan
Gregory Torres	$1,246,803	$118,803
Elizabeth V. Hopper	808,484	81,739
Donald R. Monack	808,484	108,473
Juliette E. Fay	124,306	46,443
John W. Gillespie	—	108,473
John J. Green	—	75,231
Robert A. Longo	57,186	32,242
Bruce F. Nardella	57,186	27,866
David M. Petersen	—	122,758

MDP Subordinated Notes

In connection with the Refinancing, we repaid the $15.5 million aggregate principal amount of subordinated notes issued by Holdings to Madison Dearborn and certain other investors in 2001, or the

‘‘MDP subordinated notes,’’ and $8.3 million of accrued interest on the MDP subordinated notes. In connection with the repayment of the MDP subordinated notes, the Madison Dearborn Co-Investors received an aggregate of $22,923,108.46, which consisted of $22,377,901.36 paid to Madison Dearborn Capital Partners III, L.P., $511,745.90 paid to Madison Dearborn Special Equity III, L.P. and $33,461.20 paid to Special Advisors I, L.P. Each of the repayments consisted of original principal amount plus accrued and unpaid interest.

Loan to John W. Gillespie

On August 20, 2001, Holdings entered into a management stock purchase agreement with John W. Gillespie, our Executive Vice President and Chief Financial Officer. Under the terms of the agreement, Mr. Gillespie purchased 116,577.52 shares of Holdings common stock for a purchase price of $1.00 per share and 488.422 shares of Holdings preferred stock for a purchase price of $1,000 per share. Mr. Gillespie borrowed $488,422.48 of the $605,000.00 purchase price from us pursuant to a promissory note in principal amount of $488,422.48. The note bore an annual interest rate of 8%. In connection with the Refinancing, Mr. Gillespie used $625,403.85 of the payment made to him in respect of his preferred stock to prepay the entire outstanding principal amount and accrued interest on the note.

Loan to Hugh R. Jones III

In December 2002, Holdings entered into a management stock purchase agreement with Hugh R. Jones III, our Senior Vice President and Chief Administrative Officer. Under the terms of the agreement, Mr. Jones purchased 12,210.496 shares of common stock for a purchase price of $4.00 per share and 51.158 shares of preferred stock for a purchase price of $1,000.00 per share. Mr. Jones borrowed the full $100,000.00 purchase price from us pursuant to a promissory note in principal amount of $100,000.00. The note bears an annual interest rate of 8%. The note matures five years from the date of execution, and Mr. Jones may extend the scheduled maturity date until December 31, 2010 upon 60 days written notice to us. Mr. Jones is required to prepay a portion of the note equal to the amount of all cash proceeds he receives in connection with his ownership, disposition, transfer or sale of the stock. On November 4, 2004, in connection with the Refinancing, Mr. Jones repaid $56,427.04 of principal and accrued interest. On October 14, 2005, Mr. Jones repaid the remaining principal balance and accrued interest of $63,751.04 using a bonus he received from us on that date.

Management Services Agreement

In March 2001, we entered into a management services agreement with Madison Dearborn under which Madison Dearborn performs certain management, financing and strategic functions as directed by our Board of Directors for an annual fee of $250,000 plus out-of-pocket expenses. During the years ended September 30, 2005, 2004 and 2003, we incurred $270,191, $256,741 and $257,938, respectively, of management fees and expenses under that agreement. The management services agreement will automatically terminate if neither MDCP nor any of its affiliates holds, directly or indirectly, any equity securities, or upon the consummation of an initial public offering of common stock of Holdings.

In addition, Madison Dearborn performed services related to the REM acquisition, including acquisition consulting and consulting related to the debt financing. Acquisition consulting services included due diligence and structuring of the terms of the purchase agreement. Debt financing consulting services included assistance with securing debt ratings and negotiation of the debt agreement and pricing. Fees for these services were approximately $2,000,000, of which $1,430,000 was allocated to goodwill and $570,000 to deferred financing costs. This allocation was based on average allocations for deal advisory fees and equity placement fees per industry standards.

Registration Agreement

In connection with the acquisition of National MENTOR, Inc. by Holdings and the initial equity investment by MDCP, on March 9, 2001, we entered into a registration agreement with MDCP, certain of its affiliates, certain other investors and certain members of our management team.

Demand Registrations.   Under the registration agreement, the holders of at least a majority of the registrable securities will have the right at any time, subject to certain conditions, to require us to register any or all of our securities under the Securities Act on Form S-1 or, if available, on Form S-2 or Form S-3 at our expense. We refer to these types of registrations as ‘‘demand registrations.’’ We are not required, however, to effect any registration within 180 days of the effective date of a previous demand registration or a previous registration in which holders of the registrable securities were given piggyback rights and were able to sell at least 90% of the registrable securities requested to be included in such registration. In addition, we may postpone for up to 180 days the filing or the effectiveness of a registration statement for a demand registration, no more than once in any twelve month period, if our board of directors believes that the demand registration would reasonably be expected to have an adverse effect on any proposal or plan by us or any of our subsidiaries to engage in any material acquisition of assets (other than in the ordinary course of business) or any material stock purchase, merger, consolidation, tender offer, reorganization or similar transaction.

Piggyback Registrations.   All holders of registrable securities will be entitled to request the inclusion of their securities in any registration statement at our expense whenever we propose to register any offering of our equity securities (other than pursuant to a demand registration or a registration on Form S-4 or S-8).

Holdback Agreement.   Each holder of registrable securities has agreed not to offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any of our equity securities, or any securities convertible into or exchangeable or exercisable for our equity securities, or enter into any swap, hedge or other arrangement with respect to our equity securities, publicly disclose the intention to make any such offer, sale, pledge or disposition, or publicly disclose the intention to enter into any such transaction, swap, hedge or other arrangement, during the seven days prior to and the 90-day (in the case of our initial public offering, the 180-day) period beginning on the effective date of any underwritten public offering of our equity securities (including demand registrations and piggyback registrations).

In connection with all registrations pursuant to the registration agreement, we have agreed to indemnify the holders of registrable securities against certain liabilities relating to the registration, including liabilities under the Securities Act.

Amended and Restated Stockholders Agreement

In connection with the acquisition of National MENTOR, Inc. by Holdings and the initial equity investment by MDCP on March 9, 2001, we entered into a stockholders agreement with MDCP, certain of its affiliates, certain other investors and certain members of our management team, or the ‘‘management investors.’’ The stockholders agreement was amended and restated on May 1, 2003 in connection with the REM acquisition.

Board of directors.   The stockholders will vote any shares over which they have control and will take all necessary and desirable actions to cause such number of representatives as are designated by MDCP to be elected to our board of directors and to cause our chief executive officer to serve as the management director on our board of directors. The management director may designate, from time to time, up to three individuals then serving as officers of our company as “board observers,” who shall be permitted to attend all meetings of our board.

Restrictions on transfer.   Subject to certain exceptions, the management investors may not sell, transfer, assign, pledge or otherwise dispose of any of their shares, other than permitted transfers. Permitted transfers include transfers to family members in the case of natural persons, transfers to affiliates, transfers pursuant to certain pledge agreements and transfers by MDCP of up to 10% of its shares to employees, consultants and advisors of MDCP or us. Any such family members, affiliates and other transferees will agree in writing to be bound by the provisions of the stockholders agreement and the registration agreement. Our stockholders have certain pro-rata participation rights in connection with certain transfers of our common stock by stockholders owning at least 10% of our common stock. We have certain rights of first refusal in connection with certain sales of our common stock by stockholders owning less than 10% of our common stock. The other stockholders have certain rights that allow them to purchase shares offered for sale by such stockholders if we elect not to exercise our rights of first refusal. The transfer restrictions will terminate as to each stockholder upon the transfer of the stockholder’s shares in a public sale, or the consummation of a sale of our company or an underwritten public offering of common stock of Holdings.

Sale of Holdings.   If our board of directors recommends or approves, and the holders of a majority of shares of our common stock approve, a sale of Holdings, each stockholder agrees to vote for, consent to and raise no objections against the approved sale, and to take all necessary and desirable actions as reasonably requested by the majority holders and by us.

Reorganization prior to public offering.   If our board of directors recommends or approves, and the holders of a majority of shares of our common stock approve, a reorganization of our company in connection with a proposed initial public offering, each stockholder agrees to vote for, consent to and raise no objections against the approved reorganization, and to take all necessary and desirable actions as reasonably requested by the majority holders and by us.

Limited Preemptive rights.   If we authorize the issuance or sale to MDCP of any of our equity securities or any securities containing options or rights to acquire any of our equity securities, we will first offer to sell to each management investor, at the same price and on the same terms, a portion of such securities proposed to be sold in any such transaction. If we authorize the issuance of sale to MDCP of any shares of our common stock or any securities containing options or rights to acquire shares of our common stock at a price per share less than $7.00, or any of our equity securities or any securities containing options or rights to acquire our equity securities for less than the issuance value of such securities, we will first offer to sell to each non-management investor, at the same price and on the same terms, a portion of such securities proposed to be sold in any such transaction.

The provisions of the amended and restated stockholders agreement do not apply to any securities sold in connection with the acquisition of REM, Inc. and its subsidiaries.

Alliance Health and Human Services, Inc.

Prior to joining Mentor in September 2004, Edward Murphy, our President and Chief Executive Officer, was a member of the board of directors of Alliance Health and Human Services, Inc. and its President. Mr. Murphy had served in these capacities at Alliance since 1999 and was instrumental in establishing and developing Alliance’s service contracts with Mentor to provide ARY services in states that prefer or choose not to enter into contracts with for-profit corporations. Upon joining Mentor, Mr. Murphy resigned from all of his positions with Alliance and no longer has any financial interest in Alliance. Approximately 5% of our revenues for fiscal 2005 are derived from contracts with Alliance.

Item 14.                 Principal Accountant Fees and Service

Aggregate fees for professional services rendered for us by Ernst & Young LLP for the years ended September 30, 2005 and 2004, were:

	2005	2004
Audit(1)	$775,500	$873,237
Audit related fees	—	—
Tax fees	235,761	322,655
All other	—	—
Total fees	$1,011,261	$1,195,892

(1)          The Audit fees for the years ended September 30, 2005 and 2004 were for professional services rendered for the audits of our consolidated financial statements, the quarterly reviews as a private company and for services rendered in connection with the offering of the 9 5/8% senior subordinated notes due 2012.

Preapproval Policies and Procedures

The Audit Committee preapproves all services provided by Ernst & Young LLP.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

(a)(1)                    Financial Statements

The following consolidated financial statements on pages F-1 through F-30 are filed as part of this report.

•       Consolidated Balance Sheets as of September 30, 2005 and September 30, 2004;

•       Consolidated Statements of Income for the years ended September 30, 2005, September 30, 2004 and September 30, 2003

•       Consolidated Statements of Redeemable Preferred Stock and Stockholder’s Equity (Deficit) for the years ended September 30, 2005, September 30, 2004 and September 30, 2003

•       Consolidated Statements of Cash Flows for the years ended September 30, 2005, September 30, 2004 and September 30, 2003

(2)          Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or not required, or because the required information is provided in our consolidated financial statements or notes thereto.

(3)          Exhibits: See Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2005.

NATIONAL MENTOR HOLDINGS, INC.
/s/ EDWARD M. MURPHY
By:	Edward M. Murphy
Its:	President and Chief Executive Officer

According to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on December 29, 2005.

Signatures	Capacity
/s/ GREGORY TORRES	Chairman and Director
Gregory Torres
/s/ EDWARD M. MURPHY	President and Chief Executive Officer (principal
Edward M. Murphy	executive officer) and Director
/s/ JOHN W. GILLESPIE	Executive Vice President, Chief Financial
John W. Gillespie	Officer and Treasurer (principal financial and accounting officer)
/s/ NICHOLAS W. ALEXOS	Director
Nicholas W. Alexos
/s/ TIMOTHY P. SULLIVAN	Director
Timothy P. Sullivan
/s/ EUGENE S. SUNSHINE	Director
Eugene S. Sunshine
/s/ PATRICIA WOODWORTH	Director
Patricia Woodworth

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1

Certificate of Incorporation of National MENTOR Holdings, Inc. (the “Company”) (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

3.2	By-Laws of National MENTOR Holdings, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005)
4.1

Indenture, dated as of November 4, 2004, by and among National MENTOR Holdings, Inc., National MENTOR, Inc., the subsidiary guarantors named therein, and U.S. Bank National Association, with respect to 9 5/8% Senior Subordinated Notes due 2012 (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

4.2

Registration Rights Agreement, dated as of November 4, 2004, by and among National MENTOR, Inc., the guarantors named therein and Banc of America Securities LLC, J.P. Morgan Securities Inc., UBS Securities LLC and CIBC World Markets Corp., with respect to 9 5/8% Senior Subordinated Notes due 2012 (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

4.3

Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1) (incorporated by reference reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

4.4

Supplemental Indenture, dated as of September 2, 2005, by and among National MENTOR, Inc., the guarantors named therein, and U.S. Bank National Association, with respect to the 9 5/8% Senior Subordinated Notes due 2012 (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.1

Amended and Restated Credit Agreement, dated November 4, 2002, among National MENTOR Holdings, Inc., National MENTOR, Inc., the Lenders named therein, Dymas Funding Company, LLC, General Electric Capital Corporation, Merrill Lynch Capital, UBS Securities, Bank of America, N.A., and JPMorgan Chase Bank (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.2

First Amendment to Amended and Restated Credit Agreement, dated March 30, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc., the Lenders named therein, JPMorgan Chase Bank, N.A., and other Agent parties named thereto (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.3

Employment Agreement, dated September 7, 2004, between National MENTOR, Inc. and Edward Murphy (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.4

Employment Agreement, dated November 19, 1999, between National MENTOR, Inc. and Gregory Torres (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.5

First Amendment to Employment Agreement, dated March 9, 2001, between National MENTOR, Inc. and Gregory Torres (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.6

Amended and Restated Employment Agreement, dated September 7, 2004, between National MENTOR, Inc. and Gregory Torres (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.7

Employment Agreement, dated November 19, 1999, between National MENTOR, Inc. and Elizabeth Hopper (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.8

First Amendment to Employment Agreement, dated March 9, 2001, between National MENTOR, Inc. and Elizabeth Hopper (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.9

Employment Agreement, dated November 19, 1999, between National MENTOR, Inc. and Donald Monack (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.10

First Amendment to Employment Agreement, dated March 9, 2001, between National MENTOR, Inc. and Donald Monack (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.11

Separation Agreement and Release, dated March 31, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc. and Donald Monack (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.12

Employment Agreement, dated August 20, 2001, between National MENTOR, Inc. and John Gillespie (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.13

Separation Agreement, dated as of September 30, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc. and Elizabeth V. Hopper (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.14

National MENTOR Holdings, Inc. Stock Option Plan, dated November 7, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.15

Management Services Agreement, dated as of May 1, 2003, between National Mentor, LLC and Madison Dearborn Partners III, L.P (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.16

National MENTOR, Inc. Executive Deferred Compensation Plan, dated March 9, 2001 (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.17

National MENTOR, Inc. Executive Deferral Plan, dated November 1, 2003 (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.18	The MENTOR Executive Leadership Incentive Plan (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).
10.19

Term Loan Agreement, dated May 20, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc., REM Arrowhead, Inc., REM Connecticut Community Services, Inc., REM Indiana, Inc., REM North Dakota, Inc., REM Wisconsin I, Inc., REM Wisconsin II, Inc., REM Wisconsin III, Inc., and certain other Borrowers, and BANK OF AMERICA, N.A (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.20

State of Georgia Department of Human Resources Contract, dated September 29, 2004, between Department of Human Resources, Division of Family and Children Services and National Mentor Healthcare, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.21

Arizona Department of Economic Security Division of Developmental Disabilities Application and Qualified Vendor Agreement with National Mentor Healthcare, Inc., dba Arizona Mentor, dated July 1, 2003 (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

10.22

State of New Jersey Department of Human Services Social Service and Training Contract with National Mentor Healthcare, Inc., dated September 10, 2004 (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

12.1	Statement Regarding Computation of Earnings to Fixed Charges.
14.1	Code of Ethics.
21.1	Subsidiaries of National MENTOR Holdings, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements for the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2005 and September 30, 2004	F-3
Consolidated Statements of Income for the years ended September 30, 2005, September 30, 2004 and September 30, 2003	F-4
Consolidated Statements of Redeemable Preferred Stock and Stockholder’s Equity (Deficit) for the years ended September 30, 2005, September 30, 2004 and September 30, 2003	F-5
Consolidated Statements of Cash Flows for the years ended September 30, 2005, September 30, 2004 and September 30, 2003	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of National Mentor Holdings, Inc.

We have audited the accompanying consolidated balance sheets of National Mentor Holdings, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of income, redeemable preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mentor Holdings, Inc. at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

December 8, 2005

National Mentor Holdings, Inc.
Consolidated Balance Sheets

	September 30
	2005	2004
	(Amounts in thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$29,307	$24,416
Accounts receivable, net of allowances of $2,800 and $2,796 at September 30, 2005 and 2004, respectively	83,528	90,863
Deferred tax assets	3,829	5,802
Prepaid expenses and other current assets	12,574	12,780
Total current assets	129,238	133,861
Property and equipment, net	114,166	113,962
Intangible assets, net	104,571	110,098
Goodwill	91,263	88,544
Other assets	10,200	3,573
Total assets	$449,438	$450,038
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,812	$12,597
Accrued payroll and related costs	33,678	39,392
Other accrued liabilities	19,957	28,934
Current portion of long-term debt	11,601	13,110
Total current liabilities	80,048	94,033
Other long-term liabilities	3,048	5,913
Deferred tax liabilities, net	10,602	7,859
Long-term debt	319,430	200,083
Commitments and contingencies (Note 13 and 14)
Redeemable Class A preferred stock, $.01 par value; 125,000 shares authorized, 0 and 86,574 shares issued and outstanding at September 30, 2005 and 2004, respectively	—	116,381
Stockholders’ equity
Common stock, $.01 par value; 20,000,000 shares authorized, 10,203,109 and 10,352,867 shares issued and outstanding at September 30, 2005 and 2004, respectively	102	103
Additional paid-in capital	42,252	42,252
Deferred compensation	(229)	(329)
Note receivable from officer	(49)	(49)
Other comprehensive loss	—	(203)
Accumulated deficit	(5,766)	(16,005)
Total stockholders’ equity	36,310	25,769
Total liabilities and stockholders’ equity	$449,438	$450,038

See accompanying notes.

National Mentor Holdings, Inc.
Consolidated Statements of Income

	Years Ended September 30
	2005	2004	2003
	(Amounts in thousands)
Net revenues	$693,826	$648,493	$412,839
Cost of revenues	524,618	491,884	305,311
Gross profit	169,208	156,609	107,528
Operating expenses:
General and administrative	93,491	86,856	67,594
Depreciation and amortization	21,743	21,484	13,071
Total operating expenses	115,234	108,340	80,665
Income from operations	53,974	48,269	26,863
Other income (expense):
Management fee of related party	(270)	(257)	(258)
Other income (expense), net	(192)	(2,581)	(392)
Interest income	661	68	10
Interest expense	(29,905)	(26,893)	(15,819)
Income before provision for income taxes	24,268	18,606	10,404
Provision for income taxes	10,270	8,423	4,462
Net income	$13,998	$10,183	$5,942

See accompanying notes.

National Mentor Holdings, Inc.
Consolidated Statements of Redeemable Preferred Stock
and Stockholders’ Equity (Deficit)
(Amounts in thousands, except share amounts)

Redeemable Class A Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Note Receivable From Officer	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Comprehensive Income
Shares	Amount	Shares	Amount

Balance at September 30, 2002	35,988	$42,217	5,116,578	$51	$5,172	$(106)	$—	$—	$(7,905)	$(2,788)	$—
Issuance of Redeemable Class A preferred stock and common stock	50,615	50,615	5,226,661	52	36,534	—	—	—	—	36,586	—
Issuance of Redeemable Class A preferred stock and common stock to officer	51	51	12,211	—	49	—	—	—	—	49	—
Note receivable from officer	—	(51)	—	—	—	—	(49)	—	—	(49)	—
Repurchase and retirement of preferred and common stock	(110)	(110)	(26,952)	—	—	—	—	—	(110)	(110)	—
Deferred compensation amortization related to stock options	—	—	—	—	—	49	—	—	—	49	—
Accrued dividends on Redeemable Class A preferred stock		8,561	—	—	—	—	—	—	(9,047)	(9,047)	—
Net income	—	—	—	—	—	—	—	—	5,942	5,942	5,942
Other comprehensive income, net of tax											$5,942
Balance at September 30, 2003	86,544	101,283	10,328,498	103	41,755	(57)	(49)	—	(11,120)	30,632
Issuance of Redeemable Class A preferred stock and common stock	30	30	24,370	—	170	—	—	—	—	170	—
Deferred compensation related to stock options	—	—	—	—	332	(300)	—	—	—	32	—
Deferred compensation amortization related to stock options	—	—	—	—	—	26	—	—	—	26	—
Forfeiture of stock options	—	—	—	—	(5)	2	—	—	—	(3)	—
Accrued dividends on Redeemable Class A preferred stock	—	15,068	—	—	—	—	—	—	(15,068)	(15,068)	—
Other comprehensive loss related to interest rate swap	—	—	—	—	—	—	—	(203)		(203)	(203)
Net income	—	—	—	—	—	—	—	—	10,183	10,183	10,183
Other comprehensive income, net of tax											$9,980
Balance at September 30, 2004	86,574	116,381	10,352,868	103	42,252	(329)	(49)	(203)	(16,005)	25,769
Accrued dividends on Redeemable Class A preferred stock	—	1,533	—	—	—	—	—	—	(1,533)	(1,533)	—
Redemption of Redeemable Class A preferred stock and common stock	(86,574)	(118,453)	—	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(149,759)	(1)	—	—	—	—	(2,226)	(2,227)	—
Deferred compensation amortization related to Stock Options	—	—	—	—	—	100	—	—	—	100	—
Repayment of note receivable from officer	—	539	—	—	—	—	—	—	—	—	—
Settlement of interest rate swap	—	—	—	—	—	—	—	203	—	203	203
Net income	—	—	—	—	—	—	—	—	13,998	13,998	13,998
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	—	—	$14,201
Balance at September 30, 2005	—	$—	10,203,109	$102	$42,252	$(229)	$(49)	$—	$(5,766)	$36,310

See accompanying notes.

National Mentor Holdings, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30
	2005	2004	2003
	(Amounts in thousands)
Operating activities
Net income	$13,998	$10,183	$5,942
Adjustments to reconcile net income to net cash provided by operating activities:
Accounts receivable allowances	9,341	6,114	1,762
Income related to recognition of fair market value of interest rate swap agreements	—	—	(768)
Depreciation and amortization of property and equipment	13,023	12,262	7,497
Amortization of other intangible assets	8,720	9,222	5,574
Amortization of deferred debt financing costs	2,419	5,855	772
Write-off of deferred debt financing costs	—	—	2,000
Amortization of excess tax goodwill	182	141	—
Stock based compensation	100	58	49
(Gain) loss on disposal of business units	(80)	2,406	1,065
Loss on disposal of property and equipment	292	351	230
Changes in operating assets and liabilities:
Accounts receivable	(1,810)	(20,503)	(10,878)
Other assets	1,306	(5,914)	1,236
Accounts payable	2,197	(59)	1,363
Accrued payroll and related costs	(5,824)	6,123	6,013
Other accrued liabilities	(8,637)	15,483	6,241
Deferred taxes	4,255	1,801	178
Other long-term liabilities	(3,090)	(5,852)	5,337
Net cash provided by operating activities	36,392	37,671	33,613
Investing activities
Cash paid for acquisitions, net of cash acquired	(7,286)	(4,715)	(255,446)
Proceeds from sale of business units, net of cash and transaction costs	—	341	1,752
Purchases of property and equipment	(14,626)	(15,601)	(8,543)
Cash proceeds from sale of property and equipment	2,225	—	—
Net cash used in investing activities	(19,687)	(19,975)	(262,237)
Financing activities
Repayments of long-term debt	(226,381)	(14,282)	(38,620)
Redemption of preferred stock	(118,453)	—	—
Proceeds from officer notes	539	—	—
Proceeds from issuance of long-term debt	344,222	4,998	203,596
Payments of deferred financing costs	(9,468)	—	(8,073)
Proceeds from issuance of preferred and common stock	—	200	87,201
Repurchase and retirement of preferred and common stock	(2,273)	—	(220)
Net cash (used in) provided by financing activities	(11,814)	(9,084)	243,884
Net increase in cash and cash equivalents	4,891	8,612	15,260
Cash and cash equivalents at beginning of period	24,416	15,804	544
Cash and cash equivalents at end of period	$29,307	$24,416	$15,804
Supplemental disclosure of noncash activities
Accrued dividends on Redeemable Class A preferred stock	$1,533	$15,068	$8,561
Issuance of note receivable for Redeemable Class A preferred stock and common stock	$—	$—	$100

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
September 30, 2005

1. Organization

National Mentor Holdings, Inc. (Holdings), through its wholly owned subsidiaries (collectively, the Company), is a national provider of home and community-based services to (i) individuals with mental retardation and/or developmental disabilities (MR/DD); (ii) at-risk children and youth with emotional, behavioral or medically complex needs (ARY); and (iii) persons with acquired brain injury (ABI). The Company provides services in small group home, host home, in-home or non-residential settings that are designed to promote client independence and participation in community life.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from the Company’s estimates. These differences could be material to the financial statements.

The Company believes the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the Company’s application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates.

Cash Equivalents

The Company considers short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight repurchase investments. The carrying value of cash equivalents approximates fair value due to their short-term maturity.

Financial Instruments

Financial instruments consist of cash and cash equivalents, receivables, accounts payable, certain accrued liabilities, debt and redeemable preferred stock. These instruments are carried at cost, which approximates fair value, with the exception of the redeemable preferred stock, which is carried at cost plus accrued and unpaid dividends. The estimated fair values have been determined using information from market sources and management estimates. Interest rate swaps are carried at fair value (see Note 9).

2. Significant Accounting Policies (Continued)

Concentrations of Credit and Other Risks

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial bank in the United States. Cash equivalents have maturities of less than 90 days at the time of purchase.

The Company derives most of its revenues from states, counties, and regional governmental agencies. These entities fund a significant portion of their payments to the Company through federal matching funds. These funds pass through various state and local government agencies. Management believes that due to the diversity of the state and local government agency payor base, it is doubtful that a given set of economic conditions or legislative actions would impact the payor base in a similar manner.

Revenue Recognition

Revenues are reported net of any provider taxes or gross receipts taxes levied by certain states on services the Company provides. Provider taxes and gross receipts taxes were $4,617, $4,434 and $1,194 for the years ended September 30, 2005, 2004 and 2003, respectively. The Company follows Staff Accounting Bulletin (SAB) 104, Revenue Recognition, which requires that revenue can only be recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is probable. The Company recognizes revenues for services performed pursuant to contracts with various state and local government agencies and private health care agencies as follows: cost-reimbursement contract revenues are recognized at the time the service costs are incurred and units-of-service contract revenues are recognized at the time the service is provided.

For the Company’s cost-reimbursement contracts, the rate provided by the payor is based on a certain level and types of costs being incurred in delivering the service. From time to time, the Company receives payments under cost-reimbursement contracts in excess of the allowable costs required to support those revenues. In such instances, the Company records a liability for payments that are in excess of allowable costs. At the end of the contract period, any balance of excess payments is maintained as a liability for reimbursement to the payor.

Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be enacted in states where the Company operates or by the federal government. To date, the Company has not encountered any rate-setting changes of significance.

Cost of Revenues

The Company classifies expenses directly related to providing services as cost of revenues, except for depreciation and amortization related to cost of revenues, which are shown separately in the consolidated income statement. Direct costs and expenses principally include salaries and benefits for service provider employees and contracted caregivers, transportation costs for clients requiring services, certain client expenses such as food, drugs and medicine, residential occupancy expenses, which primarily comprise rent and utilities, and other miscellaneous direct service-related expenses.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using straight-line methods over the estimated useful lives of the related assets. Estimated useful lives for buildings are 30 years. The useful lives of computer hardware and software are three years, the useful lives for furniture and equipment range from three to ten years, and the useful lives for vehicles are five years. Leasehold improvements are amortized on a straight-line basis

2. Significant Accounting Policies (Continued)

over the lesser of the lease term or the useful life of the property. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

Capitalized Software Developed for Internal Use

The Company accounts for software developed for internal use under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), and Emerging Task Force Issue 00-2, Accounting for Website Development Costs (EITF 00-2). Expenses incurred by the Company to enhance, manage, monitor and operate the Company’s website are expensed as incurred, except for costs that provide additional functionality, which are capitalized in accordance with SOP 98-1 and EITF 00-2.

As of September 30, 2005 and 2004, the Company had capitalized $3,325 of internally developed software costs, which is included in property and equipment in the accompanying consolidated balance sheets. The net book value of the internally developed software is $37 and $578 at September 30, 2005 and 2004, respectively. The internally developed software costs primarily relate to the Company’s Oracle implementation, and the Company’s intranet site. These costs are being depreciated on a straight-line basis over the useful lives, which range from one to five years.

For the years ended September 30, 2005, 2004, and 2003, amortization expense relating to capitalized software developed for internal use was $541, $665 and $665, respectively.

Accounts Receivables

Accounts receivable primarily consist of amounts due from state and local government agencies, not-for-profit providers, and commercial insurance companies; such amounts are not collateralized. An estimated sales allowance and allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third-party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated sales allowance and allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue in the income statement in the period of the change in estimate. The Company has allowances for doubtful accounts and sales allowances that aggregate $2,800 and $2,796 at September 30, 2005 and 2004, respectively.

Reserves for Self-Insurance

The Company self-insures a substantial portion of its health, workers compensation, auto and professional and general liability (“PL/GL”) programs. The Company records expenses related to claims on an incurred basis, which includes maintaining fully developed reserves for both reported and unreported claims. The reserves for the health and workers compensation, auto and PL/GL programs may be based on analysis performed internally by management or actuarially determined estimates by independent third parties. While the Company believes that the estimates of reserves are adequate, the ultimate liability may be greater or less than the aggregate amount of reserves recorded. Reserves relating to prior periods are continually reevaluated and increased or decreased based on new information. As such, these changes in estimates are recorded as charges or credits to the income statement in a subsequent period of the change in estimate.

2. Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

Prior to October 1, 2002, pursuant to APB 17, Intangible Assets, goodwill and intangible assets were amortized using the straight-line method over their respective estimated useful lives.

On October 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141) for all business combinations consummated after June 1, 2001. The Company also adopted SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Company reviews costs of purchased businesses in excess of net assets acquired (goodwill), and indefinite-lived intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company uses a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds fair value. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss should be recognized in an amount equal to the difference. Fair values are established using the discounted cash flow and comparative market multiple methods. Discounted cash flows are based on management’s estimates of the Company’s future performance. As such, actual results may differ from these estimates and lead to a revaluation of the Company’s goodwill and intangible assets. If updated calculations indicated that the fair value of goodwill or any indefinite-lived intangibles to be less than the carrying value of the asset, an impairment charge would be recorded in the income statement in the period of the change in estimate. To date there have been no impairment charges recorded.

Impairment of Long-Lived Assets

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Under SFAS 144, the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value. To date, the Company has not identified any impairment indicators and thus has not recognized an impairment charge.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under FAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes. Valuation allowances on deferred tax assets are estimated based on the Company’s assessment of the realizability of such amounts.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage the risk of interest rate fluctuations on debt and accounts for derivative financial instruments in accordance with Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in stockholders’ equity as other comprehensive income

2. Significant Accounting Policies (Continued)

(loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate on its debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be received or paid as interest rates change is accrued and recognized as an adjustment of other income or expense in the accompanying consolidated statement of income or as a change to stockholders’ equity, depending on whether the transaction qualifies as a hedge. The related amount receivable from or payable to counterparties is included as an asset or liability in the Company’s consolidated balance sheet (see Note 9).

Hedges of underlying exposure are designated as part of a hedge transaction and documented at the inception of the hedge. Whenever it qualifies, the Company uses the shortcut method to satisfy hedge effectiveness requirements. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and therefore may assume 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire change in fair market value is recorded in the stockholders’ equity as other comprehensive loss. There were no outstanding swap agreements at September 30, 2005.

Stock-Based Compensation

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Companies are required to adopt the provisions of SFAS No. 123(R) for annual periods beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not been issued. The adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s financial statements.

At September 30, 2005, the Company has one stock-based employee compensation plan, which is more fully described in Note 17. The Company accounts for the plan under the recognition and measurement principles of APB 25 and related interpretations. Stock-based compensation cost of approximately $100, $26 and $49 is reflected in pre-tax income at September 30, 2005, 2004 and 2003, respectively, related to options granted in 2004 and 2002 under the plan that had an exercise price less than

2. Significant Accounting Policies (Continued)

the fair value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation based on the utilization of the minimum value option-pricing model with the following assumptions:

	2005	2004	2003
Risk-free interest rate	4.40%	4.26%	3.97%
Expected dividend yield	—	—	—
Expected life	10 years	10 years	10 years
Expected volatility	—	—	—
Weighted-average fair value of options granted	$3.00	$2.71	$1.73
Weighted-average remaining contractual life of options granted	8.28 years	8.75 years	8.68 years

Because options vest over several years and additional option grants are expected to be made in future years, the below pro forma effects are not necessarily indicative of the pro forma effects on future years.

	2005	2004	2003
Net income, as reported	$13,998	$10,183	$5,942
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	58	14	28
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(347)	(142)	(45)
Pro forma net income	$13,709	$10,055	$5,925

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Other comprehensive income (loss) consists of gains and losses on interest swaps, net of tax.

Reclassifications

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123 (R)), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. Companies are required to adopt the provisions of SFAS No. 123(R) for annual periods beginning after June 15, 2005.

Under SFAS 123(R), nonpublic entities that used the minimum-value method to measure compensation cost for stock options under SFAS 123 for financial statement recognition or pro forma disclosure purposes will be required to use the prospective method.  Under the prospective method, nonpublic entities will continue to account for nonvested awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption for financial statement

2. Significant Accounting Policies (Continued)

recognition purposes.  All awards granted, modified or settled after the date of adoption will be accounted for using the measurement, recognition and attribution provisions of SFAS (R).

The Company adopted  SFAS 123(R) on October 1, 2005 using the prospective method.  Currently, the Company uses the minimum value method to estimate the value of stock options granted to employees and expect to use the Black-Scholes option valuation model upon the required adoption of SFAS 123(R) for all share-based payments granted after the effective date.  The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income previously.  SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current rules.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes (APB 20), and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The adoption of SFAS 154 is not expected to have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 affects the issuer’s accounting for certain types of freestanding financial instruments, including mandatorily redeemable shares, put options and forward purchase contracts and obligations that can be settled with shares. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosure about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for private companies for fiscal years beginning after December 15, 2004, and for non-public SEC registrants (e.g., public debt offering), SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The adoption of SFAS 150 will not have an impact on the Company’s financial statements.

3. Acquisitions

2003

In fiscal 2003, the Company acquired four companies engaged in behavioral health and human services. Total consideration for the acquired companies was approximately $260,100. The Company accounted for all four acquisitions under the purchase method of accounting in accordance with FAS 141.

Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill (see Note 5). Management determined the respective fair values of intangible assets and property and equipment based on  independent valuations. The operating results of the acquired entities are included in the consolidated statements of income from the dates of acquisition.

REM, Inc.

On May 1, 2003, the Company acquired REM, Inc. (REM), headquartered in Edina, Minnesota (the REM Transaction). Located in 17 states, REM primarily serves individuals with mental retardation and/or developmental disabilities in group home settings. Total consideration was approximately $240,200. Madison Dearborn Partners, Inc. (MDP), together with the Company’s senior management team, acquired a total of $50,600 of Redeemable Class A Preferred Stock and $36,600 of common stock (see Note 10). The proceeds of this stock issuance were utilized in the financing of the REM Transaction. Additionally, as part of the REM Transaction, the seller provided $28,000 in the form of junior subordinated debt (Junior Subordinated Note Payable) to the Company. The remaining amount was financed by senior credit facilities, under which the Company obtained $250,000 in debt financing consisting of a $170,000 six-year amortizing term-loan and an $80,000 million four-year revolver (see Note 9). In addition, the Company issued 438,723 warrants to the sellers in the REM Transaction. The warrants have increasing exercise prices from the date of issuance until their expiration date of May 1, 2013 (see Note 10).

The following summarizes the allocation of the purchase price to the assets acquired and liabilities assumed in the REM Transaction:

Cash	$5,015
Accounts receivable	31,308
Other assets, current and long-term	3,659
Property and equipment	96,261
Identifiable intangible assets	113,030
Deferred tax assets, current and long-term	1,493
Goodwill	17,004
Accounts payable and accrued expenses	(21,156)
Deferred tax liabilities	(6,427)
Long-term liabilities	(3)
$240,184

3. Acquisitions (Continued)

The remaining three acquisitions were financed through the Senior Revolver (see Note 9) and cash on hand. Each acquisition is discussed below. The aggregate purchase price for the acquisitions was allocated as follows:

Cash	$9
Accounts receivable	1,196
Other assets, current and long-term	75
Property and equipment	3,790
Identifiable intangible assets	4,430
Deferred tax assets, current	230
Goodwill	11,579
Accounts payable and accrued expenses	(971)
Deferred tax liabilities	(247)
Long-term liabilities	(147)
$19,944

During fiscal 2005 and 2004, the Company finalized certain components of its purchase price allocation related to the acquisitions in 2003 (see Note 5).

Family Advocacy Services, Inc.

On December 16, 2002, the Company acquired the assets of Family Advocacy Services, Inc. and Family Advocacy Services of Virginia, Inc. (collectively, FAS), headquartered in Baltimore, Maryland. FAS provides therapeutic day schools and a continuum of children’s services. Total consideration was approximately $7,500 in cash.

American Habilitation Services, Inc.

On February 28, 2003, the Company acquired certain assets of American Habilitation Services, Inc. in Georgia, Indiana, Oregon and Arizona (collectively, AHS). AHS provides residential group home and day program services. Total consideration was approximately $12,300 in cash.

New Hope of Pennsylvania, Inc.

On September 30, 2003, the Company acquired the assets of New Hope of Pennsylvania, Inc. (New Hope). New Hope provides home and school-based counseling services to juveniles in the Commonwealth of Pennsylvania. Total consideration was approximately $92 in cash.

2004

In fiscal 2004, the Company acquired three companies engaged in behavioral health and human services. On January 5, 2004, the Company acquired certain assets of CRF First Choice Inc., located in Ft. Wayne, Indiana (CRF). CRF provides residential group home services to mentally retarded or developmentally disabled individuals. Total consideration was approximately $86 in cash. On April 30, 2004, the Company acquired the assets of Foster America Inc., headquartered in Tampa, Florida (Foster America). Foster America provides therapeutic foster care services to at risk youth. Total consideration was approximately $3,885 in cash. On June 30, 2004, the Company acquired the assets of CC Lifestyles Inc., located in Madison, MN (CC Lifestyles). CC Lifestyles provides residential group home services to mentally retarded or developmentally disabled individuals. Total consideration was approximately $111 in cash. The operating results of the acquired entities are included in the consolidated statements of operations since the dates of acquisition. The Company accounted for the acquisitions under the purchase method of accounting in accordance with FAS 141. Accordingly, the purchase price was allocated to the

3. Acquisitions (Continued)

assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill (see Note 5).

The aggregate purchase price for the acquisitions was allocated as follows:

Cash	$(78)
Accounts receivable	357
Other assets, current and long-term	28
Property and equipment	124
Identifiable intangible assets	1,980
Goodwill	2,059
Accounts payable and accrued expenses	(388)
$4,082

During fiscal 2005, the Company finalized certain components of its purchase price allocation related to the acquisitions in 2004. See Note 5.

2005

In fiscal 2005, the Company acquired ten companies engaged in behavioral health and human services. The Company acquired the assets of Diane Marie’s Place, Inc., Bayview Neuro, Inc., MSN, Inc., Spectrum Community Services, LTD (both Spectrum Tampa and Spectrum Orlando), Adam’s House, Inc., The Brown Schools of Florida, Inc., McGarvey ICF/DD-H Home and Neurorestorative Associates, Inc. The Company also acquired all of the issued and outstanding shares of capital stock of Cornerstone Living Skills, Inc. Aggregate consideration for these acquisitions was approximately $8,302. The operating results of the acquired entities are included in the consolidated statements of income for the dates of acquisition. The Company accounted for the acquisitions under the purchase method of accounting in accordance with FAS 141. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill (see Note 5).

The aggregate purchase price for the acquisitions was allocated as follows:

Cash	$9
Accounts receivable	198
Other assets, current and long-term	27
Property and equipment	1,066
Identifiable intangible assets	3,192
Goodwill	4,184
Accounts payable and accrued expenses	(149)
Long-term liabilities	(225)
$8,302

4. Significant Contractual Arrangements

The Company has several management agreements with subsidiaries of Alliance Health, Inc. (Alliance). Alliance is a not-for-profit organization that contracts directly with state government agencies. The Company provides clinical and management services in accordance with the terms of its agreements with Alliance. For each state, the Company receives a monthly retainer and a daily rate per client served. The Company has no ownership interest in, and no legal control over, nor does it exert control over Alliance. Total revenue derived by the Company from contracts with Alliance was approximately $35,336, $31,713 and $28,391 for the years ended September 30, 2005, 2004, and 2003, respectively. The net amount due from Alliance in connection with the services provided by the Company under the contracts at September 30, 2005 and 2004 was approximately $8,380 and $5,675, respectively, and is included in accounts receivable in the accompanying consolidated balance sheets.

5. Goodwill and Intangible Assets

Intangible assets, resulting from the Company’s acquisition of certain businesses (Note 3) accounted for under the purchase method, consist of identifiable assets, including agency contracts, trade names, noncompete/nonsolicit clauses, an intellectual property model, licenses and permits and relationships with contracted caregivers. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Various trade names are classified as indefinite-lived intangible assets due to the length of time the trade names have been in existence and the planned use of the trade names for the foreseeable future. The changes in the carrying amount of goodwill for the years ended September 30, 2005 and 2004 are as follows:

	2005	2004
Balance as of October 1	$88,544	$86,581
Goodwill acquired during the year	4,184	2,559
Adjustments to goodwill, net	(1,465)	(232)
Goodwill written off related to disposal of business units	—	(364)
Balance as of September 30	$91,263	$88,544

The adjustments to goodwill in 2005 include a net settlement related to a working capital settlement related to the REM Transaction of $546, an adjustment of $(500) related to the finalization of the purchase price of the 2004 acquisitions, and $(1,511) related to tax adjustments.

The adjustments to goodwill in 2004 reflect an additional $166 related to the finalization of the purchase price of the 2003 acquisitions, $(257) related to cash receipts from accounts receivables written off, partially offset by additional reserve requirements for amounts due back to third party payors, and $(141) related to the amortization of excess tax goodwill.

Effective October 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). This statement affects the Company’s treatment of goodwill and other intangible assets. This statement requires that goodwill existing at the date of adoption be reviewed for possible impairment, and that impairment tests be periodically repeated, with impaired assets written down to fair value. The Company has determined, based on the guidance of SFAS No. 142, that the Company has three reporting units. The reporting units are the East, Central, and West Divisions. Intangible assets with finite useful lives will continue to be amortized. Amortization of goodwill and intangible assets with indeterminable lives ceased upon adoption of FAS 142 effective October 1, 2002. The Company performed its annual test of impairment of goodwill as of July 1, 2005. Based on the results of the first step of the goodwill impairment test, the Company determined that no impairment had taken place, as the fair value of each reporting unit exceeded their respective carrying value. Therefore, the second step of the goodwill impairment test was not necessary.

5. Goodwill and Intangible Assets (Continued)

Intangible assets consist of the following as of September 30, 2005:

Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	5-13 years	$96,021	$18,047	$77,974
Non-compete/non-solicit	4-5 years	350	221	129
Relationship with contracted caregivers	3 years	6,184	5,973	211
Trade names	10 years	526	136	390
Trade names	Indefinite life	19,192	—	19,192
Licenses and permits	10 years	8,230	1,952	6,278
Intellectual property models	10 years	550	153	397
		$131,053	$26,482	104,571

Intangible assets consist of the following as of September 30, 2004:

Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	5-13 years	$93,023	$10,451	$82,572
Non-compete/non-solicit	4-5 years	350	146	204
Relationship with contracted caregivers	3 years	6,184	5,840	344
Trade names	10 years	500	85	415
Trade names	Indefinite life	19,192	—	19,192
Licenses and permits	10 years	8,062	1,143	6,919
Intellectual property models	10 years	550	98	452
		$127,861	$17,763	$110,098

Amortization expense was $8,720, $9,222 and $5,574 for the years ended September 30, 2005, 2004 and 2003, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year ending September 30,
2006	$9,060
2007	8,973
2008	8,652
2009	8,499
2010	8,488
Thereafter	41,707
$85,379

6. Property and Equipment

Property and equipment consists of the following at September 30:

	2005	2004
Buildings and land	$91,119	$90,337
Vehicles	15,031	11,063
Computer hardware and software	14,727	11,485
Furniture and fixtures	13,307	11,444
Leasehold improvements	6,598	5,288
Office and telecommunication equipment	6,220	5,400
Software developed for internal use	3,325	3,325
Construction in progress	—	213
	150,327	138,555
Less accumulated depreciation and amortization	(36,161)	(24,593)
Property and equipment, net	$114,166	$113,962

Depreciation and amortization expense was $13,023, $12,262 and $7,497 for the years ended September 30, 2005, 2004, and 2003, respectively.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets consisted of the following at September 30:

	2005	2004
Prepaid insurance	$4,702	$4,508
Prepaid expenses	3,811	4,101
Other	2,736	2,726
Deferred financing costs	1,325	1,445
Prepaid expenses and other assets	$12,574	$12,780

8. Other Accrued Liabilities

Other accrued liabilities consisted of the following at September 30:

	2005	2004
Accrued interest	$6,484	$14,588
Cost reimbursement reserves	3,129	2,044
Overpayments	2,293	1,838
Self-insurance reserves	2,243	1,942
Deferred revenue	1,598	3,611
Accrued professional services	1,496	1,440
Accrued real estate tax	1,387	1,359
Other	1,327	2,112
Other accrued liabilities	$19,957	$28,934

9. Financing Arrangements

On November 4, 2004, the Company refinanced its then-existing senior credit facilities. The new senior credit facilities consist of an $80.0 million revolving credit facility (senior revolver) and a $175.0 million term B loan facility (term B loan, collectively with the senior revolver, senior credit

9. Financing Arrangements (Continued)

facilities). In addition, on November 4, 2004, National MENTOR, Inc. (a wholly owned subsidiary) issued $150.0 million in aggregate principal amount of its 9 5/8% senior subordinated notes due 2012 (senior subordinated notes). These transactions are referred to together as the ‘‘Refinancing.’’ At the time of and in connection with the Refinancing, the Company redeemed all of its outstanding preferred stock, repaid certain of its other subordinated debt, and paid certain of its deferred compensation obligations. In addition, all outstanding interest rate swap agreements were terminated.

Any amounts outstanding under the senior revolver are due six years from the date of the senior credit agreement. The $175.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year.

The Senior Revolver has a maximum borrowing limit of $80 million at September 30, 2005. In addition, the Senior Revolver contains limitations on amounts borrowed as follows: (a) borrowings for letters of credit may not exceed $40 million; (b) swingline loans, which are borrowings on the Senior Revolver that are funded within two hours compared to normal borrowings, which are funded within one to three days, may not exceed $10 million; (c) and borrowings to fund acquisitions may not exceed $80 million during the term of the agreement. The Company pays a commitment fee on a quarterly basis for the revolving credit facility, which is equal to 0.5% of the unused portion of the revolving credit facility at September 30, 2005.

On March 30, 2005, the Company repriced its senior term B loan facility. The interest rate on the term B loan was reduced by 75 basis points. The cost of a LIBOR based loan was reduced from LIBOR plus 3.25% to LIBOR plus 2.50%. The cost of a Prime based loan was reduced from Prime plus 2.25% to Prime plus 1.50%. Essentially, all terms and conditions of the original loan remain unchanged, except that, should the Company seek another repricing within a year of the repricing on March 20, 2005, it will be required to pay the lender group a prepayment fee equal to 1% of the outstanding loan balance. The interest rate on the senior term B loan outstanding at September 30, 2005 is based on LIBOR plus 2.50%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 3.25% or Prime plus 2.25%. Cash paid for interest amounted to approximately $35,468, $13,357 and $9,186 for the years ended September 30, 2005, 2004 and 2003, respectively.

On May 20, 2005, the Company refinanced its term loan mortgage facility. The Company borrowed $6.2 million on the new $8.0 term loan mortgage facility. At the time of and in connection with the Refinancing of the term loan mortgage facility, the Company repaid the outstanding principal and accrued interest on the existing mortgage facility of $4.7 million. The Company refinanced $1.7 million of properties pledged as collateral under the term B loan and was therefore required to prepay the term B loan by that amount. The new mortgage facility has a term of five years and is paid monthly until the maturity date, which is May 2010. The term loan mortgage facility is collateralized by certain buildings and land of the Company.

The new senior credit facility agreement and the bond indenture contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain financial ratios. The Company was in compliance with all covenants at September 30, 2005. The new senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates certain levels of cash flow above a pre-determined amount. The Company has calculated this amount to be $5,804 for the period ended September 30, 2005. This amount is reflected in the current portion of long-term debt on the consolidated balance sheets.

9. Financing Arrangements (Continued)

The Company’s long term debt consists of the following at September 30:

	2005	2004
Senior Term B Loan, principal and interest due in quarterly installments through 2007; variable interest rate (approximately 8% at September 30, 2004)	$—	$154,725
Senior Revolver, due March 7, 2007; quarterly cash interest payments at a variable interest rate (7% at September 30, 2004)	—	—
Senior Term B Loan, principal and interest due in quarterly installments through September 30, 2011; variable interest rate (6.25% at September 30, 2005)	171,945	—
Senior Revolver, due November 4, 2010; quarterly cash interest payments at a variable interest rate (7% at September 30, 2005)	—	—
Senior Subordinated Notes, due November 4, 2012; semi-annual cash interest payments beginning June 1, 2005 (coupon rate of 9 5/8%)	150,000	—
Term loan mortgage, principal and interest due in monthly installments through August 1, 2009; variable interest rate (6% at September 30, 2004)	—	4,968
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (8.25% at September 30, 2005)	6,086	—
Note Payable to Seller (Magellan Health Services, Inc. (Magellan)), due March 8, 2007; semiannual cash interest payments at 12% beginning September 2001	3,000	10,000
Junior Subordinated Note Payable, due April 30, 2010; interest at 12% payable upon maturity	—	28,000
Junior Subordinated Note Payable, due May 30, 2010; interest at 12% payable upon maturity	—	15,500
	331,031	213,193
Less current portion	11,601	13,110
Long-term debt	$319,430	$200,083

The priority with regard to the right of payment on the Company’s debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company’s long-term debt. The senior credit facilities are secured by substantially all of the assets of the Company.

Annual maturities of the Company’s long-term debt for the years ending September 30 are as follows:

2006	$11,601
2007	2,071
2008	2,071
2009	2,071
2010 and thereafter	313,217
Total	$331,031

In conjunction with the Refinancing described herein, as well as the repricing of the term B loan, the Company incurred deferred financing costs of approximately $9,242. These costs are being amortized under the effective interest rate method over the expected term of the term B loan, senior revolver and the

9. Financing Arrangements (Continued)

senior subordinated notes. In addition, in conjunction with the Refinancing of the term loan mortgage facility, the Company incurred deferred financing costs of approximately $226. These costs are being amortized under the effective interest rate method over the expected term of the term loan mortgage. The current portion of deferred financing costs of $1,325 is recorded in other assets as of September 30, 2005. The remaining portion of $7,053 is recorded as an other long-term asset in the balance sheet as of September 30, 2005. The Company charged approximately $2,419 to interest expense for the year ended September 30, 2005 related to the amortization of deferred financing costs. Included in this charge is approximately $1,300 due to the accelerated amortization of deferred financing costs related to the previous senior credit facility.

In 2003, the Company incurred $8,073 in deferred financing costs in connection with the establishment of the previous senior credit facilities, which was being amortized under the effective interest rate method over six years, the expected term of the debt. The current portion of deferred financing costs of $1,445 is recorded in other assets as of September 30, 2004. In 2003, the remaining unamortized deferred financing costs from the then-existing senior credit facility of approximately $2,000 was charged to interest expense when the debt was paid off in May 2003. In 2004, the amortization term of the deferred financing costs was changed in connection with the Refinancing described herein. The Company charged approximately $5,855 and $772 to interest expense for the years ended September 30, 2004 and 2003, respectively, related to the amortization of the deferred financing costs. The effect of the change in the estimated life of the deferred financing costs resulted in an additional $4,234 of interest expense for the year ended September 30, 2004.

Pursuant to the previous senior credit facility requirements, the Company has, from time to time, used interest rate swap agreements to convert a portion of its variable rate debt to fixed rate debt. Under the previous senior credit facility, the Company was obliged to swap one-half of the term B loan for a two-year period within 180 days of entering into the agreement. In October 2003, the Company entered into four, two-year interest rate swap agreements with an aggregate notional amount of $85,000, which represented 50% of the term B debt, as required by the senior credit facility. These agreements effectively changed the Company’s variable interest rate exposure on the senior term B loan to approximately 8.14%. The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreements ceased at September 30, 2004, was $(340). The fair value of these agreements was determined by independent commercial bankers and represents the fair value based on pricing models and independent formulas using current assumptions. Hedges of underlying exposure are designated as part of a hedge transaction and documented at the inception of the hedge. Whenever it qualifies, the Company uses the shortcut method to satisfy hedge effectiveness requirements. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and therefore may assume 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire change in fair market value is recorded in stockholders’ equity net of tax as other comprehensive loss of  $203 at September 30, 2004. In connection with the Refinancing, all outstanding interest rate swap agreements were terminated. There were no outstanding swap agreements at September 30, 2005.

In March and July 2001, the Company entered into three interest rate swap agreements with commercial banks, with an aggregate notional amount of $40,000, which matured between March and April 2003. These agreements effectively changed the Company’s variable interest rate exposure on the then-existing senior term loan to a fixed rate ranging from 4.4% to 5.3%. The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreements ceased at September 30, 2003, was $769. The change in fair value has been recorded as other income (expense) in the 2003 income statement. The

9. Financing Arrangements (Continued)

fair value of these agreements was determined by independent commercial bankers and represented the fair value based on pricing models and formulas using current assumptions.

10. Redeemable Class A Preferred Stock and Stockholders’ Equity (Deficit)

On March 9, 2001, the Company acquired National Mentor Inc. (NMI) and its subsidiaries from Magellan (the Transaction). As part of the Transaction, 5,000,000 shares of common stock at $1.00 per share and 35,500 shares of Redeemable Class A preferred stock (Class A Preferred Stock) at $1,000 per share were sold to MDP and certain members of the Company’s management team. As part of the Transaction, the Company implemented an Executive Deferred Compensation Plan (the Plan), which permits certain management employees to elect to defer a portion of their compensation, on a pretax basis. Of the Class A Preferred Stock purchased, $2,050 was funded by way of the Company’s Executive Deferred Compensation Plan. The Plan has invested all funds in the Company’s Class A Preferred Stock at September 30, 2004. Accordingly, the deferred compensation balance has been classified with the Class A Preferred Stock outside of stockholders’ equity at September 30, 2004. This amount was recorded as long-term liability and a reduction of Class A Preferred Stock in the accompanying consolidated balance sheets. The accrued and unpaid dividends related to the shares held by the Plan of approximately $43, $426 and $371 were recorded as compensation expense in the accompanying statements of income for the years ended September 30, 2005, 2004 and 2003, respectively, in accordance with Emerging Task Force Issue 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested (EITF 97-14). This Plan was terminated and preferred stock and accrued dividends were paid out in connection with the Refinancing described in Note 9.

In conjunction with the REM Transaction (see Note 3), on May 1, 2003, 5,226,661 shares of common stock at $7.00 per share and 50,615 shares of Redeemable Class A Preferred Stock (Class A Preferred Stock) at $1,000 per share were sold to MDP and certain members of the Company’s management team, for a total aggregate investment of $87,200. The proceeds of this stock issuance were utilized in the financing of the REM Transaction. In addition, the Company issued 438,723 warrants to the sellers in the REM Transaction. The warrants expire on May 1, 2013. The exercise price increases on a straight-line basis over the term of the warrants, ranging from $10.11 to $32.10 for the first five years, and $43.36 to $124.20 for the remaining five years. Holders may exercise only immediately prior to or concurrently with the occurrence of a liquidity event, such as a qualified public offering or a sale of the Company, that occurs, if at all, prior to the tenth anniversary of the date of issuance and at no other time. The fair value of the warrants was determined based on an independent valuation and deemed to be insignificant.

In connection with an employment arrangement executed with a member of the Company’s management team in August 2001, the Company sold 116,578 shares of common stock to such officer at $1.00 per share, the deemed fair value of the stock. As part of the arrangement, 488 shares of Class A Preferred Stock were issued to the officer for a full recourse note receivable of $488, which bears interest at 8%. The note and all accrued interest is due on August 20, 2006, and may be extended by the officer to December 31, 2008, with 60 days prior written notice to the Company. The note has been classified as a reduction of Class A Preferred Stock at September 30, 2004. In connection with the Refinancing described in Note 9, the preferred stock was redeemed and the note and all accrued interest was repaid and retired.

10. Redeemable Class A Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

In connection with an employment arrangement executed with a member of the Company’s management team in December 2002, the Company sold 12,210.5 shares of common stock to such officer at $4.00 per share, the deemed fair value of the stock, and 51.158 shares of Class A Preferred Stock at $1,000 per share. As part of the agreement, the shares were issued to the officer for a full recourse note receivable of $100, which bears interest at 8%. The note and all accrued interest is due on December 13, 2007, and may be extended by the officer to December 13, 2010, with 60 days prior written notice to the Company. The note has been classified as a reduction of common stock and Class A Preferred Stock at September 30, 2004. In connection with the Refinancing described in Note 9, the preferred stock was redeemed and all accrued interest and $41 of the note balance was repaid and retired. On October 14, 2005, the remaining principal balance and accrued interest was repaid.

In connection with an employment arrangement executed with a member of the Company’s management team in September 2004, the Company sold 21,429 shares of common stock to such officer at $7.00 per share. The Board of Directors of the Company determined the fair value of the Company’s Common Stock in its good faith judgment, using a variety of widely accepted valuation techniques. The valuation considers a number of factors, including the financial and operating performance of the Company, the values of similarly situated companies and the lack of marketability of the Company’s Common Stock. The Board of Directors determined the fair value of the Company’s common stock to be $8.50 at September 30, 2004. The Company recorded compensation expense of $32 for the differences between the price of the common stock and the deemed fair value.

On December 23, 2003, 2,941.02 shares of common stock at $7.00 per share and 29.41 shares of Redeemable Class A Preferred Stock (Class A Preferred Stock) at $1,000 per share were sold  for a total aggregate investment of $50.

On April 8, 2005, 134,001.62 shares of common stock were repurchased for a purchase price of $2,144 from a member of the Company’s management team who resigned on March 31, 2005.

All common stock and Class A Preferred Stock purchased by members of the Company’s management team (referred to herein as Executive Stock) has certain restrictions and options. Forty percent of common stock purchased by management, or 268,943 shares at September 30, 2005 and 315,574 shares at September 30, 2004 , has a vesting period of four years from the date of purchase. In the event a holder of Executive Stock ceases to be employed by the Company for any reason, the Executive Stock is subject to repurchase by the Company or MDP. The purchase price of such repurchase will be the fair market value of the Executive Stock for vested shares and the lesser of the original purchase price or fair market value for unvested shares. At September 30, 2005 and 2004, 240,364 and 242,633 shares were vested, respectively. All other Executive Stock was fully vested upon purchase. Furthermore, the Executive Stock has a limited put option, where in the event the executive leaves the Company for reasons of personal hardship, such executive has a right to sell to the Company a sufficient number of shares at the then fair value of Executive Stock (including accrued dividends) such that the aggregate purchase price equals the original purchase price.

At September 30, 2005, the Company has reserved the following shares of common stock for future issuances:

Common stock options outstanding	847,000
Common stock options available for grant	445,952
Common stock warrants	438,723
Total shares of authorized common stock reserved for future issuance	1,731,675

10. Redeemable Class A Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

Redeemable Class A Preferred Stock (Class A Preferred Stock)

The Class A Preferred Stock has the following preferences:

Dividends

The holders of Class A Preferred Stock are entitled to receive stock dividends at an annual rate of 14% based on the liquidation value of $1,000 per Class A Preferred share plus any accrued and unpaid dividends, in preference to dividends on common stock. The dividends are cumulative and accrue whether or not declared by the Board of Directors. The dividends accrue until the earlier of: (1) the liquidation of the Company or the redemption of the Class A Preferred Stock by the Company; or (2) upon acquisition of the Company. Cumulative dividends on the Class A Preferred Stock of approximately $15,068 have been charged to retained earnings in the year ended September 30, 2004 and are included in the carrying value of the Class A Preferred Stock at September 30, 2004. Cumulative dividends on the Class A Preferred Stock of approximately $1,533 have been charged to retained earnings in the year ended September 30, 2005. All accrued dividends were paid out on November 4, 2004 in connection with the Refinancing described in Note 9.

Voting

The Class A Preferred Stock is nonvoting.

Conversion

The Class A Preferred Stock has no conversion features.

Liquidation

In the event of a liquidation, dissolution or winding-up of the Company, the holders of shares of Class A Preferred Stock will receive, in preference to all common stockholders, an amount equal to $1,000 per share plus accrued and unpaid dividends on such shares.

Redemption

On December 31, 2008, the Company is required to redeem all outstanding shares of Class A Preferred Stock at a price equal to a liquidation value of $1,000 per share plus accrued and unpaid dividends. The Company may redeem all or any portion of the Class A Preferred Stock shares prior to the scheduled redemption date for $1,000 per share plus accrued and unpaid dividends. Shares of Class A Preferred Stock also are redeemable at the sole option of the majority of shareholders of the Class A Preferred Stock in the event of a public offering of the Company’s Common Stock or the transfer of ownership of the Company. All Class A stock was redeemed in connection with the Company’s Refinancing on November 4, 2004 as described in Note 9.

Common Stock

The common stock has the following features:

Dividends

The holders of common stock are entitled to receive dividends when and if declared by the Company’s Board of Directors.

10. Redeemable Class A Preferred Stock and Stockholders’ Equity (Deficit) (Continued)

Voting

The holders of common stock are entitled to one vote per share.

Liquidation

Subject to the provisions pertaining to the liquidation preferences of the holders of the Class A Preferred Stock, the holders of common stock are entitled to participate ratably, on a per share basis, in all distributions to the holders of common stock in any liquidation, dissolution or winding-up of the Company.

11. Employee Savings and Retirement Plans

On January 1, 2004 various 401(k) plans and a qualified profit sharing plan were merged into a single multi-company plan (the Plan) covering all of the wholly owned subsidiaries of the Company. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its subsidiaries. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of approximately $2,845, $2,497 and $1,272 to this and predecessor plans for the years ended September 2005, 2004 and 2003, respectively.

The Company also maintains various nonqualified plans for highly compensated employees (the Plans). Two of these Plans held preferred stock of the Company and phantom preferred stock that was provided to management as a result of acquisitions. These plans were terminated in connection with the Refinancing (see Note 9) with all participants receiving the accreted value.

The Company has two remaining plans: (1) the National MENTOR Inc. Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement  for certain highly compensated employees  in which the Company allocates to the executive’s account a percentage of the executive’s base compensation . This allocation is made at the end of the year for service rendered during the year. The Company contributed $317 and $264 for the years ended September 30, 2005 and 2004, respectively; (2) the National MENTOR Inc. Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the plan year. Employees contributed $611 and $149 to this plan in the years ended September 30, 2005 and 2004, respectively.

12. Related Party Transactions

In March 2001, the Company entered into a management services agreement with MDP, the majority stockholder of the Company, under which MDP performs certain management, financing and strategic functions as directed by the Company’s Board of Directors for an annual fee of $250 plus out-of-pocket expenses. During the years ended September 30, 2005, 2004, and 2003, the Company incurred $270, $257 and $258, respectively, of management fees and expenses under such agreement.

The Company has 16 leases for offices and homes in Minnesota that are owned by employees of the Company and one lease for a home in Illinois that is partially owned by employees of the Company. These leases have various expiration dates extending out as far as December, 2009. The Company incurred approximately $276, $220, and $92 in rent expense during the year ended September 30, 2005, 2004 and 2003, respectively, related to these leases.

12. Related Party Transactions (Continued)

In December 2002, the Company entered into a lease agreement for a school building with Ashwood Drive LLC, which is owned by an individual who was an employee of the Company in 2004 and 2003. This employee has terminated employment with the Company in 2005. The lease expires on June 30, 2007. The Company incurred approximately $309 and $235 in rent expense during the year ended September 30, 2004 and 2003, respectively, related to this lease. This lease relates to the acquisition of FAS, and the fair market value of this leasehold was determined in conjunction with the independent valuation of the fair values of the intangible assets of FAS. This leasehold was determined to be unfavorable as the contracted rent is greater than the market rent for comparable space on comparable leasehold terms. The value of this unfavorable leasehold was determined to be $140, and, in accordance with FAS 141, the Company recorded a short-term liability in other accrued liabilities and a long-term liability in other long-term liabilities in the consolidated balance sheet for the amount by which the contract rent is greater than the market rent over the remaining contractual life of the lease. The offset to this liability assumed related to purchase accounting was an increase to goodwill. This liability is amortized over the life of the lease and reduces rent expense. The amount recorded as a liability related to this unfavorable leasehold was $86 at September 30, 2004.

13. Operating Leases

The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2015. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses. Total rent expense was $25,813, $22,987 and $16,867 for the years ended September 30, 2005, 2004, and 2003, respectively.

Future minimum lease payments for noncancelable operating leases for the years ending September 30 are as follows:

2006	$22,462
2007	17,421
2008	12,003
2009	7,804
2010	4,555
Thereafter	5,248
$69,493

14. Reserves for Self-Insurance and Other Commitments and Contingencies

The Company maintains insurance general and professional liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims.  General and professional liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate.  Above these limits the company carries $9.0 million of coverage, subject to a $250 thousand retention per occurrence, once the aggregate $2.0 million is reached.  For workers’ compensation the Company has a $350 thousand per claim retention with statutory limits.  Automobile liability has a $100 thousand per claim retention, with insurance limits totaling $5.0 million above the retention.  The Company’s health insurance plan has a $250 thousand retention per claim. For these self-insured plans, costs are accrued as incurred and include an estimated liability for claims incurred but not reported.  The reserves may be based on analysis performed internally by management or actuarially determined estimates by independent third parties.  While the company

14. Reserves for Self-Insurance and Other Commitments and Contingencies (Continued)

believes that the estimates of reserves are adequate, the ultimate liability may be greater or less that the aggregate amount of reserves recorded.

The Company issued approximately $21,136 and $18,630 in standby letters of credit as of September 30, 2005 and 2004 respectively, related to the Company’s workers’ compensation insurance coverage. These letters of credit are secured by the Senior Revolver in the event the letters of credit are drawn upon.

From time to time, the Company is involved in litigation in the operation of its business. The Company reserves for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While the Company believes its provision for legal contingencies is adequate, the outcome of the legal proceedings is difficult to predict and the Company may settle legal claims or be subject to judgments for amounts that differ from its estimates.

15. Income Taxes

The provision for income taxes consists of the following:

	September 30
	2005	2004	2003
Current:
Federal	$3,481	$4,015	$2,851
State	1,934	2,470	1,431
Total current taxes payable	5,415	6,485	4,282
Net deferred tax expense (benefit)	4,855	1,938	180
Income tax provision	$10,270	$8,423	$4,462

The Company paid income taxes of $3,420, $9,464 and $2,792 during the years ended September 30, 2005, 2004, and 2003, respectively.

15. Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

	September 30
	2005	2004
Gross deferred tax assets:
Deferred compensation	$1,107	$2,247
Interest rate swap agreements	—	137
Accrued workers’ compensation	3,951	3,505
Net operating loss carryforwards	2,604	3,413
Other accrued liabilities	—	872
Allowance for bad debts	976	1,483
Capital loss carryforward	97	97
Other	114	114
	8,849	11,868
Valuation reserve	(2,856)	(3,665)
Deferred tax assets	5,993	8,203
Deferred tax liabilities:
Depreciation and amortization	(7,370)	(9,645)
Amortization of goodwill and intangible assets	(4,297)	(574)
Other accrued liabilities	(768)	—
Accrued payroll & related costs	(331)	(41)
Net deferred tax liabilities	$(6,773)	$(2,057)

FAS 109 requires a valuation allowance to reduce the deferred tax assets recorded if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $2,856 and $3,665 valuation allowance at September 30, 2005 and 2004, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance relates primarily to certain state net operating loss carryforwards. At September 30, 2005 and 2004, the Company has net operating loss carryforwards of approximately $49,425 and $62,021, respectively, for state income tax purposes, which expire from 2006 through 2010.

The following is a reconciliation between the statutory and effective income tax rates:

	September 30
	2005	2004	2003
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	7.9	10.0	8.2
Other nondeductible expenses	0.5	1.0	0.9
Credits	(0.3)	(0.3)	—
Change in rate on cumulative temporary items	—	—	(1.3)
Other	(0.8)	(0.5)	0.1
Effective tax rate	42.3%	45.2%	42.9%

16. Segment Information

The Company provides home and community-based human services for individuals with mental retardation and other developmental disabilities, at-risk youth and persons with acquired brain injury. The Company operates its business in three operating divisions: an Eastern Division, a Central Division and a Western Division. For the reasons discussed below, the Company’s operating divisions are aggregated to represent one reportable segment, human services, under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s reportable segment. The aggregate of the Company’s Eastern, Central and Western operating divisions meets the definition of a segment in SFAS 131 as each of the three divisions engages in business activities that earn revenues and incur expenses, its operating results are regularly reviewed by management (comprising the Company’s chief operating decision-maker) to assess its performance and make decisions about resources to be allocated to the respective division, and discrete financial information is available in the form of detailed statements of income. The Company’s three service lines, which comprise mental retardation and other developmental disabilities, at-risk youth and persons with acquired brain injury do not represent operating segments per SFAS 131 as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Net revenues is the only financial information available by service line and, therefore, discrete financial information is not available by service line at the level necessary for management to assess performance or make resource allocation decisions.

The Company’s Eastern, Central and Western operating divisions are combined into one reportable segment in accordance with the criteria outlined in SFAS 131. The aggregation of the three operating divisions is consistent with the objective and basic principles of SFAS 131 because it provides the users of the financial statements with the same information that management uses to internally evaluate the business. Each of the Company’s operating divisions provide the same types of services discussed above to similar customer groups, principally individuals. All of the operating divisions have similar economic characteristics, such as similar long-term gross margins. All of the operating divisions follow the same operating procedures and methods in managing their operations, as services are provided in a similar manner. In addition, each operating division operates in a similar regulatory environment, as each operating division has common objectives and regulatory and supervisory responsibilities (e.g., licensing, certification, program standards, regulatory requirements).

The following table sets forth information about revenue by service line as of September 30:

Service Line Revenues

	2005	2004	2003
Mental Retardation/Developmental Disability	$501,037	$481,700	$274,200
Children and Families at Risk	117,891	100,609	90,780
Acquired Brain Injury	37,741	35,075	35,852
Other	37,157	31,109	12,007
Consolidated Total	$693,826	$648,493	$412,839

17. Stock Option Plan

In November 2001, the Board of Directors approved the Company’s Stock Option Plan (the 2001 Plan), which provides for the grant of up to 1,292,952 options at September 30, 2005 and 2004 to purchase shares of common stock. The 2001 Plan is for directors, officers and key employees of, and certain other

17. Stock Option Plan (Continued)

individuals who perform services for the Company. The term of each option is ten years from the date of grant. The stock options generally vest ratably over four years. At September 30, 2005 and 2004, 445,952 and 595,827 stock options were available for grant.

The Board of Directors of the Company has determined the fair value of the Company’s common stock in its good faith judgment at each option grant date using a variety of widely accepted valuation techniques. The valuation considers a number of factors, including the financial and operating performance of the Company, the values of similarly situated companies and the lack of marketability of the Company’s common stock.

In connection with the grant of options to employees under the 2001 Plan through September 30, 2004 and September 30, 2002, the Company recorded deferred compensation of $300 and $108, respectively, for the aggregate differences between the exercise prices of options at their dates of grant and the deemed fair value for accounting purposes of the common stock subject to these options.

The amount of deferred compensation is included as a reduction of stockholders’ equity (deficit) and is being amortized on a straight-line basis over the option vesting periods, which generally are four years. The Company recorded deferred compensation amortization of $100, $26 and $49 for the years ended September 30, 2005, 2004 and 2003, respectively.

A summary of stock option activity at September 30 is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	697,125	$5.93	189,000	$2.79	86,000	$1.00
Granted	192,000	11.00	547,000	7.00	115,000	4.00
Canceled or forfeited	(42,125)	5.85	(38,875)	5.74	(12,000)	1.50
Outstanding at end of year	847,000	$7.08	697,125	$5.93	189,000	$2.79
Exercisable at end of year	221,625	$5.01	62,156	$2.27	19,000	$1.00

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.00	65,000	6.10	$1.00	48,750	$1.00
$4.00	98,500	7.08	4.00	49,250	4.00
$7.00	494,500	8.47	7.00	123,625	7.00
$11.00	189,000	9.18	11.00	—	—
	847,000	8.28	$7.08	221,625	$5.01

18. Valuation and Qualifying Accounts

The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2005, 2004 and 2003:

	Balance at			Balance
	Beginning			at End
	of Period	Provision	Write-offs	of Period
Year ended September 30, 2005	$2,796	$9,341	$(9,337)	$2,800
Year ended September 30, 2004	1,922	6,114	(5,240)	2,796
Year ended September 30, 2003	1,331	1,762	(1,171)	1,922

19. Subsequent Events

On October 7, 2005, the Company acquired the assets of Florida Residential Solutions, LLC (FRS).  FRS, located in Tampa, is engaged in the business of providing group home services to individuals with mental retardation and/or developmental disabilities.  On November 30, 2005, the Company acquired the assets of Sierra Gates of Sacramento, LTD (Sierra Gates).  Sierra Gates, located in California, is engaged in the business of providing health care and rehabilitation services to brain-injured patients.  In addition, the Company also acquired the assets of Resources for Human Development, Inc. on November 30, 2005, which is located in Orlando and provides group home services to individuals with mental retardation and/or developmental disabilities.  Total consideration for the three acquisitions was approximately $343 in cash.

On October 17, 2005, the Company entered into a purchase agreement to acquire the Florida operations of American Habilitation Services, Inc. (AHS).  AHS provides residential group home, day program and ICF-MR services.  The Company expects this transaction to close in the second quarter.