Form 10-Q
period 2005-12-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2006-02-14
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 333-129179

NATIONAL MENTOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-17570886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
313 Congress Street, 6th Floor Boston, Massachusetts 02210	(617) 791-4800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 14, 2006, there were issued and outstanding 10,136,984.82 shares of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I.      FINANCIAL INFORMATION

ITEM 1.     Financial Statements

National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	December 31 2005	September 30 2005
Assets
Current assets:
Cash and cash equivalents	$26,317	$29,307
Accounts receivable, net	88,516	83,528
Deferred tax assets, net	3,806	3,829
Prepaid expenses and other current assets	13,393	12,574
Total current assets	132,032	129,238
Property and equipment, net	113,695	114,166
Intangible assets, net	102,372	104,571
Goodwill	91,394	91,263
Other assets	10,498	10,200
Total assets	$449,991	$449,438
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,151	$14,812
Accrued payroll and related costs	37,230	33,678
Other accrued liabilities	18,718	19,957
Current portion of long-term debt	5,113	11,601
Total current liabilities	78,212	80,048
Other long-term liabilities	2,949	3,048
Deferred tax liabilities, net	10,906	10,602
Long-term debt	318,962	319,430
Total liabilities	411,029	413,128
Commitments and contingencies	—	—
Redeemable Class A Preferred Stock	—	—
Shareholders’ equity:
Common stock	101	102
Additional paid-in-capital	42,305	42,252
Deferred compensation	(204)	(229)
Note receivable from officer	—	(49)
Accumulated deficit	(3,240)	(5,766)
Total shareholders’ equity	38,962	36,310
Total liabilities and stockholders’ equity	$449,991	$449,438

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended December 31
	2005	2004
Net revenues	$184,341	$168,827
Cost of revenues	139,114	127,734
Gross profit	45,227	41,093
Operating expenses:
General and administrative	25,918	22,286
Depreciation and amortization	5,446	5,350
Total operating expenses	31,364	27,636
Income from operations	13,863	13,457
Other income (expense):
Management fee of related party	(63)	(63)
Other income (expense), net	(4)	(9)
Interest income	234	186
Interest expense	(7,110)	(9,618)
Income before provision for income taxes	6,920	3,953
Provision for income taxes	2,907	1,700
Net income	$4,013	$2,253

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended December 31
	2005	2004
Operating activities
Net income	$4,013	$2,253
Accounts receivable allowances	1,508	1,791
Depreciation and amortization of property and equipment	3,164	3,198
Amortization of other intangible assets	2,282	2,152
Amortization of deferred debt financing costs	336	1,515
Amortization of excess tax goodwill	142	—
Stock based compensation	78	6
Gain on disposal of business	—	(80)
Loss on disposal of property and equipment	12	101
Changes in operating assets and liabilities:
Accounts receivable	(6,496)	940
Other assets	(1,069)	(1,407)
Accounts payable	2,339	(1,067)
Accrued payroll and related costs	3,552	(5,729)
Other accrued liabilities	(1,239)	(10,199)
Deferred taxes	327	3,418
Other long-term liabilities	(99)	(4,023)
Net cash provided by (used in) operating activities	8,850	(7,131)
Investing activities
Cash paid for acquisitions, net of cash received	(350)	(1,017)
Purchases of property and equipment	(2,945)	(2,917)
Cash proceeds from sale of property and equipment	308	233
Net cash used in investing activities	(2,987)	(3,701)
Financing activities
Repayments of long-term debt	(6,956)	(205,751)
Redemption of preferred stock	—	(118,453)
Proceeds from officer notes	—	539
Proceeds from issuance of long-term debt	—	338,000
Repurchase and retirement of common stock	(1,488)	—
Payments of deferred financing costs	(409)	(8,161)
Net cash (used in) provided by financing activities	(8,853)	6,174
Net decrease in cash and cash equivalents	(2,990)	(4,658)
Cash and cash equivalents at beginning of period	29,307	24,416
Cash and cash equivalents at end of period	$26,317	$19,758

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands)
December 31, 2005
(Unaudited)

1.   Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a national provider of home and community-based services to (i) individuals with mental retardation and/or developmental disabilities; (ii) at-risk children and youth with emotional, behavioral or medically complex needs; and (iii) persons with acquired brain injury.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position at December 31, 2005 and the results of operations and cash flows for the interim period have been included. Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

2.   Long-Term Debt

On November 4, 2004, the Company refinanced its then-existing senior credit facilities. The new senior credit facilities consist of an $80.0 million revolving credit facility (“senior revolver”) and a $175.0 million term B loan facility (“term B loan,” and collectively with the senior revolver, “senior credit facilities”). In addition, on November 4, 2004, National MENTOR, Inc. (a wholly owned subsidiary) issued $150.0 million in aggregate principal amount of its 9 5/8% senior subordinated notes due 2012 (“senior subordinated notes”). These transactions are referred to together as the ‘‘Refinancing.’’ At the time of and in connection with the Refinancing, the Company redeemed all of its outstanding preferred stock, repaid certain of its other subordinated debt, and paid certain of its deferred compensation obligations. In addition, all outstanding interest rate swap agreements were terminated.

Any amounts outstanding under the senior revolver are due six years from the date of the senior credit agreement. The $175.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end if the Company generates certain levels of cash flow above a pre-determined amount. This amount, which the Company calculates annually, amounted to $5,804 for the period ended September 30, 2005. This amount is reflected in the current portion of long-term debt in the September 30, 2005 consolidated balance sheet, as this amount was paid in December 2005.

The interest rate on the term B loan is equal to LIBOR plus 2.50% or Prime plus 1.50%. The interest rate on the senior term B loan outstanding at December 31, 2005 is based on LIBOR plus 2.50%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 3.25% or Prime plus 2.25%. Cash paid for interest amounted to approximately $10,320, and $18,386 for the three months ended December 31, 2005 and 2004, respectively. Included in the cash paid for interest for the three months ended December 31, 2004 is approximately $13,500 related to accrued interest for the subordinated notes payable, which was repaid in connection with the Refinancing.

2.   Long-Term Debt (Continued)

The senior credit facility agreement and the bond indenture contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and requires the Company to meet or exceed certain financial ratios. In addition, should the Company seek a repricing of its Senior Term B Loan Facility within a year of March 20, 2005, it will be required to pay the lender group a prepayment fee equal to 1% of the outstanding loan balance. The Company was in compliance with all covenants at December 31, 2005.

The Company’s long-term debt consists of the following:

	December 31	September 30
	2005	2005
Senior Term B Loan, principal and interest due in quarterly installments through September 30, 2011; variable interest rate (6.8% at December 31, 2005)	$165,289	$171,945
Senior Revolver, due November 4, 2010; quarterly cash interest payments at a variable interest rate	—	—
Senior Subordinated Notes, due November 4, 2012; semi-annual cash interest payments beginning June 1, 2005 (coupon rate of 9 5/8%)	150,000	150,000
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (8.75% at December 31, 2005)	5,786	6,086
Note Payable to Seller (Magellan Health Services, Inc.), due March 8, 2007; semiannual cash interest payments at 12% beginning September 2001	3,000	3,000
	$324,075	$331,031
Less current portion	5,113	11,601
Long-term debt	$318,962	$319,430

The priority with regard to the right of payment on the Company’s debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company’s long-term debt. The senior credit facilities are secured by substantially all of the assets of the Company.

In conjunction with the registration of the exchange offer for the senior subordinated notes, the Company incurred deferred financing costs of approximately $409 as of December 31, 2005. In conjunction with the Refinancing described herein, the Company incurred deferred financing costs of approximately $8,161 as of December 31, 2004. These costs are being amortized under the effective interest rate method over the expected term of the term B loan, senior revolver and the senior subordinated notes. As of September 30, 2005, the balance sheet included $9,468 for deferred financing costs related to the Refinancing, the repricing of the term B loan and the refinancing of the term loan mortgage facility. The Company charged approximately $336 and $1,515 to interest expense for the three months ended December 31, 2005 and 2004, respectively, related to the amortization of deferred financing costs. Included in this charge as of December 31, 2004 is approximately $1,300 due to the accelerated amortization of deferred financing costs related to the previous senior credit facility.

3.   Stock-Based Compensation

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

Under SFAS 123(R), entities that used the minimum-value method to measure compensation cost for stock options under SFAS 123 for financial statement recognition or pro forma disclosure purposes will be required to use the prospective method. Under the prospective method, entities will continue to account for nonvested awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes. All awards granted, modified or settled after the date of adoption will be accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R) using the prospective method. Therefore, the Company continues to account for nonvested awards outstanding at the date of adoption in the same manner it accounted for them prior to adoption. The Company uses the Black-Scholes option valuation to determine the fair value of share-based payments granted after October 1, 2005.

At December 31, 2005, the Company has one stock-based employee compensation plan. Stock-based compensation cost of approximately $25 and $6 is reflected in pre-tax income at December 31, 2005 and 2004, respectively, related to options granted in 2004 and 2002 under the plan that had an exercise price less than the fair value of the underlying common stock on the date of grant.

During the three months ended December 31, 2005, the Company had recorded $53 of stock-based compensation expense as a result of the adoption of SFAS 123(R). The following table illustrates the effect on net income if the fair value based method had been applied to the three months ended December 31, 2004.

Three Months Ended 2004
Net income, as reported	$2,253
Add: Stock-based employee compensation included in reported net income, net of related tax effects	3
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(15)
Net income, pro forma	$2,241

3.   Stock-Based Compensation (Continued)

The fair value of the options at the date of grant and assumptions utilized to determine such values are indicated in the following table:

	Three months ended
	December 31 2005	December 31, 2004
Risk-free interest rate	4.39%	1.30%
Expected dividend yield	—	—
Expected life	6.25 years	6.25 years
Expected volatility	64.9%	64.9%
Weighted-average fair value of options granted	$13.72	$7.02

In projecting expected stock price volatility the Company considered historical data of equity instruments of comparable companies. The Company estimated the expected life of stock options using the short-cut method, and estimated stock option forfeitures based on historical experience.

4.   Intangible Assets

Intangible assets, resulting from the Company’s acquisition of certain businesses accounted for under the purchase method, consist of identifiable assets, including agency contracts, trade names, noncompete/nonsolicit clauses, an intellectual property model, licenses and permits and relationships with contracted caregivers. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Various trade names are classified as indefinite-lived intangible assets due to the length of time the trade names have been in existence and the planned use of the trade names for the foreseeable future.

Intangible assets consist of the following as of December 31, 2005:

Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Agency contracts	5–13 years	$96,098	$20,045	$76,053
Non-compete/non-solicit	4–5 years	350	240	110
Relationship with contracted caregivers	3 years	6,184	6,006	178
Trade names	10 years	526	149	377
Trade names	Indefinite life	19,192	—	19,192
Licenses and permits	10 years	8,237	2,158	6,079
Intellectual property models	10 years	550	167	383
		$131,137	$28,765	$102,372

Amortization expense was $2,282 and $2,152 for the three months ended December 31, 2005 and 2004, respectively.

4.   Intangible Assets (Continued)

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year ending September 30,
2006	$6,775
2007	8,928
2008	8,609
2009	8,458
2010	8,448
Thereafter	41,962
$83,180

5.   Segment Information

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

6.   Reserves for Self-Insurance and Other Commitments and Contingencies

The Company maintains professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. The Company intends to

6.   Reserves for Self-Insurance and Other Commitments and Contingencies (Continued)

maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. General and professional liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate. Above these limits the company carries $14.0 million of coverage. For workers’ compensation the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with insurance limits totaling $5.0 million above the retention. The Company’s health insurance plan has a $250 thousand retention per claim. For these self-insured plans, costs are accrued as incurred and include an estimated liability for claims incurred but not reported. The reserves may be based on analysis performed internally by management or actuarially determined estimates by independent third parties. While the company believes that the estimates of reserves are adequate, the ultimate liability may be greater or less that the aggregate amount of reserves recorded.

Beginning November 1, 2005, the first $1.0 million per claim and $2.0 million in the aggregate of professional and general liability risk has been transferred to and funded into the Company’s wholly owned subsidiary captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

The Company issued approximately $22,561 in standby letters of credit as of December 31, 2005 related to the Company’s workers’ compensation insurance coverage. These letters of credit are secured by the senior revolver in the event the letters of credit are drawn upon. The standby letters of credit will increase to $23,926 on March 1, 2006.

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

7.   Subsequent Events

On January 31, 2006, the Company acquired the Florida operations of American Habilitation Services, Inc. (AHS). AHS provides residential group home, day program and ICF-MR services. Total consideration for the acquisition was approximately $8.3 million in cash. The Company also entered into a purchase agreement to acquire a company that provides acquired brain injury services.

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

Overview

Founded in 1980, we are a leading provider of home and community-based services to individuals with mental retardation and other developmental disabilities, at-risk youth and persons with acquired brain injury. As of December 31, 2005, we provided our services to approximately 20,200 clients in 30 states through approximately 15,000 full-time equivalent employees. Most of our services involve residential support, typically in single-family or small group home settings, designed to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county government agencies, as well as smaller amounts from private-sector insurers mostly in our acquired brain injury business. For the three months ended December 31, 2005, we generated $184.3 million of net revenues.

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

Acquisitions

On May 1, 2003, we acquired REM, Inc., including 317 single family homes and 63 intermediate care facilities, as well as an additional 433 leased facilities. This acquisition, which has been fully integrated into our operations, significantly increased our MR/DD market presence. In addition to the REM acquisition, as of December 31, 2005, we have completed 33 acquisitions since 1997, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as “tuck-in” acquisitions. We have pursued strategic acquisitions in markets with significant opportunities, but in which we lack either the necessary government contacts and/or local market knowledge to establish a market presence quickly. We have also acquired businesses or contracts only insofar as the regulatory environment and our level of expertise would allow us to establish a strong market presence quickly. We currently do not intend to pursue any acquisitions as large as the REM acquisition.

Rates and Reimbursement

We derive a majority of our revenues from states, counties or regional government agencies. The payment terms of these contracts vary by jurisdiction and service type, and may be based on flat rates, cost-based reimbursement, per person per diems, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. For the first quarter, we derive approximately 15% of our revenues pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs plus a margin. Insufficient cost levels may require us to return previously received payments after cost reports are filed, although these amounts have historically been insignificant. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

Our government payors fund most of their payments to us through Medicaid waiver programs, under which $1 of state funding is matched by federal funding of between $1 and $4. These federal matching funds programs enhance the long-term stability of our revenues, as they provide a strong incentive for state and counties to preserve existing programs, even in periods of budgetary restraint.

Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems. As of December 31, 2005, our consolidated days sales outstanding was 45.8 days as compared with 44.9 on September 30, 2005.

Labor and Other Costs

Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Our host home caregivers, or Mentors, are paid on a per diem basis, but only if the Mentor is currently caring for a client. Most of our other caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our labor costs are generally influenced by general levels of service and these costs can vary in material respects across regions.

We incur no facilities costs for services provided in the home of a Mentor. Additionally since nearly all of our leased group homes are operated under short-term leases, our ability to reduce these fixed occupancy costs is more flexible than larger institutions. As of December 31, 2005, we owned 416 facilities and leased 866 others.

Expenses incurred in connection with regulatory compliance, liability insurance and third-party claims totaled less than 1.4% and 0.8% of our cost of revenues for the three months ended December 31, 2005 and 2004, respectively. We have incurred professional liability claims and insurance expense of $1.4 million and $1.1 million for the three months ended December 31, 2005 and 2004, respectively. We currently self-insure for amounts of up to $1.0 million per claim and $2.0 million in the aggregate. Above these limits, we have $14.0 million of coverage.

Results of Operations

The following table sets forth the components of net income as a percentage of net revenues:

	Three Months
	Ended December 31
	2005	2004
Statement of operations data:
Net revenues	100.0%	100.0%
Cost of revenues	75.5%	75.7%
General and administrative expenses	14.1%	13.2%
Depreciation and amortization	3.0%	3.2%
Income from operations	7.5%	8.0%
Other income (expense)	0.0%	0.0%
Interest income	0.1%	0.1%
Interest expense	3.9%	5.7%
Income before provision for income taxes	3.8%	2.3%
Provision for income taxes	1.6%	1.0%
Net income	2.2%	1.3%

Three months ended December 31, 2005 compared to three months ended December 31, 2004

Net revenues

Net revenues increased by $15.5 million, or 9.2%, from $168.8 million for the three months ended December 31, 2004 to $184.3 million for the three months ended December 31, 2005. Approximately $5.8 million of the increase is as a result of revenue earned from several acquisitions that closed after the three months ended December 31, 2004. In addition, approximately $1.1 million of the increase is as a result of revenue earned from new programs started after the three months ended December 31, 2004. The increase was also due to census growth in our existing service lines, expansion into new markets and the development of new services for our existing customer base. Lastly, there was a 2.62% rate increase in Minnesota, our largest state, which became effective in the first quarter of fiscal 2006.

Cost of revenues

Cost of revenues increased by $11.4 million, or 8.9%, from $127.7 for the three months ended December 31, 2004 to $139.1 million for the three months ended December 31, 2005. The majority of the increase is due to an $8.7 million increase in labor costs, in particular, direct care wages, payroll taxes and fringe benefits. The increase in wages is mostly attributable to increases in our workforce to provide services for additional clients served. Cost of revenues also increased due to a $1.7 million increase in rent and other occupancy expenses related to more homes leased in the first quarter of fiscal 2006.

General and administrative expenses

General and administrative expenses increased by $3.6 million, or 16.1%, from $22.3 million for the three months ended December 31, 2004 to $25.9 million for the three months ended December 31, 2005. The majority of the increase is due to an increase in labor costs. The increase in labor costs consisted of a $1.4 million increase in administrative wages due to an increase in the number of employees as well as salary increases. In addition, during the three months ended December 31, 2005, an analysis of our professional and general liability claims resulted in an increase in our reserve of $0.5 million.

Interest expense

Interest expense decreased $2.5 million from $9.6 million for the three months ended December 31, 2004 to $7.1 million for the three months ended December 31, 2005. The decrease was primarily due to $2.8 million of one-time interest expense charges recorded in the three months ended December 31, 2004 resulting from a charge of $1.3 million related to the acceleration of amortization for deferred financing costs from the prior senior credit facility and we also incurred expense of $1.5 million related to a pre-payment fee on our prior senior credit facility in the three months ended December 31, 2004.

Provision for income taxes

Provision for income taxes increased $1.2 million from $1.7 million for the three months ended December 31, 2004 to $2.9 million for the three months ended December 31, 2005. Although the effective tax rate decreased from 43.0% for the three months ended December 31, 2004 to 42.0% for the three months ended December 31, 2005, provision for income taxes increased due to a higher income before provision for income taxes. The effective tax rate decreased due to a change in our corporate structure in November 2004, resulting in a reduction in the effective state income tax rate.

Liquidity and Capital Resources

The Company’s principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet the aforementioned cash requirements.

Net cash provided by (used in) operating activities was $8.9 million and $(7.1) million for the three months ended December 31, 2005 and 2004, respectively. Cash used in operating activities for the three months ended December 31, 2004 included payments associated with the Refinancing. Certain deferred compensation plans were terminated and funds were distributed in the amount of $4.3 million. In addition, in connection with the repayment of the subordinated notes payable in 2004, accrued interest of $13.5 million was paid. Excluding these Refinancing items, net cash provided by operating activities was $10.7 million for the three months ended December 31, 2004. The change in cash provided by operating activities between periods was principally due to changes in operating assets and liabilities. The majority of this increase relates to increases in accounts receivable as days sales outstanding increased by approximately one day between September 30, 2005 and December 31, 2005 from 44.9 to 45.8. In the prior year’s first quarter days sales outstanding decreased by approximately one day between September 30, 2004 and December 31, 2004. In addition, accrued payroll and related costs increased due mostly to an increase in health insurance reserves of $5.1 million. Health insurance reserves increased as the Company did not prepay health claims into the Voluntary Employee Beneficiary Association (VEBA) at December 31, 2005 as it had done as of September 30, 2005.

Net cash used in investing activities was $3.0 million and $3.7 million for the three months ended December 31, 2005 and 2004, respectively. The primary components are purchases of property and equipment, cash paid for acquisitions and cash proceeds from the sale of property and equipment. The change between periods was primarily attributable to a change in cash paid for acquisitions. Cash paid for acquisitions for the three months ended December 31, 2005 of $0.4 million includes the acquisition of three companies engaged in behavioral health and human services. Cash paid for acquisitions for the three months ended December 31, 2004 of $1.0 million includes the acquisition of Bayview in October 2004 for $1.0 million. All acquisitions for both periods were financed with available cash. The Company spent $2.9 million in capital expenditures for the three months ended December 31, 2005 and 2004. Capital expenditures for both periods are primarily related to purchases of single family homes, vehicles and computer equipment.

Net cash (used in) provided by financing activities in the three months ended December 31, 2005 and 2004 was $(8.9) million and $6.2 million, respectively. The $15.1 million increase in cash used by financing activities was primarily due to the Refinancing transaction noted above. In addition to the Refinancing activities, the Company made scheduled debt maturity payments in accordance with its term loan facilities of $0.5 million for both the three months ended December 31, 2005 and 2004. Also, the Company paid an additional $5.8 million of its outstanding term B loan in the three months ended December 31, 2005. This amount was calculated in accordance with a provision in the senior credit agreement requiring the prepayment of a portion of the outstanding term loan amount at any year-end if the Company generates certain levels of cash flow above a pre-determined amount. The Company also incurred and paid approximately $0.4 million in costs for the three months ended December 31, 2005 in connection with the exchange offer for the senior subordinated notes and $8.2 million in costs for the three months ended December 31, 2004 related to the Refinancing. In addition, for the three months ended December 31, 2005, the Company paid approximately $1.5 million to repurchase 66,121.91 shares of common stock from a member of the Company’s management team who retired on October 1, 2005.

The Company’s principal sources of funds are cash flows from operating activities and available borrowings under the senior credit facilities. The availability under the $80.0 million revolving facility is reduced by outstanding letters of credit totaling $22.6 million. As of December 31, 2005, the availability under this facility was $57.4 million. The Company believes that these funds will provide sufficient liquidity and capital resources to meet the near term and future financial obligations, including scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case.

Commitments Summary

Information concerning our contractual obligations and commitments follows (in thousands):

Payments Due by Period
Twelve Months Ending December 31

	Total	2006	2007- 2008	2009- 2010	2011 and Thereafter
Long-term debt	$324,075	$5,113	$4,142	$46,823	$267,997
Operating leases	75,522	24,238	30,169	14,696	6,419
Standby letters of credit	23,986	23,986	—	—	—
Total obligations and commitments	$423,583	$53,337	$34,311	$61,519	$274,416

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

Revenue Recognition

Revenues are reported net of any state provider taxes or gross receipts taxes levied on services we provide. We follow Staff Accounting Bulletin (SAB) 104, Revenue Recognition, which requires that revenue can only be recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is probable. We recognize revenues for services performed pursuant to contracts with various state and local government agencies and private health care agencies as follows: cost-reimbursement contract revenues are recognized at the time the service costs are incurred and units-of-service contract revenues are recognized at the time the service is provided. For our cost-reimbursement contracts, the rate provided by the payor is based on a certain level and types of costs being incurred in delivering the service. From time to time, we receive payments under cost-reimbursement contracts in excess of the allowable costs required to support those payments. In such instances, we record a liability for such excess payments. At the end of the contract period, any balance of excess payments is maintained as a liability for reimbursement to the payor. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be enacted in states where we operate or by the federal government. To date, we have not encountered any rate-setting changes of significance.

Accounts Receivables

Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers, and commercial insurance companies. An estimated allowance for doubtful accounts receivable is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including payment trends in individual states, age of the accounts, and the status of ongoing disputes with third-party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue in the Statement of Income in the period of the change in estimate.

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

Goodwill and Intangible Assets

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we review costs of purchased businesses in excess of net assets acquired (goodwill), and indefinite-lived intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds fair value. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss would be recognized in an amount equal to the difference. Fair values are established using discounted cash flow and comparative market multiple methods. We conduct our annual impairment test on July 1st, and as of the date of the last test, there was no impairment and there have been no indicators of impairment since the date of the test.

Discounted cash flows are based on management’s estimates of our future performance. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and intangible assets. If updated calculations indicate that the fair value of goodwill or any indefinite-lived intangibles to be less than the carrying value of the asset, an impairment charge would be recorded in the results of operations in the period of the change in estimate.

Impairment of Long-Lived Assets

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value.

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

Forward-Looking Statements

These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “risk factors” and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

The information in this report is not a complete description of our business or the risks associated with an investment in the 9 5/8% senior subordinated notes due 2012. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk Factors.”

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

Although we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At December 31, 2005, we had variable rate debt outstanding of $171.1 million compared to $178.0 million outstanding at September 30, 2005. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.50% or Prime plus 1.50%, the revolver, which has an interest rate based on LIBOR plus 3.25% or Prime plus 2.25%, and term loan mortgage, which has an interest rate based on Prime plus 1.50%. An increase in the interest rate by 100 basis points on the debt balance outstanding as of December 31, 2005, would increase interest expense approximately $1.7 million annually.

ITEM 4.                Controls and Procedures

As of the end of the period covered by the report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report.

There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter (the quarter ended December 31, 2005) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.                Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 6 to the condensed consolidated financial statements set forth in Part I of this report.

ITEM 1A.   Risk Factors

Risks Related to Our Business

Reductions in Medicaid funding or changes in budgetary priorities by the state and county governments that pay for our services could have a material adverse effect on our revenues and profitability.

During the three months ended December 31, 2005, we derived a majority of our revenues from contracts with state and local governments. These government payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal dollars ranging from 50 percent to more than 77 percent of total costs, a number based largely on a state’s per capita income. Our revenues, therefore, are determined by the size of federal, state and local governmental spending for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could cause governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy.  Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced budgetary pressures from time to time and, during these times, some of these states have initiated service reductions, rate freezes and /or rate reductions. For example, in the past, our operations in Minnesota and Indiana were subject to rate reductions. The loss or reduction of reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

The nature of our operations could subject us to substantial litigation.

We are in the human services business and therefore we have been and continue to be subject to claims alleging we, our Mentors or our employees failed to provide proper care for a client, as well as claims for negligence or intentional misconduct, including personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seeking to impose monetary penalties on us. We could be required to pay substantial amounts of money to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, in damages, settlement amounts or penalties arising from these legal proceedings. We have incurred professional liability claims and insurance expense of $1.4 million for the three months ended December 31, 2005. We currently self-insure for amounts of up to $1.0 million per claim and $2.0 million in the aggregate. Above these limits, we have $14.0 million of coverage. An award in excess of our third-party insurance limits and self-insurance reserves could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could also irreparably damage our reputation. We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards and bounties to private plaintiffs who successfully bring these suits. Finally, we are also subject to employee related claims such as wrongful discharge or discrimination or a violation of equal employment law.

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

Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including limited availability of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages, health care costs and other personnel costs, and changes in client service models, such as the trends toward supported living and managed care. Some of our operating units have incurred higher labor costs in certain markets from time to time because of difficulty in hiring direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel and outside clinical consultants. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a full benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs are significant. Only 15% of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. For those contracts where we do not operate under a cost-reimbursement model, we may not be able to pass along these costs, including increased labor costs, to third parties through an increase in our rates, which could have a material adverse affect on our margins and profitability.

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

Approximately 5% of our revenues for the three months ended December 31, 2005 were derived from contracts with subsidiaries of Alliance Health and Human Services, Inc. or “Alliance,” an independent not-for-profit organization that has a license or contract from several state or local agencies to provide ARY services.

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

For the three months ending December 31, 2005, approximately 20% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Madison Dearborn controls our business affairs and policies. Circumstances may occur in which the interests of Madison Dearborn could be in conflict with the interests of the holders of the 9 5/8% senior subordinated notes due 2012. In addition, Madison Dearborn may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes. See “Item 12. Security Ownership of Principal Shareholders and Management” and “Item 13. Certain Relationships and Related Transactions” in our annual report on Form 10-K for the year ended September 30, 2005.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.                Defaults Upon Senior Securities

None.

ITEM 4.                Submission of Matters to a Vote of Security Holders

None.

ITEM 5.                Other Information

None.

ITEM 6.                Exhibits

(a) Exhibits

Exhibit No.	Description
3.1

Certificate of Incorporation of National MENTOR Holdings, Inc. (the “Company”) (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

3.2	By-Laws of National MENTOR Holdings, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2006.

NATIONAL MENTOR HOLDINGS, INC.
/s/ EDWARD M. MURPHY
By:	Edward M. Murphy
Its:	President and Chief Executive Officer

/s/ JOHN W. GILLESPIE
By:	John W. Gillespie
Its:	Executive Vice President, Chief Financial Officer and Treasurer