Form 10-Q/A
period 2005-12-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2006-02-16
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed solely for the purpose of amending the disclosure in Part I, Item 2 of the Registrant’s report on Form 10-Q for the quarter ended December 31, 2005, filed on February 14, 2006 (the “Original 10-Q”), to reflect that the percentage rate increase in Minnesota was 2.26%. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-Q. This Amendment No. 1 continues to speak as of the date of the filing of the Original 10-Q, and the Registrant has not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original 10-Q.

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

Three months ended December 31, 2005 compared to three months ended December 31, 2004

Net revenues

Net revenues increased by $15.5 million, or 9.2%, from $168.8 million for the three months ended December 31, 2004 to $184.3 million for the three months ended December 31, 2005. Approximately $5.8 million of the increase is as a result of revenue earned from several acquisitions that closed after the three months ended December 31, 2004. In addition, approximately $1.1 million of the increase is as a result of revenue earned from new programs started after the three months ended December 31, 2004. The increase was also due to census growth in our existing service lines, expansion into new markets and the development of new services for our existing customer base. Lastly, there was a 2.26% rate increase in Minnesota, our largest state, which became effective in the first quarter of fiscal 2006.

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

Interest expense

Interest expense decreased $2.5 million from $9.6 million for the three months ended December 31, 2004 to $7.1 million for the three months ended December 31, 2005. The decrease was primarily due to $2.8 million of one-time interest expense charges recorded in the three months ended December 31, 2004 resulting from a charge of $1.3 million related to the acceleration of amortization for deferred financing costs from the prior senior credit facility and also incurred expense of $1.5 million related to a pre-payment fee on our prior senior credit facility in the three months ended December 31, 2004.

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

ITEM 4.                Controls and Procedures

As of the end of the period covered by this report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2006.

NATIONAL MENTOR HOLDINGS, INC.
/s/ EDWARD M. MURPHY
By:	Edward M. Murphy
Its:	President and Chief Executive Officer

/s/ JOHN W. GILLESPIE
By:	John W. Gillespie
Its:	Executive Vice President, Chief Financial Officer and Treasurer