Form 10-Q
period 2006-03-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2006-05-15
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 333-129179

NATIONAL MENTOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-17570886
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

313 Congress Street, 6th Floor
Boston, Massachusetts 02210	(617) 790-4800
(Address of Principal Executive Offices,	(Registrant’s Telephone Number,
including Zip Code)	Including Area Code)

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

As of May 15, 2006, there were issued and outstanding 10,136,984.867 shares of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I.                   FINANCIAL INFORMATION

ITEM 1.                    Financial Statements

National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31 2006	September 30 2005
Assets
Current assets:
Cash and cash equivalents	$29,575	$29,307
Accounts receivable, net	88,147	83,528
Deferred tax assets, net	3,677	3,829
Prepaid expenses and other current assets	16,823	12,574
Total current assets	138,222	129,238
Property and equipment, net	114,990	114,166
Intangible assets, net	104,444	104,571
Goodwill	94,193	91,263
Other assets	3,817	10,200
Total assets	$455,666	$449,438

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,039	$14,812
Accrued payroll and related costs	40,555	33,678
Other accrued liabilities	20,104	19,957
Current portion of long-term debt	6,397	11,601
Total current liabilities	82,095	80,048
Other long-term liabilities	2,878	3,048
Deferred tax liabilities, net	10,896	10,602
Long-term debt	317,125	319,430
Total liabilities	412,994	413,128
Commitments and contingencies

Shareholders’ equity:
Common stock	101	102
Additional paid-in-capital	42,365	42,023
Note receivable from officer	—	(49)
Retained earnings (accumulated deficit)	206	(5,766)
Total shareholders’ equity	42,672	36,310
Total liabilities and shareholders’ equity	$455,666	$449,438

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2006	2005	2006	2005
Net revenues	$191,464	$171,299	$375,805	$340,127
Cost of revenues	145,894	130,256	285,007	257,993
Gross profit	45,570	41,043	90,798	82,134

Operating expenses:
General and administrative	25,542	23,124	51,462	45,406
Depreciation and amortization	5,633	5,271	11,079	10,621
Transaction costs	599	—	599	—
Total operating expenses	31,774	28,395	63,140	56,027
Income from operations	13,796	12,648	27,658	26,107

Other income (expense):
Management fee of related party	(72)	(77)	(135)	(139)
Other income (expense), net	(54)	43	(58)	32
Interest income	216	33	449	219
Interest expense	(7,855)	(6,749)	(14,964)	(16,367)
Income before provision for income taxes	6,031	5,898	12,950	9,852
Provision for income taxes	2,584	2,536	5,491	4,236
Net income	$3,447	$3,362	$7,459	$5,616

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended March 31
	2006	2005
Operating activities
Net income	$7,459	$5,616
Adjustments to reconcile net income to cash provided by operating activities:
Accounts receivable allowances	2,644	3,835
Depreciation and amortization of property and equipment	6,405	6,283
Amortization of other intangible assets	4,674	4,338
Amortization of deferred debt financing costs	1,403	1,805
Amortization of excess tax goodwill	142	—
Stock based compensation	342	56
Gain on disposal of business	—	(80)
Loss on disposal of property and equipment	97	117
Changes in operating assets and liabilities:
Accounts receivable	(7,263)	(1,714)
Other assets	1,303	(1,673)
Accounts payable	227	(898)
Accrued payroll and related costs	6,528	(1,265)
Other accrued liabilities	147	(9,261)
Deferred taxes	446	3,418
Other long-term liabilities	(170)	(3,855)
Net cash provided by operating activities	24,384	6,722

Investing activities
Cash paid for acquisitions, net of cash received	(8,839)	(537)
Purchases of property and equipment	(6,214)	(6,211)
Cash proceeds from sale of property and equipment	343	643
Net cash used in investing activities	(14,710)	(6,105)

Financing activities
Repayments of long-term debt	(7,509)	(219,276)
Redemption of preferred stock	—	(118,453)
Proceeds from officer notes	—	539
Proceeds from issuance of long-term debt	—	338,000
Repurchase and retirement of common stock	(1,488)	—
Payments of deferred financing costs	(409)	(8,924)
Net cash used in financing activities	(9,406)	(8,114)
Net increase (decrease) in cash and cash equivalents	268	(7,497)
Cash and cash equivalents at beginning of period	29,307	24,416
Cash and cash equivalents at end of period	$29,575	$16,919

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
March 31, 2006
(Unaudited)

1.   Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a national provider of home and community-based services to (i) individuals with mental retardation and/or developmental disabilities; (ii) at-risk children and youth with emotional, behavioral or medically complex needs and their families; and (iii) persons with acquired brain injury.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary to present fairly the financial position at March 31, 2006 and the results of operations and cash flows for the interim period have been included. Operating results for the six month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006.

2.   Long-Term Debt

The Company’s long-term debt consists of the following:

	March 31	September 30
	2006	2005
Senior Term B Loan, principal and interest due in quarterly installments through September 30, 2011; variable interest rate (7.2% at March 31, 2006)	$164,871	$171,945
Senior Revolver, due November 4, 2010; quarterly cash interest payments at a variable interest rate	—	—
Senior Subordinated Notes, due November 4, 2012; semi-annual cash interest payments beginning June 1, 2005 (coupon rate of 9 5/8%)	150,000	150,000
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (9.25% at March 31, 2006)	5,651	6,086
Note Payable to Seller (Magellan Health Services, Inc.), due March 8, 2007; semiannual cash interest payments at 12% beginning September 2001	3,000	3,000
	$323,522	$331,031
Less current portion	6,397	11,601
Long-term debt	$317,125	$319,430

Any amounts outstanding under the senior revolver are due six years from the date of the senior credit agreement. The $175.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end equal to one-half of a calculated amount if the Company generates certain levels of cash flow. For the year ended September 30, 2005, one-half of the calculated amount equaled $5,804. This amount is reflected in the current portion of long-term debt in the September 30, 2005 consolidated balance sheet and was paid in December 2005.

2.   Long-Term Debt (Continued)

The interest rate on the term B loan is equal to LIBOR plus 2.50% or Prime plus 1.50%. The interest rate on the term B loan outstanding at March 31, 2006 is based on LIBOR plus 2.50%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 3.25% or Prime plus 2.25%. Cash paid for interest amounted to approximately $14,413 and $21,415 for the six months ended March 31, 2006 and 2005, respectively.

The senior credit facility agreement and the bond indenture contain both affirmative and negative covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain financial ratios. The Company was in compliance with all covenants at March 31, 2006.

The priority with regard to the right of payment on the Company’s debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company’s long-term debt. The senior credit facilities are secured by substantially all of the assets of the Company.

In conjunction with the registration of the exchange offer for the senior subordinated notes in the first quarter, the Company incurred deferred financing costs of approximately $409 as of March 31, 2006. These costs are being amortized under the effective interest rate method over the expected term of the senior subordinated notes. As of March 31, 2006, the balance sheet included $7,369 in other current assets for deferred financing costs related to the senior credit facilities and senior subordinated notes. As of September 30, 2005, the balance sheet included $1,325 in other current assets and $7,053 as an other long-term asset. The Company charged approximately $1,403 and $1,805 to interest expense for the six months ended March 31, 2006 and 2005, respectively, related to the amortization of deferred financing costs. Included in this charge for the six months ended March 31, 2006 is approximately $720 due to the accelerated amortization of deferred financing costs in conjunction with the potential refinancing described in Note 8.

3.   Acquisitions

On January 31, 2006, the Company acquired the Florida operations of American Habilitation Services, Inc. (AHS Florida). AHS Florida provides residential group home, day program and ICF-MR services to individuals with mental retardation and/or developmental disabilities. In accordance with the agreement, the gross purchase price for the acquisition including transaction costs was approximately $12.9 million in cash. In conjunction with the acquisition, the Company sold approximately $4.5 million in real estate to Pinebrook Properties, LLC, resulting in a net purchase price of $8.4 million. The Company accounted for the acquisition under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values.  The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill. Management determined the respective fair values of intangible assets utilizing the discounted cash flow method  for agency contracts and the avoided cost method for the licenses and permits.

The aggregate purchase price for the acquisitions was allocated as follows:

Other assets, current and long term	$154
Property and equipment	1,366
Identifiable intangible assets	4,425
Goodwill	2,850
Accounts payable and accrued expenses	(349)
$8,446

4.   Stock-Based Compensation

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

Under SFAS 123(R), entities that used the minimum-value method, as the Company had, to measure compensation cost for stock options under SFAS 123 for financial statement recognition or pro forma disclosure purposes are required to use the prospective method. Under the prospective method, entities continue to account for nonvested awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes. All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R) using the prospective method. Therefore, the Company continues to account for nonvested awards outstanding at the date of adoption in the same manner it accounted for them prior to adoption. The Company uses the Black-Scholes option valuation to determine the fair value of share-based payments granted after October 1, 2005. At March 31, 2006, the Company has one stock-based employee compensation plan. In November 2001, the Board of Directors approved a stock option plan, which provides for the grant to our directors, officers and key employees of options to purchase shares of common stock. Options awarded under the stock option plan are exercisable into shares of common stock. The total number of shares of common stock as to which options may be granted may not exceed 1,292,952 shares of common stock.

Stock-based compensation cost of approximately $15 and $50 is reflected in pre-tax income for the three months ended March 31, 2006 and 2005, respectively, and $40 and $56 is reflected in pre-tax income for the six months ended March 31, 2006 and 2005, respectively. This compensation cost is related to options granted in 2002 and 2004 under the plan that had an exercise price less than the fair value of the underlying common stock on the date of grant. Due to the potential transaction described in Note 8, at the time of the merger, all unvested stock options will become vested in accordance with the change in control provision of the original stock option agreements. No additional compensation will be recognized until the time of the merger.

During the three and six months ended March 31, 2006, the Company recorded $249 and $302 of stock-based compensation expense as a result of the adoption of SFAS 123(R). The following table illustrates the effect on net income if the fair value based method had been applied to the three and six months ended March 31, 2005.

	Three months Ended	Six months Ended
	March 31 2005	March 31, 2005
Net income, as reported	$3,362	$5,616
Add: Stock-based employee compensation included in reported net income, net of related tax effects	29	32
Deduct: Total stock-based employee compensation expense determined under fair value method of all awards, net of related tax effects	(80)	(142)
Net income, pro forma	$3,311	$5,506

The fair value of options granted during the six months ended March 31, 2006 and March 31, 2005 were calculated using the following assumptions:

	Six Months Ended
	March 31 2006	March 31, 2005
Weighted-average exercise price	$22.50	$11.00
Risk-free interest rate	4.4%	4.4%
Expected dividend yield	—	—
Expected life	6.25 years	10 years
Expected volatility	64.9%	—
Weighted-average fair value of options granted	$14.38	$2.65

The risk-free interest rate represents the discount rate of an equivalent bond yield at the date of the option grants. In projecting expected stock price volatility the Company considered historical data of equity instruments of comparable companies. The Company estimated the expected life of stock options using the short-cut method. In calculating the weighted-average fair value of options granted, the Company estimated stock option forfeitures based on historical experience. Expected forfeitures are calculated based on an average forfeiture rate over the past four years of 4.6%. The historical trend of forfeitures is deemed reasonable to use in determining expected forfeitures. Upon adoption of FAS 123R on October 1, 2005, the Company uses the straight line method to recognize expense for options granted.

A summary of the activity under the Company’s stock option plan for the six months ended March 31, 2006 is presented below:

			Weighted Average	Aggregate
	Options	Weighted Average	Remaining Contractual	Intrinsic
	Outstanding	Exercise Price	Term in Years	Value
Outstanding at September 30, 2005	847,000	$ 7.08
Granted	294,500	22.50
Exercised	—	—
Forfeited	(36,250)	7.52
Outstanding at December 31, 2005	1,105,250	$11.18	8.55	$12,515
Excerciable at December 31, 2005	350,563	$ 5.79	7.54	$ 5,860
Options vested or expected to vest at December 31, 2005 (1)	1,062,902	11.11	8.53	$12,102

Outstanding at December 31, 2005	1,105,250	$11.18
Granted	—	—
Exercised	—	—
Forfeited	(8,000)	8.50
Outstanding at March 31, 2006	1,097,250	$11.20	8.30	$26,448
Excerciable at March 31, 2006	363,063	$ 5.83	7.31	$10,701
Options vested or expected to vest at March 31, 2006 (1)	1,063,477	11.11	8.29	$25,724

(1)  In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

As of March 31, 2006, there was $3.7 million of total unrecognized compensation cost related to unvested share-based awards. That cost is expected to be recognized over a period of 3.5 years or in accordance with the change in control provisions of the original stock option agreements.

Included in the options above are 942,000 options which the Company granted prior to October 1, 2005 and therefore, continues to account for these options under APB 25 and are fair-valued using the minimum-value method. Of these options, 139,250 were forfeited resulting in 802,750 options outstanding at March 31, 2006.

5.   Intangible Assets

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

Intangible assets consist of the following as of March 31, 2006:

Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Agency contracts	5—13 years	$100,534	$22,152	$78,382
Non-compete/non-solicit	4—5 years	350	258	92
Relationship with contracted caregivers	3 years	6,184	6,040	144
Trade names	10 years	526	162	364
Trade names	Indefinite life	19,192	—	19,192
Licenses and permits	10 years	8,265	2,364	5,901
Intellectual property models	10 years	550	181	369
		$135,601	$31,157	$104,444

Amortization expense was $2,391 and $2,187 for the three months ended March 31, 2006 and 2005, respectively, and $4,674 and $4,338 for the six months ended March 31, 2006 and 2005, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year ending September 30,
2006	$4,851
2007	9,615
2008	9,299
2009	9,150
2010	9,140
Thereafter	43,197
$85,252

6.   Segment Information

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

7.   Reserves for Self-Insurance and Other Commitments and Contingencies

The Company maintains professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. General and professional liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate. Above these limits the Company carries additional coverage. For workers’ compensation the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional coverage above the retention. The Company purchases both aggregate and specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers any claims in the aggregate that exceed 120% of expected claims liability as well as any individual claims that exceed $250,000. Expected claims liability is determined by an outside consultant broker based on historical claims experience.

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

The Company issued approximately $24.0 million in standby letters of credit as of March 31, 2006 related to the Company’s workers’ compensation insurance coverage. These letters of credit are secured by the senior revolver in the event the letters of credit are drawn upon.

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

8.   Other Significant Events

On March 22, 2006, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with NMH Holdings, LLC (“Purchaser”) and NMH Mergersub, Inc., a wholly-owned subsidiary of Purchaser (“PurchaserSub”). Purchaser is owned by NMH Investments, LLC, the sole member of which is Vestar Capital Partners V, L.P. The Merger Agreement has been approved by the Company’s stockholders and the merger is currently expected to close in June of 2006.

The Merger Agreement contemplates that PurchaserSub will be merged with and into the Company, and each outstanding share of common stock of the Company will be converted into the right to receive cash. At the effective time of the merger, each outstanding option to purchase the Company’s common stock will be converted into the right to receive cash, less the amount of the applicable exercise price.

Consummation of the merger is subject to various customary conditions, including the expiration or termination of the required waiting period under the Hart Scott Rodino Antitrust Improvements Act, the absence of certain legal impediments to the consummation of the merger, the performance in all material respects of the Company’s and Purchaser’s obligations under the Merger Agreement and the representations and warranties being true and correct except as would not reasonably be expected to have a material adverse effect.

Purchaser has obtained equity and debt financing commitments for the transactions contemplated by the Merger Agreement which are subject to customary conditions.

As a result of the planned merger, the principal items relating to the merger that are expected to affect the Company’s financial statements include the following:

•                  The Company expects to refinance its existing Senior Secured Term B Loan and Senior Secured Revolving Credit Facility.

•                  The Company expects to commence a tender offer and consent solitication with respect to the outstanding 9 5/8 % Senior Subordinated Notes due 2012 of the Company’s wholly-owned subsidiary, National Mentor Inc. An offer to purchase and related materials regarding the tender offer and consent solitication will be furnished to the holders at the appropriate time.

•                  Remaining unamortized deferred financing costs of approximately $7.2 million related to the Company’s existing bank debt and 9 5/8% Senior Subordinated Notes are expected to be expensed on an accelerated basis through the date of closing.

•                  The new debt financing in an estimated amount of $515.0 million is expected to be incurred consisting of a new senior secured credit facility as well as a new issue of subordinated notes.

•                  Unvested stock options will become vested at the date of the merger in accordance with the provisions of the stock option agreements. The Company will incur compensation expense related to stock options exercised in connection with the merger. The difference between the fair value of the underlying stock and the related stock option exercise price is estimated at $26.6 million.

•                  Merger related costs of $599 have been incurred as of March 31, 2006. The Company expects to incur additional transaction costs.

9.   Pending Acquisition

The Company entered into a purchase agreement for approximately $21.0 million, excluding earnest provisions, to acquire the assets of a leading provider of cost effective, highly sophisticated sub-acute services for catastrophically ill or injured patients in non-institutional, residential settings. This acquired company specializes in rehabilitative nursing care for adult and pediatric patients who have traumatic brain or spinal cord injuries, pulmonary or neuromuscular disorders or congenital anomalies. The Company expects this acquisition to close in the third quarter.

ITEM 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

Overview

Founded in 1980, we are a leading provider of home and community-based services to individuals with mental retardation and other developmental disabilities, at-risk youth and persons with acquired brain injury. As of March 31, 2006, we provided our services to approximately 21,000 clients in 32 states through approximately 15,500 full-time equivalent employees. Most of our services involve residential support, typically in single-family or small group home settings, designed to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county government agencies, as well as smaller amounts from private-sector insurers, mostly in our acquired brain injury business. For the three and six months ended March 31, 2006, we generated $191.5 million and $375.8 million of net revenues, respectively.

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

Our fiscal year ends September 30. We refer to the fiscal year ended September 20, 2006 as “fiscal 2006”.

On March 22, 2006, National Mentor Holdings, Inc. (the “Company”) entered into an agreement and plan of merger (the “Merger Agreement”) with NMH Holdings, LLC (“Purchaser”) and NMH Mergersub, Inc., a wholly-owned subsidiary of Purchaser. Purchaser is owned by NMH Investments, LLC, the sole member of which is Vestar Capital Partners V, L.P. The Merger Agreement has been approved by the Company’s stockholders and the merger is currently expected to close in June of 2006. A copy of the Merger Agreement is attached as Exhibit 2.1 to this quarterly report on Form 10-Q.

Factors Affecting our Operating Results

Demand for Home and Community-Based Human Services

Our growth in revenues has been directly related to increases in the number of individuals served. This growth has depended largely upon acquisitions and development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts. We also attribute the continued growth in our client base to certain trends that are increasing demand in our industry, including demographic as well as political developments.

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

Political trends can also affect our operations. In particular, budgetary restraints and lobbying from client advocacy groups can influence the overall level of funding and the preferred settings for many of the services we provide. For example, pressure from advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. Furthermore, we believe that successful lobbying by these groups has preserved MR/DD and ARY services, and therefore our revenue base, from significant cutbacks as compared with certain other human services. Historically, many state and county governments have also been direct providers of many of our services, generally in institutions. As a result, our operations often depend not only on the success of our care model, but on governments’ general willingness to outsource these services to for-profit entities such as us, sometimes for the first time.

New Program Starts

We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets or geographical expansion in new markets. Much of our growth in existing markets comes in the form of “cross-selling” new services into existing geographic markets. Depending on the nature of the program and the state or county government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public-sector agency.

Acquisitions

As of March 31, 2006, we have completed 35 acquisitions since 1997, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as “tuck-in” acquisitions. We have pursued strategic acquisitions in markets with significant opportunities. We have also acquired businesses or contracts only insofar as the regulatory environment and our level of expertise would allow us to establish a strong market presence quickly.

Rates and Reimbursement

We derive a majority of our revenues from states, counties or regional government agencies. The payment terms of these contracts vary by jurisdiction and service type, and may be based on flat rates, cost-based reimbursement, per person per diems, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. For the second quarter, we derived approximately 15% of our revenues pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs plus a margin. Insufficient cost levels may require us to return previously received payments after cost reports are filed, although these amounts have historically been insignificant. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

Our government payors fund most of their payments to us through Medicaid waiver programs, under which $1 of state funding is matched by federal funding of between $1 and $4. These federal matching funds programs enhance the long-term stability of our revenues, as they provide a strong incentive for state and counties to preserve existing programs, even in periods of budgetary restraint.

Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems. As of March 31, 2006, our consolidated days sales outstanding was 42.8 days as compared with 44.9 on September 30, 2005.

Labor and Other Costs

Wages and benefits to our employees and per diem payments to our host home caregivers, or Mentors, constitute the most significant operating cost in each of our operations. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Most of our other caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our labor costs are generally influenced by general levels of service and these costs can vary in material respects across regions.

We incur no facilities costs for services provided in the home of a Mentor. Additionally since nearly all of our leased group homes are operated under short-term leases, our ability to reduce these fixed occupancy costs is more flexible than larger institutions. As of March 31, 2006, we owned 420 facilities and one office, and we leased 671 facilities and 249 offices.

Expenses incurred in connection with regulatory compliance, liability insurance and third-party claims totaled less than 1.0% and 0.6% of our cost of revenues for the three months ended March 31, 2006 and 2005, respectively, and less than 1.2% and 0.8% for the six months ended March 31, 2006 and 2005, respectively. We have incurred professional liability claims and insurance expense of $0.9 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively, and $2.2 million and $1.2 million for the six months ended March 31, 2006 and 2005, respectively. We currently self-insure for amounts of up to $1.0 million per claim and $2.0 million in the aggregate. We have additional coverage above these limits.

Results of Operations

The following table sets forth the components of net income as a percentage of net revenues:

	Three Months		Six Months
	Ended March 31		Ended March 31
	2006	2005	2006	2005
Statement of operations data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	76.2%	76.0%	75.8%	75.9%
General and administrative expenses	13.3%	13.5%	13.7%	13.3%
Transaction costs	0.3%	0.0%	0.2%	0.0%
Depreciation and amortization	2.9%	3.1%	2.9%	3.1%
Income from operations	7.2%	7.4%	7.4%	7.7%
Other income (expense)	0.1%	0.0%	0.1%	0.0%
Interest income	0.1%	0.0%	0.1%	0.1%
Interest expense	4.1%	3.9%	4.0%	4.8%
Income before provision for income taxes	3.1%	3.4%	3.4%	2.9%
Provision for income taxes	1.3%	1.5%	1.5%	1.2%
Net income	1.8%	2.0%	2.0%	1.7%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net revenues

Net revenues increased by $20.2 million, or 11.8%, from $171.3 million for the three months ended March 31, 2005 to $191.5 million for the three months ended March 31, 2006. Approximately $10.9 million of the increase is as a result of revenue earned from several acquisitions that closed after March 31, 2005. In addition, approximately $1.1 million of the increase is as a result of revenue earned from new programs started after March 31, 2005. The remaining increase was due to census growth in our existing service lines and a 2.26% rate increase in Minnesota, our largest state, which became effective in the first quarter of fiscal 2006.

Cost of revenues

Cost of revenues increased by $15.7 million, or 12.0%, from $130.3 million for the three months ended March 31, 2005 to $146.0 million for the three months ended March 31, 2006. The majority of the $15.7 million increase is due to increases in labor costs. The increase in labor costs consisted of a $9.9 million increase in direct care wages, a $2.0 million increase in payroll taxes and fringe benefits. The increase in wages is mostly attributable to increases in our workforce to provide services for additional clients served. In addition, there was an increase of $1.9 million in rent and other occupancy expenses due to additional homes leased after March 31, 2005.

General and administrative expenses

General and administrative expenses increased by $2.4 million, or 10.5%, from $23.1 million for the three months ended March 31, 2005 to $25.5 million for the three months ended March 31, 2006. Administrative wages increased $1.1 million due to an increase in the number of employees, salary increases, as well as $0.3 million in stock-based compensation expense, which resulted from the adoption of SFAS 123(R) in fiscal 2006. In addition, during the three months ended March 31, 2006, an analysis of our professional and general liability claims resulted in an increase in our reserve of $0.5 million.

Transaction costs

Transaction costs were $0.6 million in 2006. These costs primarily consist of professional fees paid related to the Company’s pending merger with a subsidiary of Vestar Capital Partners, V, L.P. pursuant to the Merger Agreement.

Interest expense

Interest expense increased $1.1 million from $6.7 million for the three months ended March 31, 2005 to $7.8 million for the three months ended March 31, 2006. This increase was primarily due to approximately $0.7 million in accelerated amortization of deferred financing costs related to the Company’s pending merger and related financing transactions described in Note 8 to the Company’s Unaudited Condensed Consolidated Financial Statements set forth in Part I of this quarterly report on Form 10-Q. Interest expense also increased due to an increase in LIBOR over the prior period.

Provision for income taxes

Provision for income taxes increased $0.1 million from $2.5 million for the three months ended March 31, 2005 to $2.6 million for the three months ended March 31, 2006. The effective tax rate remained consistent, as it only slightly decreased from 43.0% for the three months ended March 31, 2005 to 42.8% for the three months ended March 31, 2006. This decrease in the effective tax rate is due to changes in the legal entity structure of operating subsidiaries.

Six months ended March 31, 2006 compared to six months ended March 31, 2005

Net revenues

Net revenues increased by $35.7 million, or 10.5%, from $340.1 million for the six months ended March 31, 2005 to $375.8 million for the six months ended March 31, 2006. Approximately $16.7 million of the increase is as a result of revenue earned from several acquisitions that closed after March 31, 2005. In addition, approximately $1.9 million of the increase is as a result of revenue earned from new programs started after March 31, 2005. The remaining increase was due to census growth in our existing service lines and a 2.26% rate increase in Minnesota, our largest state, which became effective in the first quarter of fiscal 2006.

Cost of revenues

Cost of revenues increased by $27.0 million, or 10.5%, from $258.0 million for the six months ended March 31, 2005 to $285.0 million for the six months ended March 31, 2006. The majority of the increase is due to a $19.1 million increase in direct care wages, a $1.6 million increase in payroll taxes and fringe benefits, and a $0.6 million increase in payments to Mentors. The increase in wages is mostly attributable to increases in our workforce to provide services for additional clients served. Cost of revenues also increased due to a $3.6 million increase in rent and other occupancy expenses related to more homes leased after March 31, 2005.

General and administrative expenses

General and administrative expenses increased by $6.1 million, or 13.3%, from $45.4 million for the six months ended March 31, 2005 to $51.5 million for the six months ended March 31, 2006. The majority of the increase is due to labor costs. The increase in labor costs consisted of a $2.5 million increase in administrative wages due to an increase in the number of employees, salary increases, as well as $0.3 million in stock-based compensation expense, which resulted from the adoption of SFAS 123(R) in fiscal 2006.  In addition, during the six months ended March 31, 2006, an analysis of our professional and general liability claims resulted in an increase in our reserve of $1.1 million. General and administrative expenses also increased due to an increase of $0.6 million in professional services primarily related to various corporate initiatives including our Sarbanes-Oxley compliance project, as well as information technology projects.

Transaction costs

Transaction costs were $0.6 million in 2006. These costs primarily consist of professional and legal fees paid related to the Company’s pending merger with a subsidiary of Vestar Capital Partners V, L.P. pursuant to the Merger Agreement.

Interest expense

Interest expense decreased $1.4 million from $16.4 million for the six months ended March 31, 2005 to $15.0 million for the six months ended March 31, 2006. The decrease was primarily due to $2.8 million of one-time interest expense charges recorded in the six months ended March 31, 2005, resulting from a charge of $1.3 million related to the acceleration of amortization for deferred financing costs from the prior senior credit facility and $1.5 million related to a pre-payment fee on our prior senior credit facility. This decrease is offset by an increase of approximately $0.7 million recorded in the six months ended March 31, 2006 for the accelerated amortization of deferred financing costs related to the Company’s pending merger and related financing transactions described in Note 8 to the Company’s Unaudited Condensed Consolidated financial statements set forth in Part I of this quaterly report on Form 10-Q.

Provision for income taxes

Provision for income taxes increased $1.3 million from $4.2 million for the six months ended March 31, 2005 to $5.5 million for the six months ended March 31, 2006. Although the effective tax rate decreased from 43.0% for the six months ended March 31, 2005 to 42.4% for the six months ended March 31, 2006, provision for income taxes increased due to higher income before provision for income taxes. This decrease in the effective tax rate is due to changes in the legal entity structure of operating subsidiaries.

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet the aforementioned cash requirements.

Net cash provided by operating activities was $24.4 million and $6.7 million for the six months ended March 31, 2006 and 2005, respectively. Cash provided by operating activities for the six months ended March 31, 2005 included payments associated with the refinancing that occurred on November 4, 2004. Certain deferred compensation plans were terminated and funds were distributed in the amount of $4.3 million in the six months ended March 31, 2005. In addition, in connection with the repayment of the subordinated notes payable in fiscal 2005, accrued interest of $13.5 million was paid. Excluding these items related to the prior year refinancing, net cash provided by operating activities was $24.5 million for the six months ended March 31, 2005. The operating activities for the six months ended March 31, 2006 includes an increase in accrued payroll and related costs primarily due to an increase in the health insurance accrual of $5.3 million. The health insurance accrual increased as we did not prepay health claims into the Voluntary Employee Beneficiary Association (VEBA) at March 31, 2006 as we had done as of September 30, 2005. In addition, operating cash related to accounts receivable decreased in the six months ended March 31, 2006 primarily due to the build up of approximately $4.0 million in accounts receivable related to the AHS Florida acquisition that occurred at the end of January.

Net cash used in investing activities was $14.7 million and $6.1 million for the six months ended March 31, 2006 and 2005, respectively. The primary investing components are cash paid for acquisitions, purchases of property and equipment and cash proceeds from the sale of property and equipment. Cash paid for acquisitions for the six months ended March 31, 2006 of $8.8 million includes the acquisition of four companies engaged in behavioral health and human services. The majority of the $8.8 million is due to the acquisition of AHS Florida for approximately $8.4 million in cash in January 2006. We spent $6.2 million in capital expenditures for both the six months ended March 31, 2006 and 2005. Capital expenditures for both periods are primarily related to building improvements, vehicles and computer equipment.

Net cash used in financing activities for the six months ended March 31, 2006 and 2005 was $9.4 million and $8.1 million, respectively. The activity for the six months ended March 31, 2005 is primarily due to the refinancing transaction on November 4, 2004. In addition to the refinancing activities, we made scheduled debt maturity payments in accordance with our term loan facilities of $1.7 million and $0.9 million for the six months ended March 31, 2006 and 2005, respectively. Also, we paid an additional $5.8 million of our outstanding term B loan in the six months ended March 31, 2006. This amount was calculated in accordance with a provision in the senior credit agreement requiring the prepayment of a portion of the outstanding term loan amount at any year-end equal to one-half of a calculated amount if we generate certain levels of cash flow. We also incurred and paid approximately $0.4 million in costs for the six months ended March 31, 2006 in connection with the exchange offer for the senior subordinated notes and $8.9 million in costs for the six months ended March 31, 2005 primarily related to the refinancing transaction. In addition, for the six months ended March 31, 2006, we paid approximately $1.5 million to repurchase 66,121.91 shares of common stock from a member of our management team who retired on October 1, 2005.

Our principal sources of funds are cash flows from operating activities and available borrowings under the senior credit facilities. We believe that these funds will provide sufficient liquidity and capital resources to meet the near term and future financial obligations, including scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case. The availability under the $80.0 million revolving facility is reduced by outstanding letters of credit totaling approximately $24.0 million. As of March 31, 2006, the availability under this facility was $56.0 million.

Commitments Summary

Information concerning our contractual obligations and commitments follows (in thousands):

Payments Due by Period
Twelve Months Ending March 31

	Total	2007	2008- 2009	2010- 2011	2012 and Thereafter
Long-term debt	$323,522	$6,397	$4,142	$84,314	$228,669
Operating leases	81,615	25,564	31,867	16,770	7,414
Standby letters of credit	23,986	23,986	—	—	—
Total obligations and commitments	$429,123	$55,947	$36,009	$101,084	$236,083

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

Goodwill and Intangible Assets

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we review costs of purchased businesses in excess of net assets acquired (goodwill), and indefinite-lived intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds fair value. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset were less than its carrying value, an impairment loss would be recognized in an amount equal to the difference. Fair values are established using discounted cash flow and comparative market multiple methods. We conduct our annual impairment test on July 1st, and as of the date of the last test, there was no impairment and there have been no indicators of impairment since the date of the test.

Discounted cash flows are based on management’s estimates of our future performance. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and intangible assets. If updated calculations indicate that the fair value of goodwill or any indefinite-lived intangibles is less than the carrying value of the asset, an impairment charge would be recorded in the income statement in the period of the change in estimate.

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

ITEM 3.                    Quantitative and Qualitative Disclosures about Market Risk

Although we are exposed to changes in interest rates as a result of our outstanding variable rate debt, we do not currently utilize any derivative financial instruments related to our interest rate exposure. At March 31, 2006, we had variable rate debt outstanding of $170.5 million compared to $178.0 million outstanding at September 30, 2005. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.50% or Prime plus 1.50%, the revolver, which has an interest rate based on LIBOR plus 3.25% or Prime plus 2.25%, and term loan mortgage, which has an interest rate based on Prime plus 1.50%. An increase in the interest rate by 100 basis points on the debt balance outstanding as of March 31, 2006, would increase interest expense approximately $1.7 million annually.

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

There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter (the quarter ended March 31, 2006) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                    Legal Proceedings

Information regarding legal proceedings is incorporated by reference from Note 7 to the condensed consolidated financial statements set forth in Part I of this quarterly report on Form 10-Q.

ITEM 1A.           Risk Factors

Risks Related to Our Business

Reductions in Medicaid funding or changes in budgetary priorities by the state and county governments that pay for our services could have a material adverse effect on our revenues and profitability.

During the six months ended March 31, 2006, we derived a majority of our revenues from contracts with state and local governments. These government payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal dollars ranging from 50 percent to more than 77 percent of total costs, a number based largely on a state’s per capita income. Our revenues, therefore, are determined by the size of federal, state and local governmental spending for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could cause governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy. Federal, state and local government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced budgetary pressures from time to time and, during these times, some of these states have initiated service reductions, rate freezes and/or rate reductions.

The nature of our operations could subject us to substantial litigation.

We are in the human services business and therefore we have been and continue to be subject to claims alleging we, our Mentors or our employees failed to provide proper care for a client, as well as claims for negligence or intentional misconduct, including personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to pay substantial amounts of money to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, in damages, settlement amounts or penalties arising from these legal proceedings. An award in excess of our third-party insurance limits and self-insurance reserves could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could also irreparably damage our reputation. We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards and bounties to private plaintiffs who successfully bring these suits. Finally, we are also subject to employee related claims including wrongful discharge or discrimination, a violation of equal employment law and novel intentional tort claims.

Many of our contracts with state and county government agencies are subject to audit and modification by the payors.

We derive virtually all of our revenues from state and local government agencies, and a substantial portion of these revenues are state-funded with federal Medicaid matching dollars. As a result of our participation in these government funded programs, we are often subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these government payors may, at their discretion, be entitled to:

•       terminate or modify our existing contracts;

•       suspend or prevent us from receiving new contracts or extending existing contracts because of violations or suspected violations of procurement laws or regulations;

•       impose referral holds on us;

•       impose fines, penalties or other sanctions on us;

•       reduce the amount we are paid under our existing contracts; and/or

•       require us to refund amounts we have previously been paid.

As a result of past reviews and audits of our operations, we have been subject to some of these actions from time to time. While we do not currently believe that any proceedings will have a material adverse effect on our results of operations or significantly harm our reputation, we cannot assure you that similar actions in the future will not do so.

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

We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and county has its own regulations, which can be complicated, and each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations can be cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including: the failure by some of our employees or Mentors to properly care for clients; the failure to submit proper documentation to the government agency, including documentation supporting reimbursements for costs; the failure by our programs to abide by the applicable regulations relating to the provisions of human services; or the failure of our facilities to abide by the applicable building, health and safety codes and ordinances. We have had some of our licenses or certifications temporarily suspended in the past. If we lost our status as a licensed provider of human services in any jurisdiction or any other required certification, we would be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction would be subject to termination. Moreover, such an event could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract terminations. Any of these events could have a material adverse effect on our operations.

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

To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government agencies. These relationships enable us to maintain and renew existing contracts and obtain new contracts and referrals. These relationships also enable us to provide informal input and advice to the government agencies prior to the development of a “request for proposal” or program for privatization of social services and enhance our chances of procuring contracts with these payors. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships and such personnel are generally not subject to non-compete or non-solicit covenants. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts.

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

Approximately 5.5% of our revenues for the six months ended March 31, 2006 were derived from contracts with subsidiaries of Alliance Health and Human Services, Inc. or “Alliance,” an independent not-for-profit organization that has a license or contract from several state or local agencies to provide ARY services.

Historically, some state governments have interpreted federal law to preclude them from receiving federal reimbursement under Title IV-E of the Social Security Act for ARY services provided by organizations other than non-for-profit organizations. However, in 2005 the “Fair Access Foster Care Act of 2005” was signed into law, thereby allowing states to seek reimbursement from the federal government for ARY services provided by proprietary organizations. In some jurisdictions that have interpreted federal law to preclude them from seeking reimbursement for ARY services provided under a contract with a proprietary provider, or in others that prefer to contract with not-for-profit providers, we provide ARY services as a subcontractor of Alliance. We do not control Alliance, and none of our employees or agents has a role in the management of Alliance. Although Edward Murphy, our President and Chief Executive Officer, was an officer and director of Alliance immediately prior to becoming our President in September 2004, Mr. Murphy has no further role in the management of Alliance. Our ARY business could be harmed if Alliance chooses to discontinue all or a portion of its service agreements with us. Our ARY business could also be harmed if the state or local governments that prefer that ARY services be provided by not-for-profit organizations determine that they do not want the service performed indirectly by for-profit companies like us on behalf of not-for-profit organizations. We cannot assure you that our contracts with Alliance will continue, and if these contracts are terminated, it could have a material adverse effect on our business, financial condition and operating results. In addition, our relationship with Alliance could change if state or local governments change their policy regarding the awarding of contracts to non-profit or proprietary providers.

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

For the six months ending March 31, 2006, approximately 18% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

•       we may encounter unanticipated regulatory risk;

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

We are controlled by our principal equityholder, which has the power to take unilateral action and we are currently undergoing a change in control.

Madison Dearborn controls our business affairs and policies. Circumstances may occur in which the interests of Madison Dearborn could be in conflict with the interests of the holders of the 9 5/8% senior subordinated notes due 2012. In addition, Madison Dearborn may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes. See “Item 12. Security Ownership of Principal Shareholders and Management” and “Item 13. Certain Relationships and Related Transactions” in our annual report on Form 10-K for the year ended September 30, 2005. We are currently undergoing a change in control transaction. See also Note 8 to the Company’s Unaudited Condensed Consolidated financial statements set forth in Part I of this quaterly report on Form 10-Q. A failure to consummate this transaction could have a material adverse effect on our financial condition and results of operations.

ITEM 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.       Defaults Upon Senior Securities

None.

ITEM 4.       Submission of Matters to a Vote of Security Holders

Shortly after the execution of the Merger Agreement, dated as of March 22, 2006, by and among National Mentor Holdings, Inc., NMH Holdings, LLC and NHM Mergersub, Inc., a majority of the stockholders of National Mentor Holdings, Inc. adopted a written consent in lieu of a stockholders’ meeting approving the Merger Agreement.

ITEM 5.       Other Information

None.

ITEM 6.       Exhibits

(a) Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 22, 2006, by and among National Mentor Holdings, Inc., a Delaware corporation, NMH Holdings, LLC, a Delaware limited liability company, and NMH Mergersub, Inc., a Delaware corporation.

3.1

Certificate of Incorporation of National MENTOR Holdings, Inc. (the “Company”) (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).

3.2	By-Laws of National MENTOR Holdings, Inc. (incorporated by reference to the Company’s Registration Statement on Form S-4, Registration No. 333-129179, filed on October 21, 2005).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2006.

NATIONAL MENTOR HOLDINGS, INC.

/s/	EDWARD M. MURPHY
By:	Edward M. Murphy
Its:	President and Chief Executive Officer

/s/	JOHN W. GILLESPIE
By:	John W. Gillespie
Its:	Executive Vice President, Chief Financial Officer and Treasurer