Form 10-Q
period 2006-12-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2007-02-14
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 333-138362

NATIONAL MENTOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1757086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
313 Congress Street, 5th Floor Boston, Massachusetts 02210	(617) 790-4800
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

As of February 14, 2007, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of December 31, 2006 (Successor) and September 30, 2006 (Successor)	3
	Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 (Successor) and the three months ended December 31, 2005 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2006 (Successor) and the three months ended December 31, 2005 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39

PART I.                   FINANCIAL INFORMATION

Item 1.                        Financial Statements

National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	Successor	Successor
	December 31	September 30
	2006	2006
Assets
Current assets
Cash and cash equivalents	$10,687	$29,015
Accounts receivable, net	112,744	98,791
Deferred tax assets, net	5,505	5,843
Prepaid expenses and other current assets	12,139	22,313
Total current assets	141,075	155,962
Property and equipment, net	131,954	134,008
Intangible assets, net	513,425	505,060
Goodwill	188,011	184,375
Other assets	21,363	21,260
Total assets	$995,828	$1,000,665
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$16,550	$21,169
Accrued payroll and related costs	45,627	48,432
Other accrued liabilities	30,693	26,798
Obligations under capital lease, current	377	393
Current portion of long-term debt	3,747	3,747
Total current liabilities	96,994	100,539
Other long-term liabilities	3,774	3,548
Deferred tax liabilities, net	129,844	130,709
Obligations under capital lease, less current portion	274	383
Long-term debt, less current portion	515,681	516,618
Total liabilities	746,567	751,797
Shareholders’ equity
Common stock	—	—
Additional paid-in-capital	253,627	253,627
Other comprehensive loss, net of tax	(847)	(1,095)
Accumulated deficit	(3,519)	(3,664)
Total shareholders’ equity	249,261	248,868
Total liabilities and shareholders’ equity	$995,828	$1,000,665

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Net revenues	$220,313	$184,341
Cost of revenues	166,089	139,114
Gross profit	54,224	45,227
Operating expenses:
General and administrative	28,874	25,918
Depreciation and amortization	12,318	5,446
Total operating expenses	41,192	31,364
Income from operations	13,032	13,863
Other income (expense):
Management fee of related party	(224)	(63)
Other income (expense), net	15	(4)
Interest income	231	234
Interest expense	(12,846)	(7,110)
Income before provision for income taxes	208	6,920
Provision for income taxes	63	2,907
Net income	$145	$4,013

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Operating activities
Net income	$145	$4,013
Adjustments to reconcile net income to cash provided by operating activities:
Accounts receivable allowances	1,487	1,508
Depreciation and amortization of property and equipment	4,585	3,164
Amortization of other intangible assets	7,733	2,282
Amortization of deferred debt financing costs	772	336
Amortization of excess tax goodwill	—	142
Stock based compensation	—	78
Loss on disposal of property and equipment	70	12
Changes in operating assets and liabilities:
Accounts receivable	(11,165)	(6,496)
Other assets	10,089	(1,069)
Accounts payable	(4,653)	2,339
Accrued payroll and related costs	(3,506)	3,552
Other accrued liabilities	3,328	(1,239)
Deferred taxes	(527)	327
Other long-term liabilities	226	(99)
Net cash provided by operating activities	8,584	8,850
Investing activities
Cash paid for acquisitions, net of cash received	(22,556)	(350)
Purchases of property and equipment	(2,733)	(2,945)
Cash proceeds from sale of property and equipment	130	308
Net cash used in investing activities	(25,159)	(2,987)
Financing activities
Repayments of long-term debt	(937)	(6,956)
Repayments of capital lease obligations	(125)	—
Purchase and retirement of common stock	—	(1,488)
Payments of deferred financing costs	(691)	(409)
Net cash used in financing activities	(1,753)	(8,853)
Net decrease in cash and cash equivalents	(18,328)	(2,990)
Cash and cash equivalents at beginning of period	29,015	29,307
Cash and cash equivalents at end of period	$10,687	$26,317

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
December 31, 2006
(Unaudited)

1.                 Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the ‘‘Company’’), is a national provider of home and community-based services to (i) individuals with mental retardation and/or developmental disabilities (‘‘MR/DD’’); (ii) at-risk children and youth with emotional, behavioral or medically complex needs and their families (‘‘ARY’’); and (iii) persons with acquired brain injury (‘‘ABI’’). Since the Company’s founding in 1980, the Company has grown to provide services to approximately 23,600 clients in 35 states. The Company designs customized service plans to meet the unique needs of its clients in home and community based settings. Most of the Company’s services involve residential support, typically in small group home or host home settings, designed to improve the Company’s clients’ quality of life and to promote client independence and participation in community life. Services that the Company provides include day programs, vocational services, case management, early intervention, post-acute treatment and neurorehabilitation services, among others. The Company’s customized services offer the Company’s clients, as well as the payors for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the period from June 30, 2006 through September 30, 2006 and the period from October 1, 2005 through June 29, 2006, which are on file with the SEC. Operating results for the three months ended December 31, 2006 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The term ‘‘successor’’ refers to the Company following the acquisition and related transactions on June 29, 2006, described below, and the term ‘‘predecessor’’ refers to the Company prior to these transactions.

Acquisition and Related Transactions

On June 29, 2006, pursuant to the terms of a merger agreement (the ‘‘Merger Agreement’’), dated as of March 22, 2006, among the Company, NMH Holdings, LLC (‘‘Parent’’) and NMH MergerSub, Inc. (‘‘MergerSub’’), MergerSub merged with and into the Company, with the Company being the surviving corporation (the ‘‘Merger’’). As a result of the Merger, Vestar Capital Partners V, L.P. (‘‘Vestar’’), an affiliate of Vestar and certain management investors, through Parent and NMH Investment, LLC (‘‘NMH Investment’’), the parent company of Parent, own the Company. The equity structure of NMH Investment has not been pushed-down into the financial statements of the Company. The Merger and related financing transacations are referred to together as the ‘‘Transactions.’’

The Merger was accounted for under the purchase method of accounting in accordance with Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. The Company is in the process of completing valuations of certain real estate assets; thus, the allocation of the purchase price to the Company’s assets is subject to adjustment. The Company has accounted for the Merger in accordance with Staff Accounting Bulletin No. 54, Push Down Accounting (SAB 54), where the parent has “pushed down” the purchase price in revaluing the assets and liabilities of the Company.

Pursuant to the Merger, each outstanding share of common stock of the Company was converted into the right to receive cash, and each outstanding share of common stock of MergerSub was converted into one share of common stock of the Company. Vested options to purchase common stock of the Company outstanding at the time of the Merger were converted into the right to receive cash less the exercise price of such option. Certain members of the Company’s management team and employees agreed to exchange certain of their equity interests in the Company into Class A common units and preferred units of NMH Investment. In addition, certain management investors are participating in the equity of NMH Investment through purchases of additional common and preferred units of NMH Investment. Vestar, an affiliate of Vestar and the management investors, invested approximately $253.6 million in units of NMH Investment.

Parent owns all of the issued and outstanding common stock of the Company. Vestar and its affiliate own approximately 92% of the voting units in NMH Investment, which in turn, owns Parent. The remaining voting units in NMH Investment are owned by the management investors.

If a management investor’s employment with the Company terminates under certain circumstances, the investor has the right to sell to NMH Investment and NMH Investment shall be required to repurchase the units from the investor. Under these, and other, circumstances, the Company may issue a dividend to NMH Investment subject to limitations in the Credit Agreement.

The following financing transactions occurred in connection with the closing of the Merger:

•       a cash investment made by Vestar and its affiliate totaling $242.0 million in preferred and common units of NMH Investment;

•       an investment in preferred and common units of NMH Investment by the management investors of approximately $11.6 million, primarily in the form of a rollover of their existing equity interests in the Company;

•       borrowings by the Company under its senior secured credit facilities, consisting of a $335.0 million seven-year senior secured term loan facility, a $125.0 million six-year senior secured revolving credit facility, and a $20.0 million seven-year senior secured synthetic letter of credit facility. At the closing of the Merger, the Company borrowed $335.0 million under the senior secured term loan facility and utilized the entire $20.0 million synthetic letter of credit facility. The Company did not borrow under the senior secured revolving credit facility at the completion of the Transactions;

•       the issuance of $180.0 million in 11 1/4% Senior Subordinated Notes due 2014.

The aggregate purchase price paid in connection with the closing of the Merger has been initially allocated as follows:

Cash	$14,147
Accounts receivable	99,356
Other assets, current and long-term	24,245
Property and equipment	132,550
Identifiable intangible assets	512,662
Goodwill	178,957
Accounts payable and accrued expenses	(81,302)
Debt	(6,310)
Deferred tax liabilities, net	(128,035)
Long-term liabilities	(3,490)
$742,780

In connection with the closing of the Transactions, National Mentor, Inc. completed a tender offer and consent solicitation to purchase its outstanding 9 5/8% senior subordinated notes due 2012 (the ‘‘old notes’’) and to amend the related indenture and the old notes to eliminate substantially all of the restrictive covenants and certain events of default and to modify certain other provisions of the indenture and the old notes. The predecessor Company recorded, as interest expense, $22.5 million related to the premium and related expenses to be paid in connection with the tender offer for the old notes.

At the closing date of the Merger, the Company terminated all commitments under the previous senior secured revolving credit facility, repaid all outstanding borrowings, totaling $164.9 million at the closing date of the Merger, under the previous senior secured credit facility and paid any accrued and unpaid interest thereon.

Upon entering into the Merger Agreement in March 2006, remaining unamortized deferred financing costs of approximately $8.0 million related to the Company’s previous senior secured credit facility and old notes were expensed over a shortened amortization period through the closing date of the Merger.

In addition, all unvested stock options became vested in accordance with the change in control provisions of the original stock option agreements. All stock options outstanding at the time of the Merger were cancelled, and holders of the options received an amount equal to the excess of the fair market value over the exercise price per share. The predecessor Company expensed $26.9 million, which is the difference between the fair value of the underlying stock and the related stock option exercise price.

In addition, Merger related costs incurred by the Company of $9.1 million, primarily consisting of professional fees, were expensed prior to the Transactions.

In connection with the Transactions, NMH Investment adopted a new equity-based plan. No awards were granted under the plan at December 31, 2006.

2.                 Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position, results of operations and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material effect on the Company’s financial statements.

3.                 Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130), requires classfying items of other comprehensive income (loss) by their nature in a financial statement and displaying the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company’s other comprehensive loss includes the unrealized gain on derivatives designated as cash flow hedges:

	Successor	Predecessor
	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005
Net income	$145	$4,013
Changes in gains on derivatives, net	248	—
Comprehensive income	$393	$4,013

4.                 Long-term Debt

In connection with the Transactions, the Company terminated all commitments under the previous senior secured revolving credit facility and repaid all outstanding borrowings under the previous senior credit facility and paid any accrued and unpaid interest. The new senior credit facility consists of a $335.0 million seven-year senior secured term loan facility, a $125.0 million six-year senior secured revolving credit facility and a $20.0 million seven-year senior secured synthetic letter of credit facility. At the closing of the Transactions, the Company borrowed $335.0 million under the senior secured term loan facility, utilized the entire $20.0 million synthetic letter of credit facility, and issued $180.0 million in senior subordinated notes. As of December 31, 2006, the Company had not borrowed under the senior secured revolving credit facility.

Also in connection with the closing of the Transactions, National Mentor, Inc. completed a tender offer and consent solicitation to purchase the old senior subordinated notes due 2012 and to amend the related indenture and the old notes to eliminate substantially all of the restrictive covenants and certain events of default and to modify certain other provisions of the indenture and the old notes. As of December 31, 2006, there is $750,000 of the old notes outstanding.

The Company’s long-term debt consists of the following:

	Successor	Successor
	December 31 2006	September 30 2006
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013; variable interest rate (7.87% and 7.78% at December 31, 2006 and September 30, 2006, respectively)	$333,325	$334,163
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments beginning January 1, 2007 (interest rate of 11 1/4%)	180,000	180,000
Senior subordinated notes, due November 4, 2012; semi-annual cash interest payments beginning June 1, 2005 (interest rate of 9 5/8%)	750	750
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (9.75% at December 31, 2006 and September 30, 2006)	5,353	5,452
	519,428	520,365
Less current portion	3,747	3,747
Long-term debt	$515,681	$516,618

Any amounts outstanding under the senior revolver are due June 29, 2012. The $335.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end, beginning with the year ended September 30, 2007, equal to an amount ranging from 0-50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow.

The interest rate on the term B loan is equal to LIBOR plus 2.50% or Prime plus 1.50%. The interest rate on the term B loan outstanding at December 31, 2006 is based on LIBOR plus 2.50%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 2.50% or Prime plus 1.50%, subject to reduction depending on the Company’s leverage ratio. Cash paid for interest amounted to approximately $6.2 million and $10.4 million for the three months ended December 31, 2006 and December 31, 2005, respectively.

The Company has, from time to time, used interest rate swap agreements to convert a portion of its variable rate debt to fixed rate debt. The Company has entered into interest rate swap agreements whereby the Company is fixing the interest rate on approximately $221.2 million of its $335.0 million term B loan to reduce the interest rate exposure, effective as of August 31, 2006. The rate and term of the interest rate swaps is 5.32% and four years, respectively. The amount of the term B loan subject to the interest rate swap agreements will reduce to $85.7 million by the end of the four year term. The swap is a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and it is accounted for pursuant thereto. The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreements ceased at December 31, 2006, was $1.4 million, or $0.8 million after taxes. The fair value of these agreements was determined with the assistance of independent commercial bankers and represents the fair value based on pricing models and independent formulas using current assumptions.

Since the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship does not qualify for the use of the shortcut method. Therefore, the effectiveness of the hedge relationships is being assessed on a quarterly basis during the life of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire change in fair market value is recorded in the shareholders’ equity net of tax as other comprehensive loss of $0.8 million at December 31, 2006.

The senior credit facility agreement and the bond indenture contain both affirmative and negative financial and non-financial covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain financial ratios. At December 31, 2006, the Company is in compliance with all covenants.

The priority with regard to the right of payment on the Company’s debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company’s long-term debt. The senior credit facilities are secured by substantially all of the assets of the Company.

The Company incurred deferred financing costs of approximately $20.2 million as of December 31, 2006, related to the refinancing in June 2006. The balance sheet included $3.0 million in other current assets and $16.4 million as an other long-term asset primarily related to the refinancing, as well as the mortgage facility. As of September 30, 2006, the balance sheet included deferred financing costs of $3.2 million in other current assets and $16.5 million as an other long-term asset. The Company charged approximately $0.8 million and $0.3 million to interest expense during the three months ended December 31, 2006 and December 31, 2005, respectively, related to the amortization of deferred financing costs

5.                 Acquisitions

The Company paid for the assets of two companies engaged in behavioral health and human services at the end of fiscal 2006 and took ownership of those assets on October 1, 2006. The Company acquired the assets of Mosaic for approximately $0.5 million. Mosaic is based in California and operates residential services, including host homes, and day services for individuals with developmental disabilities. In addition, the Company acquired the assets of Behavioral Healthcare of the Carolinas, LLC. (“BHC”) for approximately $4.9 million. Based in North Carolina, BHC is a proprietary company that provides mental health counseling, early intervention and after-school programs to children and families in a variety of settings. The cash paid for the two acquisitions was recorded in goodwill as of September 30, 2006 and a full allocation of the purchase price was completed in the first quarter of fiscal 2007.

The aggregate purchase price for the Mosaic and BHC acquisitions was allocated as follows:

Other assets, current and long-term	$37
Identifiable intangible assets	2,822
Goodwill	2,534
$5,393

During the three months ended December 31, 2006, the Company acquired three companies engaged in behavioral health and human services. On November 1, 2006, the Company acquired the assets of Community Connections Services, LLC for approximately $0.1 million. Community Connections Services is based in Sandy, Utah and provides therapeutic foster care services to at-risk youth. On December 1, 2006, the Company acquired the assets of Therapeutic Programs, Inc. (“TPI”) for approximately $9.1 million, subject to increase based on earnout provisions. TPI is a proprietary therapeutic foster care company headquartered in Montgomery, Alabama and operates a small family-based services program in Jefferson County. Also on December 1, 2006, the Company acquired the stock of Rockland Child Development Services, Inc. (“RCDS”) for approximately $13.1 million, subject to increase based on earnout provisions. RCDS is an early intervention company located in southern New York, that provides multilingual home-based developmental evaluation and clinical services to infants and toddlers with, or at-risk for, developmental delays, and children in the Committee on Preschool Education program. Established in 1999, RCDS provides services in Rockland and Orange Counties and the City of New York.

The operating results of the acquired entites are included in the consolidated statements of operations from the dates of acquisition. The Company accounted for the acquisitions under the purchase method of accounting in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets on a preliminary basis, with the residual being allocated to goodwill. The Company may make adjustments to the allocation to identified intangible assets upon completion of valuation models, including the discounted cash flow method and the avoided cost method.

The aggregate purchase price for Community Connection Services, TPI and RCDS was preliminarily allocated as follows:

Accounts receivable, net	$4,275
Other assets, current and long-term	62
Identifiable intangible assets	13,275
Goodwill	5,475
Accounts payable and accrued expenses	(735)
$22,352

6.                 Stock-Based Compensation

Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the prospective method. Therefore, the Company accounted for nonvested awards outstanding at the date of adoption in the same manner it accounted for them prior to adoption under the provisions of APB No. 25, Accounting for Stock Issued to Employees (APB 25). The Company used the Black-Scholes option valuation model to determine the fair value of share-based payments granted after October 1, 2005. Prior to the Transactions, the predecessor Company had a stock option plan that provided for the grant to directors, officers and key employees of options to purchase shares of common stock. Options typically had a vesting term of four years and expired ten years from date of grant. The total number of shares of common stock as to which options were granted could not exceed 1,292,952 shares of common stock. As a result of adopting SFAS 123(R), for the three months ended December 31, 2005, the predecessor Company recorded $53 of stock-based compensation expense included in general and administrative expense in the statement of operations. The successor Company has not incurred stock-based compensation expense because no such awards had been granted or earned.

At the time of the Merger, all unvested stock options became vested in accordance with the change in control provision of the original stock option agreements. According to the Merger Agreement, all stock options outstanding at the time of the Merger were cancelled, and holders of vested options received cash payment in the amount equal to the excess of the fair market value over the exercise price per share.

The fair value of options granted during the the three months ended December 31, 2005 were calculated using the following assumptions:

Three months ended December 31, 2005
Weighted-average exercise price	$22.50
Risk-free interest rate	4.39%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	64.9%
Weighted-average fair value of options granted	$13.72

A summary of the activity under the Company’s stock option plan for the predecessor period is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2005	847,000	$7.08
Granted	294,500	22.50
Exercised	—	—
Forfeited	(36,250)	7.52
Outstanding at December 31, 2005	1,105,250	$11.18	8.55	$12,515
Granted	—	—
Exercised	—	—
Forfeited	(8,000)	8.50
Outstanding at March 31, 2006	1,097,250	$11.20	8.30	$26,448
Granted	—	—
Exercised	—	—
Cancelled*	(1,081,750)	11.23
Forfeited	(15,500)	8.81
Outstanding at June 29, 2006	—	—	—	$—
Exercisable at June 29, 2006	—	—	—	—
Options vested at June 29, 2006	—	—	—	—

*                    Options were settled for cash on June 29, 2006 in connection with the Merger.

7.                 Intangible Assets

Identifiable intangible assets resulting from the Company’s acquisition of certain businesses accounted for under the purchase method include agency contracts, trade names, noncompete/nonsolicit clauses, an intellectual property model, licenses and permits and relationships with contracted caregivers. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Certain trade names are classified as indefinite-lived intangible assets due to the length of time the trade names have been in existence and the planned use of the trade names for the foreseeable future.

Intangible assets consist of the following:

		Successor			Successor
		December 31, 2006			September 30, 2006
Description	Estimated Useful Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net	Gross Carrying Value	Accumulated Amortization	Intangible Assets, net
Agency contracts	7-18 years	$426,411	$12,689	$413,722	$413,200	$6,297	$406,903
Non-compete/non-solicit	4-5 years	282	27	255	262	10	252
Relationship with contracted caregivers	10 years	10,446	517	9,929	10,300	258	10,042
Trade names	9-11 years	4,568	170	4,398	3,100	77	3,023
Trade names	Indefinite life	47,700	—	47,700	47,700	—	47,700
Licenses and permits	10 years	38,740	1,891	36,849	37,500	938	36,562
Intellectual property models	7 years	615	43	572	600	22	578
		$528,762	$15,337	$513,425	$512,662	$7,602	$505,060

Amortization expense was $7.7 million and $2.3 million for the three months ended December 31, 2006 and December 31, 2005, respectively.

8.                 Segment Information

The Company provides home and community-based human services for individuals with mental retardation and other developmental disabilities, at-risk youth and their families and persons with acquired brain injury. The Company operates its business in three operating divisions: an Eastern Division, a Central Division and a Western Division. For the reasons discussed below, the Company’s operating divisions are aggregated to represent one reportable segment, human services, under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s one reportable segment. The aggregate of the Company’s Eastern, Central and Western operating divisions meets the definition of a segment in SFAS 131 as each of the three divisions engages in business activities that earn similar type revenues and incur expenses, its operating results are regularly reviewed by management (comprising the Company’s chief operating decision-maker) to assess its performance and make decisions about resources to be allocated to the respective divisions; discrete financial information is available in the form of detailed statements of operations for each division. The Company’s three service lines, which comprise mental retardation and other developmental disabilities, at-risk youth and persons with acquired brain injury do not represent operating segments under SFAS 131 as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Discrete financial information is not available by service line at the level necessary for management to assess performance or make resource allocation decisions.

The Company’s Eastern, Central and Western operating divisions are combined into one reportable segment in accordance with the criteria outlined in SFAS 131. The aggregation of the three operating divisions is consistent with the objective and basic principles of SFAS 131 in that it provides the users of the financial statements with the same information that management uses to internally evaluate and manage the business. Each of the Company’s operating divisions provides the same types of services discussed above to similar customer groups, principally individuals. All of the operating divisions have similar economic characteristics, such as similar long-term gross margins. All of the operating divisions follow the same operating procedures and methods in managing their operations, as services are provided in a similar manner. In addition, each operating division operates in a similar regulatory environment, as each operating division has common objectives and regulatory and supervisory responsibilities (e.g., licensing, certification, program standards, regulatory requirements).

9.                 Accruals for Self-Insurance and Other Commitments and Contingencies

The Company maintains professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. General and professional liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate. In connection with the Merger, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre- Merger periods. For workers’ compensation, the Company has a $350 per claim retention with statutory limits. Automobile liability has a $100 per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers any individual claims that exceed $250.

Beginning November 1, 2005, the Company’s self-insured portion of professional and general liability claims was transferred into the Company’s wholly-owned subsidiary captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

The Company issued approximately $22.1 million in standby letters of credit as of December 31, 2006 related to the Company’s workers’ compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility and $2.1 million of the senior secured revolving credit facility.

The Company is in the human services business and therefore has been and reasonably expects it will continue to be subject to claims alleging that the Company, its independently contracted host home caregivers (‘‘Mentors’’), or its employees failed to provide proper care for a client, as well as claims by the Company’s clients, Mentors, employees or community members against the Company for negligence or intentional misconduct. Included in the Company’s recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company’s programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While the Company believes the provision for contingencies is adequate, the outcome of the legal and other such proceedings is difficult to predict and the Company may settle claims or be subject to judgments for amounts that differ from the Company’s estimates.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document. This discussion contains forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the ‘‘Risk factors’’ and ‘‘Forward-looking statements’’ sections of this document.

Overview

Founded in 1980, we are a leading provider of home and community-based human services to individuals with mental retardation and other developmental disabilities, at-risk youth and their families, and persons with acquired brain injury. As of December 31, 2006, we provided our services to approximately 23,600 clients in 35 states through approximately 15,500 full-time equivalent employees. Most of our services involve residential support, typically in small group home, ICFs-MR or host home settings, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private-sector payors, mostly in our acquired brain injury business.

The largest part of our business is the delivery of services to individuals with mental retardation or a developmental disability. Our MR/DD programs include residential support, day habilitation, vocational services, case management, home healthcare, personal care and early intervention. We also provide a variety of services to children with severe emotional, developmental, medical and behavioral challenges, as well as youth involved in the juvenile justice system, all of whom we refer to as at-risk youth, and to their families. Our ARY services include therapeutic foster care, independent living, family reunification, family preservation, alternative schools and adoption services. We also provide a range of post-acute treatment and care services to individuals with acquired brain injury. Our ABI services range from post acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient or day treatment and pre-vocational services.

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

The Merger was accounted for under the purchase method of accounting in accordance with SFAS 141. Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. We are in the process of completing valuations of certain real estate assets; thus the allocation of the purchase price to our assets is subject to adjustment. We have accounted for the Merger in accordance with SAB 54, whereby the parent has ‘‘pushed down’’ the purchase price in revaluing the assets and liabilities of the Company.

Factors affecting our operating results

Demand for home and community-based human services

Our growth in revenues has been directly related to increases in the number of individuals served. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, and upon acquisitions. We also attribute the continued growth in our client base to certain trends that are increasing demand in our industry, including demographic, medical and political developments.

Demographic trends have a particular impact on our MR/DD business. Increases in the life expectancy of MR/DD individuals, we believe, have resulted in steady increases in the demand for MR/ DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the MR/DD population in need of services and, therefore, the amount of residential and non-residential MR/DD programs offered by governments in our markets. Similarly, our ARY service line has been driven by favorable demographics. In addition, our ABI service line has been positively affected by increased life expectancy resulting from faster emergency response and improved medical techniques that have resulted in more people surviving an ABI.

Political trends can also affect our operations. In particular, budgetary changes can influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY service line has been positively affected by the trend toward privatization of services. Furthermore, we believe that successful lobbying by these groups has preserved MR/DD and ARY services, and therefore our revenue base, from significant cutbacks as compared with certain other human services. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of ABI.

Expansion

We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets or geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18 months. If a new program start does not become profitable during such period, we may terminate that new program start. During the 12 months ended December 31, 2006, losses on new program starts for programs started within the last 18 months that generated operating losses were $2.7 million.

Much of our growth in existing markets comes in the form of ‘‘cross-selling’’ new services. Depending on the nature of the program and the state or county government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.

Acquisitions

As of December 31, 2006, we have completed 42 acquisitions since 1997, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as ‘‘tuck-in’’ acquisitions. We have pursued strategic acquisitions in markets with significant opportunities. The following discussion summarizes some of our most significant acquisitions since the beginning of fiscal 2006.

On January 31, 2006, we acquired certain assets in Florida of American Habilitation Services, Inc. (‘‘AHS Florida’’) for approximately $8.5 million. AHS Florida provides residential group home, day program and ICF-MR services to individuals with developmental disabilities. On May 31, 2006, we acquired substantially all the assets of CareMeridian for approximately $21.4 million, subject to increase based on earnout provisions. CareMeridian is a provider of after-hospital services for catastrophically ill or injured patients in non-institutional, residential settings. On September 29, 2006, we paid $4.9 million for the assets of BHC. BHC is a proprietary company that provides periodic mental health services to children and families in a variety of settings. On December 1, 2006, we acquired the assets of TPI for approximately $9.1 million, subject to increase based on earnout provisions. TPI is a proprietary therapeutic foster care company headquartered in Montgomery, Alabama and operates a small family based services program in Jefferson County. Also, on December 1, 2006, we acquired the stock of RCDS for approximately $13.1 million, subject to increase based on earnout provisions. RCDS is an early intervention company located in Suffern, New York, that provides multilingual home-based developmental evaluation and clinical services to infants and toddlers with, or at-risk for, developmental delays, and children in the Committee on Preschool Education program. Our financial statements reflect operating results for each of the acquired businesses from the date of acquisition.

Net revenues

Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the three months ended December 31, 2006, we derived approximately 95% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. In general, the rates we have received for our services have remained relatively constant since October 1, 2003 (other than pursuant to cost-based reimbursement contracts). We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. During the three months ended December 31, 2006, we derived approximately 17% of our revenues pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs plus a margin. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems. As of December 31, 2006, our consolidated days sales outstanding was 48.1 days as compared with 44.7 days as of September 30, 2006.

Expenses

Expenses directly related to providing services are classified as cost of revenues. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to our Mentors, residential occupancy expenses, which primarily comprise rent and utilities related to facilities providing direct care, certain client expenses such as food and medicine and transportation costs for clients requiring services. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy and insurance costs, as well as professional expenses such as consulting and external auditing. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.

Wages and benefits to our employees and per diem payments to our Mentors, constitute the most significant operating cost in each of our operations. Most of our employee caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Our labor costs are generally influenced by levels of service and these costs can vary in material respects across regions.

As of December 31, 2006, we owned 418 facilities and one office, and we leased 757 facilities and 284 offices. Many of our leased group homes are operated under leases with terms of less than two years. We incur no facilities costs for services provided in the home of a Mentor.

Expenses incurred in connection with third-party claims for professional and general liability totaled approximately 0.3% and 0.7% of our net revenues for the three months ended December 31, 2006 and December 31, 2005, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $0.7 million and $1.3 million for the three months ended December 31, 2006 and December 31, 2005, respectively. We currently self-insure professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage.

Our costs of revenues as a percentage of revenues for our different services may vary, with our ABI services, generally, having the highest margin (or lowest costs as a percentage of revenues). Cost of revenues and general and administrative expenses as a percentage of net revenues have remained relatively consistent over fiscal 2005, fiscal 2006 and the three months ended December 31, 2006. We believe that although we have received only limited increases in rates in the aggregate during these periods and certain of our expenses have increased, we have been able to maintain these percentages by, among other things, modifying our overhead cost and controlling our labor, benefits and general and professional liability expenses. Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses.

Results of Operations

The following table sets forth the components of net income as a percentage of net revenues:

	Successor	Predecessor
	Three Months Ended December 31, 2006	Three Months Ended December 31 2005
Statement of operations data:
Net revenues	100.0%	100.0%
Cost of revenues	75.4%	75.5%
Gross profit	24.6%	24.5%
General and administrative	13.1%	14.1%
Depreciation and amortization	5.9%	3.0%
Income from operations	5.6%	7.5%
Management fee of related party	(0.1)%	0.0%
Other income (expense), net	0.0%	0.0%
Interest income	0.1%	0.1%
Interest expense	(5.8)%	(3.9)%
Income before provision for income taxes	0.1%	3.8%
Provision for income taxes	0.0%	1.6%
Net income	0.1%	2.2%

Three months ended December 31, 2006 compared to three months ended December 31, 2005

Net revenues

Net revenues for the three months ended December 31, 2006 increased by $36.0 million or 19.5% from the three months ended December 31, 2005. Approximately $23.8 million of the $36.0 million increase relates to acquisitions that closed during fiscal 2006 and the first quarter of fiscal 2007. Excluding the revenue growth from acquisitions noted above, revenues increased $12.2 million or 6.6% from the three months ended December 31, 2005. Approximately $9.4 million of this increase was due to census and rate increases in our existing programs. The remaining increase of $2.8 million was due to revenues derived from new programs that began operations during fiscal 2006 and the first quarter of fiscal 2007.

Cost of revenues

Cost of revenues for the three months ended December 31, 2006 increased by $27.0 million or 19.4% to $166.1 million. As a percentage of net revenues, cost of revenues has remained essentially constant at 75.5% and 75.4% for the three months ended December 31, 2005 and 2006, respectively. The increase in cost of revenues for the three months ended December 31, 2006 is consistent with the ratio of growth of the business.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2006 increased by $3.0 million or 11.4% to $28.9 million. This represents a 1.0% decrease as a percentage of net revenues from 14.1% for the three months ended December 31, 2005 to 13.1% for the three months ended December 31, 2006. Some 0.4% of the 1.0% decrease is attributable to a decrease in professional and general liability insurance from the first quarter of fiscal 2006 to the first quarter of fiscal 2007.  Indirect labor costs decreased 0.2% as a percentage of net revenues from 6.4% for the first quarter of fiscal 2006 to 6.2% for the first quarter of fiscal 2007.

Depreciation and amortization

Depreciation and amortization for the three months ended December 31, 2006 increased by $6.9 million or 126.2% from the three months ended December 31, 2005 to $12.3 million. The increase in depreciation and amortization reflects the increase in the cost basis of the fixed assets and intangible assets related to the Transactions. Pursuant to SFAS 141, the fixed assets and intangible assets were revalued as of the first day of the successor period, June 30, 2006, and the increased value is being depreciated and amortized over the useful lives of the assets.

Interest expense

Interest expense for the three months ended December 31, 2006 increased by $5.7 million or 80.7% from the three months ended December 31, 2005 to $12.8 million. The increase in interest expense is the result of the credit facility and senior subordinated notes issued in June 2006. The amount of debt increased by $200.9 million and the weighted average interest rate increased by 0.3% as a result of the Transactions.

Provision for income taxes

The provision for income taxes for the three months ended December 31, 2006 was $0.06 million, which represents a 30.3% effective tax rate. The provision for income taxes for the three months ended December 31, 2005 was $2.9 million, which represents a 42.0% effective tax rate. The effective tax rate decreased in the first quarter of fiscal 2007 from the first quarter of fiscal 2006 as a result of the Company’s inability to offset losses in non-unitary states.

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements.

Cash flows from operations were $8.6 million for the three months ended December 31, 2006. Our days sales outstanding increased approximately three days from 44.7 days at September 30, 2006 to 48.1 days at December 31, 2006. The first quarter of fiscal 2007 also included a $2.7 million increase in accounts receivable related to the acquisition of BHC as well as a decrease in other assets of $9.5 million primarily due to the receipt of the income tax refund related to prior fiscal years.

Net cash used in investing activities, primarily including cash paid for acquisitions and purchases of property and equipment, was $25.2 million for the three months ended December 31, 2006. Cash paid for acquisitions for the three months ended December 31, 2006 was $22.6 million reflecting the purchase price for three acquisitions during the first quarter of fiscal 2007. This includes the purchase of TPI for approximately $9.1 million and the purchase of RCDS for approximately $13.1 million. Cash paid for property and equipment for the three months ended December 31, 2006 was $2.7 million or 1.2% of net revenues compared to $2.9 million or 1.6% of net revenues for the three months ended December 31, 2005.

Net cash used in financing activities for the three months ended December 31, 2006 was $1.8 million, including the repayment of approximately $0.9 million of long-term debt and the payment of $0.7 million of deferred financing fees. Net cash used in financing activities for the three months ended December 31, 2005 of $8.9 million included $5.8 million related to the prepayment of a portion of the outstanding term loan amount.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of December 31, 2006:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$519,428	$3,747	$7,494	$10,862	$497,325
Operating lease obligations(2)	109,639	30,630	39,596	23,552	15,861
Capital lease obligations	651	377	261	13	—
Standby letters of credit	22,138	22,138	—	—	—
Total obligations and commitments	$651,856	$56,892	$47,351	$34,427	$513,186

(1)   Does not include interest on long-term debt.

(2)   Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

Off-balance sheet arrangements

We have no significant off-balance sheet transactions or interests.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from our estimates.

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

Revenue Recognition

Revenues are reported net of any state provider taxes or gross receipts taxes levied on services we provide. Revenues are also reported net of allowances for unauthorized sales and estimated sales adjustments by business units. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in the payment trends in each business unit. We follow Staff Accounting Bulletin 104, Revenue Recognition (SAB 104), which requires that revenue can only be recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is probable. We recognize revenues for services performed pursuant to contracts with various state and local government agencies and private health care agencies as follows: cost-reimbursement contract revenues are recognized at the time the service costs are incurred and units-of-service contract revenues are recognized at the time the service is provided. For our cost-reimbursement contracts, the rate provided by the payor is based on a certain level of service and types of costs incurred in delivering the service. From time to time, we receive payments under cost-reimbursement contracts in excess of the allowable costs required to support those payments. In such instances, we estimate and record a liability for such excess payments. At the end of the contract period, any balance of excess payments is maintained as a liability until it is reimbursed to the payor. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be enacted in states where we operate or by the federal government.

Accounts Receivable

Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers and commercial insurance companies. An estimated allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue in the statement of operations in the period of the change in estimate.

Accruals for Self-Insurance

We self-insure a substantial portion of our health, workers compensation, automobile and professional and general liability (“PL/GL”) programs. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers compensation, automobile and PL/GL programs are based on analyses performed internally by management or by outside consultants or based on actuarially determined estimates by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. As such, these changes in estimates are recorded as charges or credits to the statement of operations in a period subsequent to the change in estimate.

Goodwill and Intangible Assets

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we review costs of purchased businesses in excess of net assets acquired (goodwill), and indefinite-life intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We are required to test goodwill on a reporting unit basis. We use a fair value approach to test goodwill for impairment and recognize an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds fair value. The impairment test for indefinite-life intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset were less than its carrying value, an impairment loss would be recognized in an amount equal to the difference. Fair values are established using discounted cash flow and comparative market multiple methods. We conduct our annual impairment test on July 1 of each year, and as of the date of the last test, there was no impairment and there have been no indicators of impairment since the date of the test.

Discounted cash flows are based on management’s estimates of our future performance. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and intangible assets. If updated calculations indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge would be recorded in the statement of operations in the period of the change in estimate.

Pursuant to SFAS 141, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values.

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

Income Taxes

We account for income taxes in accordance with SFAS 109. Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

Derivative Financial Instruments

From time to time, we use derivative financial instruments to manage the risk of interest rate fluctuations on debt and account for derivative financial instruments in accordance with SFAS 133, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders’ equity as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

We, from time to time, enter into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on our debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statement of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income/loss as a change to shareholder’s equity. The related amount receivable from or payable to counterparties is included as an asset or liability in our consolidated balance sheet.

Legal Contingencies

From time to time, we are involved in litigation and regulatory proceedings in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period. See “Risk Factors.”

Forward-Looking Statements

Some of the matters discussed in this document may constitute forward-looking statements.

These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

The information in this document is not a complete description of our business or the risks associated with an investment in the notes. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk factors” in this document as well as the following:

•       our significant amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•       changes in the Medicaid program;

•       litigation;

•       the size of our self-insurance accruals and changes in the insurance market that affect our ability to obtain coverage at reasonable rates;

•       our ability to control operating costs and collect accounts receivable;

•       our ability to maintain, expand and renew existing services contracts and to obtain additional contracts;

•       our ability to attract and retain experienced personnel, including members of our senior management team;

•       our ability to acquire new licenses or to maintain our status as a licensed service provider in certain jurisdictions;

•       government regulations and our ability to comply with such regulations or the interpretations thereof;

•       our ability to establish and maintain relationships with government agencies and advocacy groups;

•       increased or more effective competition;

•       changes in reimbursement rates, policies or payment practices by our payors;

•       successful integration of acquired businesses; and

•       possible conflict between the interests of our large equity holder and those of the holders of the notes.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this document which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “risk factors” and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this document to conform such statements to actual results or to changes in our expectations.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006. The rate and term of the interest rate swaps is 5.32% and four years, respectively. The amount of the term B loan subject to the interest rate swap agreements will reduce to $85.7 million by the end of the four year term. As a result of the interest rate swap agreements, the variable rate debt outstanding was reduced from $338.9 million outstanding to $117.7 million outstanding at December 31, 2006 compared to $339.6 million outstanding to $118.4 million outstanding at September 30, 2006. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.50% or Prime plus 1.50%, the revolver, which has an interest rate based on LIBOR plus 2.50% or Prime plus 1.50%, subject to reduction depending on the Company’s leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. An increase in the interest rate by 100 basis points on the debt balance outstanding as of December 31, 2006, would increase annual interest expense by approximately $1.2 million.

Item 4.                        Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Senior Vice President of Finance, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. Based on and as of that evaluation, our Chief Executive Officer and Senior Vice President of Finance have concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

We are in the human services business and therefore we have been and continue to be subject to claims alleging that we, our Mentors or our employees failed to provide proper care for a client, as well as claims by our clients, our Mentors, our employees or community members against us for negligence or intentional misconduct. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of the legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates.

See ‘‘Risk factors’’ and ‘‘Management’s discussion and analysis of financial condition and results of operations’’ for additional information.

Item 1A.                Risk Factors

Reductions or changes in Medicaid funding or changes in budgetary priorities by the state and county governments that pay for our services could have a material adverse effect on our revenues and profitability.

We derive substantially all of our revenues from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal dollars ranging from 50 percent to more than 77 percent of total costs, a number based largely on a state’s per capita income. Our revenues, therefore, are determined by the size of federal, state and local governmental spending for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced budgetary pressures from time to time and, during these times, some of these states have initiated service reductions, rate freezes and/or rate reductions. Similarly, programmatic changes such as conversions to managed care, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

Failure to obtain increases in reimbursement rates could adversely affect our revenues, cash flows and profitability.

Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 17% of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages or deterioration in labor relations.

Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages, health care costs and other personnel costs, and adverse changes in client service models. Some of our operating units have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant.

Our employees are generally not unionized. However, as of December 31, 2006, approximately 14 of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. In addition, future unionization activities may result in an increase of our labor and other costs. If any of the employees covered in the future by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the notes.

We have a significant amount of indebtedness. As of December 31, 2006, we had total indebtedness of approximately $519.4 million and $122.9 million of availability under our $125.0 million senior revolving credit facility. Our senior credit facilities also include a $20.0 million synthetic letter of credit facility, which has been fully utilized.

Our substantial degree of leverage could have important consequences, including the following:

•       it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•       a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, future business opportunities and capital expenditures;

•       the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations, including those related to the notes;

•       certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest, exposing us to the risk of increased interest rates;

•       it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt and a lower degree of leverage; and

•       we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out activities that are important to our growth.

Subject to restrictions in the indenture governing the notes and the credit agreement governing our senior secured credit facilities, we may be able to incur more debt in the future, which may intensify the risks described in this prospectus. All of the borrowings under our senior secured credit facilities are secured by substantially all of our assets and rank senior to the notes and the guarantees.

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three months ended December 31, 2006, our aggregate rental payments for these leases, including taxes and operating expenses, were approximately $8.5 million. These obligations could further increase the risks described above.

Covenants in our debt agreements restrict our business in many ways.

The indenture governing the notes contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•       incur additional debt or issue certain preferred shares;

•       pay dividends on or make distributions in respect of our capital stock or make other restricted payments;

•       make certain investments;

•       sell certain assets;

•       create liens on certain assets to secure debt;

•       enter into agreements that restrict dividends from subsidiaries;

•       consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•       enter into certain transactions with our affiliates; and

•       designate our subsidiaries as unrestricted subsidiaries.

Our senior secured credit facilities also contain restrictive covenants and require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. The breach of any of these covenants or financial ratios could result in a default under our senior secured credit facilities and the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

The nature of our operations could subject us to substantial claims, some of which may not be fully insured against or reserved for.

We are in the human services business and therefore we have been and continue to be subject to claims alleging that we, our Mentors or our employees failed to provide proper care for a client, as well as claims by our clients, our Mentors, our employees or community members against us for negligence or intentional misconduct. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings. We currently self-insure for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. An award in excess of our third-party insurance limits and self-insurance reserves could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance.

We also are subject to potential lawsuits under the False Claims Act or other federal whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards and bounties to private plaintiffs who successfully bring these suits. Finally, we are also subject to employee related claims including wrongful discharge or discrimination, a violation of equal employment law and novel intentional tort claims.

Even if we are successful in our defense, civil lawsuits or regulatory proceedings could also irreparably damage our reputation.

The nature of services that we provide could subject us to significant worker’s compensation related liability, some of which may not be fully reserved for.

We use a combination of insurance and self-insurance plans to provide for potential liability for worker’s compensation claims. Because of our high ratio of employees per client, and because of the inherent physical risk associated with the interaction of employees with MR/DD, ARY and ABI clients, the potential for incidents giving rise to worker’s compensation liability is relatively high.

We estimate liabilities associated with workers’ compensation risk and establish reserves each quarter based on internal valuations, third-party actuarial input, historical loss development factors and other assumptions believed to be reasonable under the circumstances. Our results of operations could be adversely impacted if actual future occurrences and claims exceed our assumptions and historical trends.

If any of the state and county government agencies with which we have contracts determines that we have not complied with our contracts or violated any applicable laws or regulations, our revenues may decrease, we may be subject to fines or penalties and we may be required to restructure our billing and collection methods.

We derive virtually all of our revenues from state and local government agencies, and a substantial portion of these revenues is state-funded with federal Medicaid matching dollars. As a result of our participation in these government funded programs, we are routinely subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these governmental payors may be entitled to, in their discretion:

•       require us to refund amounts we have previously been paid;

•       terminate or modify our existing contracts;

•       suspend or prevent us from receiving new contracts or extending existing contracts;

•       impose referral holds on us;

•       impose fines, penalties or other sanctions on us; and/or

•       reduce the amount we are paid under our existing contracts.

As a result of past reviews and audits of our operations, we have been subject to some of these actions from time to time. While we do not currently believe that our existing audit proceedings will have a material adverse effect on our financial condition or significantly harm our reputation, we cannot assure you that similar actions in the future will not do so. In addition, such proceedings could have a material adverse impact on our results of operations in a future reporting period.

In some states, we operate on a cost reimbursement model in which revenues are recognized at the time costs are incurred. In these states, payors audit our historical costs on a regular basis, and if it is determined that we do not have enough costs to justify our rates, our rates may be reduced, or we may be required to retroactively return fees paid to us. In some cases we have experienced negative audit adjustments which are based on subjective judgments of reasonableness, necessity or allocation of costs in our services provided to clients. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors and adjustments of the rates. We cannot assure you that our rates will be maintained, or that we will be able to keep all payments made to us until an audit of the relevant period is complete.

If we fail to establish and maintain relationships with officials of government agencies, we may not be able to successfully procure or retain government-sponsored contracts, which could negatively impact our revenues.

To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government agencies. These relationships enable us to maintain and renew existing contracts and obtain new contracts and referrals. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships and such personnel are generally not subject to non-compete or non-solicitation covenants. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts.

Negative publicity or changes in public perception of our services may adversely affect our ability to obtain new contracts and renew existing ones.

Our success in obtaining new contracts and renewals of our existing contracts depends upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups, families of our clients and the public. Negative publicity, changes in public perception and government investigations with respect to our operations could damage our reputation and hinder our ability to retain contracts and obtain new contracts, and could reduce referrals, increase government scrutiny and compliance costs, or generally discourage clients from using our services. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We face substantial competition in attracting and retaining experienced personnel, and we may be unable to maintain or grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to attract and retain qualified and experienced social service professionals who possess the skills and experience necessary to deliver quality services to our clients. We face competition for certain categories of our employees, particularly service provider employees, based on the wages, benefits and other working conditions we offer. Contractual requirements and client needs determine the number, education and experience levels of social service professionals we hire. Our ability to attract and retain employees with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

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

•       we may experience problems entering new markets or service lines in which we have limited or no experience;

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

Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including:

•       the failure by our employees or Mentors to properly care for clients;

•       the failure to submit proper documentation to the government agency, including documentation supporting reimbursements for costs;

•       the failure by our programs to abide by the applicable regulations relating to the provision of human services; or

•       the failure of our facilities to comply with the applicable building, health and safety codes and ordinances.

From time to time, some of our licenses or certifications are temporarily placed on probationary status or suspended. If we lost our status as a licensed provider of human services in any jurisdiction or any other required certification, we would be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction would be subject to termination. Moreover, such an event could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract, license or certification terminations. Any of these events could have a material adverse effect on our operations.

We are subject to extensive governmental regulations, which require significant compliance expenditures, and a failure to comply with these regulations could adversely affect our business.

We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the maintenance and management of our work place for our employees, the quality of our service, the revenues we receive for our services, and reimbursement for the cost of our services. Compliance with these laws, regulations and policies is expensive, and if we fail to comply with these laws, regulations and policies, we could lose contracts and the related revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires the establishment of privacy standards for health care information storage, retrieval and dissemination as well as electronic transmission and security standards, could increase potential penalties in certain of our businesses if we fail to comply with these privacy and security standards.

Expenses incurred under governmental agency contracts for any of our services, as well as management contracts with providers of record for such agencies, are subject to review by agencies administering the contracts and services. Representatives of those agencies visit our group homes to verify compliance with state and local regulations governing our home operations. A negative outcome from any of these examinations could increase government scrutiny, increase compliance costs or hinder our ability to obtain or retain contracts. Any of these events could have a material adverse effect on our business, financial condition and operating results.

Compliance with the securities laws and regulations may increase our compliance costs and put significant demands on our management resources.

The Sarbanes-Oxley Act of 2002, to the extent we are subject to it, will require changes in some of our corporate governance and compliance practices. We are in the process of evaluating, testing and implementing internal controls over financial reporting to enable management to report on, and our independent registered public accounting firm to attest to, such internal controls as required by Section 404 of the Sarbanes-Oxley Act. While we expect to be compliant with the requirements of Section 404 when required, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation or the impact of the same on our operations. The decentralized nature of our operations makes compliance with the requirements of the Sarbanes-Oxley Act more challenging. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to investigation and sanctions by regulatory authorities such as the SEC. As a result there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal controls and hiring additional personnel. Any such events could negatively affect our financial condition and operating results.

The high level of competition in our industry could adversely affect our contract and revenue base.

We compete with a wide variety of competitors, ranging from small, local agencies to a few large, national organizations. Competitive factors may favor other providers and reduce our ability to obtain contracts, which would hinder our growth. Not-for-profit organizations are active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Smaller local organizations may have a better understanding of the local conditions and may be better able to gain political and public acceptance. Not-for-profit providers may be affiliated with advocacy groups, health organizations or religious organizations that have substantial influence with legislators and government agencies. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payors, any of which could harm our business.

We rely on third parties to refer clients to our facilities and programs.

We receive substantially all of our clients from third-party referrals and are governed by the federal anti-kickback/non-self referral statute. Our reputation and prior experience with agency staff, care workers and others in positions to make referrals to us are important for building and maintaining our operations. Any event that harms our reputation or creates negative experiences with such third parties could impact our ability to receive referrals and grow our client base.

Home and community-based human services may become less popular among our targeted client populations and/or state and local governments, which would adversely affect our results of operations.

Our growth depends on the continuation of trends in our industry toward providing services to individuals in smaller, community-based settings and increasing the percentage of individuals served by non-governmental providers. The continuation of these trends and our future success are subject to a variety of political, economic, social and legal pressures, all of which are beyond our control. A reversal in the downsizing and privatization trends could reduce the demand for our services, which could adversely affect our revenues and profitability.

Regulations that require ARY services to be provided through not-for-profit organizations could harm our revenues or gross margin.

Approximately 5% of our net revenues for the three months ended December 31, 2006, was derived from contracts with subsidiaries of Alliance Health and Human Services, Inc. or “Alliance,” an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

Historically, some state governments have interpreted federal law to preclude them from receiving federal reimbursement under Title IV-E of the Social Security Act for ARY services provided under a contract with a proprietary organization. However, in 2005 the “Fair Access Foster Care Act of 2005” was signed into law, thereby allowing states to seek reimbursement from the federal government for ARY services provided by proprietary organizations. In some jurisdictions that interpreted the prior federal law to preclude them from seeking reimbursement for ARY services provided under a contract with a proprietary provider, or in others that prefer to contract with not-for-profit providers, we provide ARY services as a subcontractor of Alliance. We do not control Alliance, and none of our employees or agents has a role in the management of Alliance. Although Edward Murphy, our President and Chief Executive Officer, was an officer and director of Alliance immediately prior to becoming our President in September 2004, Mr. Murphy has no further role in the management of Alliance. Our ARY business could be harmed if Alliance chooses to discontinue all or a portion of its service agreements with us. Our ARY business could also be harmed if the state or local governments that prefer that ARY services be provided by not-for-profit organizations determine that they do not want the service performed indirectly by for-profit companies like us on behalf of not-for-profit organizations. We cannot assure you that our contracts with Alliance will continue, and if these contracts are terminated, it could have a material adverse effect on our business, financial condition and operating results. Alliance and its subsidiaries are organized as non-profit corporations and are recognized as tax-exempt under section 501(c)(3) of the Internal Revenue Code. As such, Alliance is subject to the public charity regulations of the states in which it operates and to the regulations of the Internal Revenue Service governing tax-exempt entities. If Alliance fails to comply with the laws and regulations of the states in which it operates or with the rules of the Internal Revenue Service, it could be subject to penalties and sanctions, including the loss of tax-exempt status, which could preclude it from continuing to contract with certain state and local governments. Our business would be harmed if Alliance lost its contracts and was therefore unable to continue to contract with us.

Government reimbursement procedures are time-consuming and complex, and failure to comply with these procedures could adversely affect our liquidity, cash flows and operating results.

The government reimbursement process is time consuming and complex, and there can be delays before we receive payment. Government reimbursement, group home credentialing and MR/DD client Medicaid eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other reasons, securing documentation and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted. If there is a billing error, the process to resolve the error may be time consuming and costly. To the extent that complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for write-offs. We can provide no assurance that we will be able to maintain our current levels of collectibility in future periods. The risks associated with third-party payors and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our liquidity, cash flows and operating results.

We conduct a significant percent of our operations in Minnesota and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.

For the three months ended December 31, 2006, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. In the past, our operations in Minnesota were subject to rate reductions, although recently we have received rate increases. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

•       the failure to maintain and renew our licenses;

•       the failure to maintain important relationships with officials of government agencies; and

•       any negative publicity regarding our operations.

Any of these adverse developments occurring in Minnesota could result in a reduction in revenue or a loss of contracts, which could have a material adverse effect on our results of operations, financial position and cash flows.

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

Since 1998, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. Our operations are highly decentralized, with many billing, accounting, collection and payment functions being performed at the local level. This requires us to expend significant resources implementing and monitoring compliance at the local level. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to accommodate future growth. This could require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our results of operations, financial position and cash flows.

We may be more vulnerable to the effects of a public health catastrophe than other businesses due to the nature of our clients.

Our primary clients are individuals with developmental disabilities, brain injuries, or emotionally behavioral or medically complex challenges, many of whom may be more vulnerable than the general public in a public health catastrophe. For example, if a flu pandemic were to occur we could suffer significant losses to our client population and, at a high cost, be required to hire replacement staff and Mentors for workers who drop out of the workforce in very tight labor markets. Accordingly, certain public health catastrophes such as a flu pandemic could have a material adverse effect on our financial condition and results of operations.

We are controlled by our principal equityholder, which has the power to take unilateral action.

Vestar controls our business affairs and policies. Circumstances may occur in which the interests of Vestar could be in conflict with the interests of our debt holders. In addition, Vestar may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debt holders. Vestar is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Vestar may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Vestar continue to own a significant amount of our equity interests, even if such amount is less than 50%, Vestar will continue to be able to strongly influence or effectively control our decisions.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                        Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.                        Other Information

None.

Item 6.                        Exhibits

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
February 14, 2007	/s/ EDWARD M. MURPHY
	By:	Edward M. Murphy
	Its:	President and Chief Executive Officer
February 14, 2007	/s/ DENIS M. HOLLER
	By:	Denis M. Holler
	Its:	Senior Vice President of Finance and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006 (the “S-4”)
3.1	Certificate of Incorporation of National MENTOR Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of S-4
3.2	By-Laws of National MENTOR Holdings, Inc.	Incorporated by reference to Exhibit 3.4 of S-4
4.1	Indenture, dated as of June 29, 2006, by and among National Mentor Holdings, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of S-4
4.2	Supplemental Indenture, dated as of January 11, 2007, by and among National Mentor Holdings, Inc., Rockland Child Development Services, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to National Mentor Holdings, Inc. Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the “S-4/A”)
4.3

Registration Rights Agreement, dated as of June 29, 2006, by and among National MENTOR Holdings, Inc., the guarantors named therein and J.P. Morgan Securities Inc., UBS Investment Bank and Banc of America Securities LLC with respect to 11 1/4% Senior Subordinated Notes due 2014.

Incorporated by reference to Exhibit 4.2 of S-4
4.4	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.3 of S-4
10.1	Credit Agreement, dated June 29, 2006, among NMH Holdings, LLC, National MENTOR Holdings, Inc., the several lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of S-4
10.2

Term Loan Agreement, dated May 20, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc., REM Arrowhead, Inc., REM Connecticut Community Services, Inc., REM Indiana, Inc., REM North Dakota, Inc., REM Wisconsin I, Inc., REM Wisconsin II, Inc., REM Wisconsin III, Inc., and certain other Borrowers, and BANK OF AMERICA, N.A.

Incorporated by reference to Exhibit 10.2 of S-4

10.3

Amendment No. 1 to Term Loan Agreement and Joinder Agreement, dated June 29, 2006, among NMH Holdings, LLC, National Mentor Holdings, Inc., National Mentor, Inc., REM Arrowhead, Inc., REM Connecticut Community Services, Inc., REM Indiana, Inc., REM North Dakota, Inc., REM Wisconsin, Inc., REM Wisconsin II, Inc., REM Wisconsin III, Inc. and Bank of America, N.A.

Incorporated by reference to Exhibit 10.3 of S-4
10.4	Amended and Restated Employment Agreement, dated June 29, 2006, between National MENTOR Holdings, Inc. and Edward Murphy.	Incorporated by reference to Exhibit 10.4 of S-4
10.5	Amended and Restated Employment Agreement, dated June 29, 2006, between National MENTOR Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.5 of S-4
10.6	First Amendment to Employment Agreement, dated March 9, 2001, between National MENTOR, Inc. and Elizabeth V. Hopper.	Incorporated by reference to Exhibit 10.6 of S-4
10.7	First Amendment to Employment Agreement, dated March 9, 2001, between National MENTOR, Inc. and Donald Monack.	Incorporated by reference to Exhibit 10.7 of S-4
10.8	Separation Agreement and Release, dated March 31, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc. and Donald Monack.	Incorporated by reference to Exhibit 10.1 of S-4
10.9	Separation Agreement, dated as of September 30, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc. and Elizabeth V. Hopper.	Incorporated by reference to Exhibit 10.9 of S-4
10.10	Form of Severance and Noncompetition Agreement	Incorporated by reference to Exhibit 10.10 of S-4
10.11	Management Services Agreement, dated as of June 29, 2006, between National Mentor Holdings, Inc., National Mentor, Inc., NMH Investment, LLC, NMH Holdings, LLC and Vestar Capital Partners.	Incorporated by reference to Exhibit 10.11 of S-4
10.12	National MENTOR, Inc. Executive Deferred Compensation Plan, dated March 9, 2001.	Incorporated by reference to Exhibit 10.12 of S-4
10.13	National MENTOR, Inc. Executive Deferral Plan, dated November 1, 2003.	Incorporated by reference to Exhibit 10.13 of S-4
10.14	The MENTOR Executive Leadership Incentive Plan.	Incorporated by reference to Exhibit 10.14 of S-4

10.15	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of S-4/A
10.16	Form of Director Unit Subscription Agreement (Timmons).	Incorporated by reference to Exhibit 10.16 of S-4/A
10.17	NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.17 of S-4/A
21	Subsidiaries.	Filed herewith
31.1	Certification of principal executive officer.	Filed herewith
31.2	Certification of principal financial officer.	Filed herewith
32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith