Form 10-Q
period 2007-03-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2007-05-15
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of March 31, 2007 (Successor) and September 30, 2006 (Successor)	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 (Successor) and March 31, 2006 (Predecessor) and the six months ended March 31, 2007 (Successor) and March 31, 2006 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2007 (Successor) and March 31, 2006 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
Signatures		41

PART I.                    FINANCIAL INFORMATION

Item 1.                        Financial Statements

National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	Successor	Successor
	March 31	September 30
	2007	2006
Assets
Current assets
Cash and cash equivalents	$10,949	$29,015
Accounts receivable, net	116,943	98,791
Deferred tax assets, net	6,433	5,843
Prepaid expenses and other current assets	11,096	22,313
Total current assets	145,421	155,962
Property and equipment, net	129,900	134,008
Intangible assets, net	505,562	505,060
Goodwill	190,689	184,375
Other assets	21,627	21,260
Total assets	$993,199	$1,000,665
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$14,958	$21,169
Accrued payroll and related costs	49,497	48,432
Other accrued liabilities	26,517	26,798
Obligations under capital lease, current	325	393
Current portion of long-term debt	3,747	3,747
Total current liabilities	95,044	100,539
Other long-term liabilities	3,563	3,548
Deferred tax liabilities, net	130,669	130,709
Obligations under capital lease, less current portion	241	383
Long-term debt, less current portion	513,994	516,618
Total liabilities	743,511	751,797
Shareholders’ equity
Common stock	—	—
Additional paid-in-capital	254,047	253,627
Other comprehensive loss, net of tax	(1,128)	(1,095)
Accumulated deficit	(3,231)	(3,664)
Total shareholders’ equity	249,688	248,868
Total liabilities and shareholders’ equity	$993,199	$1,000,665

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Net revenues	$227,223	$191,464	$447,536	$375,805
Cost of revenues	170,719	145,894	336,809	285,007
Gross profit	56,504	45,570	110,727	90,798
Operating expenses:
General and administrative	30,088	25,542	58,961	51,462
Depreciation and amortization	12,222	5,633	24,540	11,079
Transaction costs	—	599	—	599
Total operating expenses	42,310	31,774	83,501	63,140
Income from operations	14,194	13,796	27,226	27,658
Other income (expense):
Management fee of related party	(214)	(72)	(438)	(135)
Other expense, net	(334)	(54)	(319)	(58)
Interest income	305	216	536	449
Interest expense	(12,628)	(7,855)	(25,474)	(14,964)
Income before provision for income taxes	1,323	6,031	1,531	12,950
Provision for income taxes	1,035	2,584	1,098	5,491
Net income	$288	$3,447	$433	$7,459

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor	Predecessor
	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Operating activities
Net income	$433	$7,459
Adjustments to reconcile net income to cash provided by operating activities:
Accounts receivable allowances	3,338	2,644
Depreciation and amortization of property and equipment	8,944	6,405
Amortization of other intangible assets	15,596	4,674
Amortization of deferred debt financing costs	1,574	1,403
Amortization of excess tax goodwill	—	142
Stock based compensation	279	342
Loss on disposal of property and equipment	401	97
Changes in operating assets and liabilities:
Accounts receivable	(17,119)	(7,263)
Other assets	11,181	1,303
Accounts payable	(6,296)	227
Accrued payroll and related costs	(719)	6,528
Other accrued liabilities	(1,129)	147
Deferred taxes	(630)	446
Other long-term liabilities	15	(170)
Net cash provided by operating activities	15,868	24,384
Investing activities
Cash paid for acquisitions, net of cash received	(24,666)	(8,839)
Purchases of property and equipment	(5,960)	(6,214)
Cash proceeds from sale of property and equipment	1,197	343
Net cash used in investing activities	(29,429)	(14,710)
Financing activities
Repayments of long-term debt	(2,624)	(7,509)
Repayments of capital lease obligations	(210)	—
Parent capital contribution	141	—
Purchase and retirement of common stock	—	(1,488)
Payments of deferred financing costs	(1,812)	(409)
Net cash used in financing activities	(4,505)	(9,406)
Net (decrease) increase in cash and cash equivalents	(18,066)	268
Cash and cash equivalents at beginning of period	29,015	29,307
Cash and cash equivalents at end of period	$10,949	$29,575

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
March 31, 2007
(Unaudited)

1.                 Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the ‘‘Company’’), is a national provider of home and community-based services to (i) individuals with mental retardation and/or developmental disabilities (‘‘MR/DD’’); (ii) at-risk children and youth with emotional, behavioral or medically complex needs and their families (‘‘ARY’’); and (iii) persons with acquired brain injury (‘‘ABI’’). Since the Company’s founding in 1980, the Company has grown to provide services to approximately 23,800 clients in 36 states. The Company designs customized service plans to meet the unique needs of its clients in home and community based settings. Most of the Company’s services involve residential support, typically in small group home or host home settings, designed to improve the Company’s clients’ quality of life and to promote client independence and participation in community life. Services that the Company provides include day programs, vocational services, case management, early intervention, post-acute treatment and neurorehabilitation services, among others. The Company’s customized services offer the Company’s clients, as well as the payors for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the period from June 30, 2006 through September 30, 2006 and the period from October 1, 2005 through June 29, 2006, which are on file with the SEC. Operating results for the three and six months ended March 31, 2007 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Acquisition and Related Transactions

On June 29, 2006, pursuant to the terms of a merger agreement (the ‘‘Merger Agreement’’), dated as of March 22, 2006, among the Company, NMH Holdings, LLC (‘‘Parent’’) and NMH MergerSub, Inc. (‘‘MergerSub’’), MergerSub merged with and into the Company, with the Company being the surviving corporation (the ‘‘Merger’’). As a result of the Merger, Vestar Capital Partners V, L.P. (‘‘Vestar’’), an affiliate of Vestar and certain management investors, through Parent and NMH Investment, LLC (‘‘NMH Investment’’), the parent company of Parent, own the Company. The equity structure of NMH Investment has not been pushed-down into the financial statements of the Company. The Merger and related financing transactions are referred to together as the ‘‘Transactions.’’

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

If a management investor’s employment with the Company terminates under certain circumstances, the management investor has the right to sell to NMH Investment and NMH Investment shall be required, subject to certain restrictions, to repurchase the units from the management investor. Under these, and other, circumstances, the Company may issue a dividend to NMH Investment subject to limitations in the Credit Agreement.

The aggregate purchase price paid in connection with the closing of the Merger has been initially allocated as follows:

Cash	$14,147
Accounts receivable	99,356
Other assets, current and long-term	24,245
Property and equipment	132,550
Identifiable intangible assets	512,665
Goodwill	181,327
Accounts payable and accrued expenses	(83,109)
Debt	(6,310)
Deferred tax liabilities, net	(128,210)
Long-term liabilities	(3,490)
$743,171

The Company is in the process of completing valuations of certain real estate assets; thus, the allocation of the purchase price to the Company’s assets is subject to adjustment.

In connection with the Transactions, NMH Investment adopted a new equity-based plan and during the three months ended March 31, 2007 issued units of limited liability company interests designated Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. See note 6 for additional information.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

3.                 Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income (SFAS 130), requires classifying items of other comprehensive income (loss) by their nature in a financial statement and displaying the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company’s other comprehensive loss includes the unrealized losses on derivatives designated as cash flow hedges:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Net income	$288	$3,447	$433	$7,459
Changes in losses on derivatives, net of tax	(281)	—	(33)	—
Comprehensive income	$7	$3,447	$400	$7,459

4.                 Long-term Debt

In connection with the Transactions, the Company terminated all commitments under the previous senior secured revolving credit facility and repaid all outstanding borrowings under the previous senior credit facility and paid any accrued and unpaid interest. The new senior credit facility consists of a $335.0 million seven-year senior secured term loan facility, a $125.0 million six-year senior secured revolving credit facility and a $20.0 million seven-year senior secured synthetic letter of credit facility. At the closing of the Transactions, the Company borrowed $335.0 million under the senior secured term loan facility, utilized the entire $20.0 million synthetic letter of credit facility, and issued $180.0 million in senior subordinated notes. As of March 31, 2007, the Company had not borrowed under the senior secured revolving credit facility.

Also in connection with the closing of the Transactions, National Mentor, Inc. completed a tender offer and consent solicitation to purchase its outstanding 9 5/8% senior subordinated notes due 2012 (the “old notes”). The Company amended the related indenture and the old notes to eliminate substantially all of the restrictive covenants, eliminate certain events of default and modify certain other provisions. At the completion of the tender offer, $750,000 of the old notes were still outstanding. On March 19, 2007, the Company repurchased the remaining $750,000 of the outstanding old notes at the par value plus the accrued and unpaid interest.

The Company’s long-term debt consists of the following:

	Successor	Successor
	March 31, 2007	September 30 2006
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013; variable interest rate (7.35% and 7.78% at March 31, 2007 and September 30, 2006, respectively)	$332,487	$334,163
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments beginning January 1, 2007 (interest rate of 11 1/4%)	180,000	180,000
Senior subordinated notes, due November 4, 2012; semi-annual cash interest payments beginning June 1, 2005 (interest rate of 9 5/8%)	—	750
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (9.75% at March 31, 2007 and September 30, 2006)	5,254	5,452
	517,741	520,365
Less current portion	3,747	3,747
Long-term debt	$513,994	$516,618

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

On March 8, 2007, the Company repriced its term B loan facility, which reduced the interest rates applicable to the term B loan by 50 basis points. The rate applicable to LIBOR-based loans has been reduced from LIBOR plus 2.50% to LIBOR plus 2.00% and the rate applicable to Prime rate based loans has been reduced from Prime plus 1.50% to Prime plus 1.00%. Substantially all other terms and conditions of the term B loan facility remain unchanged, except that, if the Company requests another repricing within a year of the last repricing, it will be required to pay the lender group an additional amount equal to 1% of the loan balance. The interest rate on the term B loan outstanding at March 31, 2007 was equal to LIBOR plus 2.00%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 2.50% or Prime plus 1.50%, subject to reduction depending on the Company’s leverage ratio. Cash paid for interest amounted to approximately $24.2 million and $14.4 million for the six months ended March 31, 2007 and March 31, 2006, respectively.

The Company has entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan to reduce the interest rate exposure, effective as of August 31, 2006. The rate and term of the interest rate swaps is 5.32% and four years, respectively. The amount of the term B loan subject to the interest rate swap agreements will reduce to $85.7 million by the end of the four-year term. The swap is a derivative and is accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreements ceased at March 31, 2007, was $1.9 million, or $1.1 million after taxes. The fair value of these agreements was determined with the assistance of independent commercial bankers and represents the fair value based on pricing models and independent formulas using current assumptions.

Since the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship does not qualify for use of the shortcut method. Therefore, the effectiveness of the hedge relationships is being assessed on a quarterly basis during the life of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire change in fair market value is recorded in the shareholders’ equity, net of tax, as other comprehensive loss.

The senior credit facility agreement and the bond indenture contain both affirmative and negative financial and non-financial covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain financial ratios. At March 31, 2007, the Company is in compliance with all covenants.

The priority with regard to the right of payment on the Company’s debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company’s long-term debt. The senior credit facilities are secured by substantially all of the assets of the Company.

As of March 31, 2007, the Company incurred deferred financing costs of approximately $21.6 million related to the June 2006 refinancing. In addition, in accordance with Emerging Issues Task Force 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company determined that $0.5 million of fees paid related to the March 2007 repricing of the term B loan could be capitalized and deferred. The balance sheet included $3.2 million in other current assets and $16.5 million as an other long-term asset primarily related to the refinancing, as well as the mortgage facility and the repricing of the term B loan. The Company charged approximately $0.8 million and $1.1 million to interest expense for the three months ended March 31, 2007 and March 31, 2006, respectively and $1.6 million and $1.4 million for the six months ended March 31, 2007 and March 31, 2006, respectively. The charge to interest expense is related to the amortization of deferred financing costs.

5.                 Acquisitions

The Company paid for the assets of two companies engaged in behavioral health and human services at the end of fiscal 2006 and took ownership of those assets on October 1, 2006. The assets of the first such company, Mosaic, were acquired for approximately $0.5 million. Mosaic is based in California and operates residential services, including host homes, and day services for individuals with developmental disabilities. In addition, the Company acquired the assets of Behavioral Healthcare of the Carolinas, LLC (“BHC”) for approximately $4.9 million. Based in North Carolina, BHC is a proprietary company that provides mental health counseling, early intervention and after-school programs to children and families in a variety of settings. The cash paid for the two acquisitions was recorded in goodwill as of September 30, 2006 and a full allocation of the purchase price was completed in the first quarter of fiscal 2007.

The aggregate purchase price for the Mosaic and BHC acquisitions was allocated as follows:

Other assets, current and long-term	$37
Property and equipment	164
Identifiable intangible assets	2,822
Goodwill	2,374
$5,397

During the six months ended March 31, 2007, the Company acquired five additional companies engaged in behavioral health and human services, as described below.

•       On November 1, 2006, the Company acquired the assets of Community Connections Services, LLC for approximately $0.1 million. Community Connections Services is based in Sandy, Utah and provides therapeutic foster care services to at-risk youth.

•       On December 1, 2006, the Company acquired the assets of Therapeutic Programs, Inc. (“TPI”) for approximately $9.1 million, which is subject to increase based on earnout provisions. TPI is a proprietary therapeutic foster care company headquartered in Montgomery, Alabama.

•       Also on December 1, 2006, the Company acquired the stock of Rockland Child Development Services, Inc. (“RCDS”) for approximately $13.1 million, which is subject to increase based on earnout provisions. RCDS is an early intervention company located in southern New York, that provides multilingual home-based developmental evaluation and clinical services to infants and toddlers with, or at-risk for, developmental delays, and children in the state’s Committee on Preschool Education program. Established in 1999, RCDS provides services in Rockland and Orange Counties and the City of New York.

•       On February 1, 2007, the Company acquired the assets of New Beginnings Care Homes, Inc. for approximately $0.3 million. New Beginnings, located in Fresno, CA, consists of two Intermediate Care Facilities (ICFs) which serve consumers in group home settings. The services are grouped with the existing ICFs operated by the Company in the Fresno area.

•       On March 30, 2007, the Company acquired the assets of Integrity Home Health Care, Inc. for approximately $1.5 million. Integrity is a Medicare-certified home health agency located in Las Vegas, NV. Integrity provides skilled nurses; physical, occupational and speech therapists; medical social workers; and home health aides for patients who require assistance with activities of daily living. In addition, Integrity provides specialized services including complex wound care, infusion therapy, patient and family education and community resource referrals.

The operating results of the acquired entities are included in the consolidated statements of operations from the dates of acquisition. The Company accounted for the acquisitions under the purchase method of accounting in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets on a preliminary basis, with the residual being allocated to goodwill. The Company may make adjustments to the allocation to identified intangible assets upon completion of valuation models, including the discounted cash flow method and the avoided cost method.

The aggregate purchase price for Community Connections Services, TPI, RCDS, New Beginnings and Integrity was preliminarily allocated as follows:

Accounts receivable, net	$4,372
Other assets, current and long-term	60
Property and equipment	309
Identifiable intangible assets	13,275
Goodwill	6,960
Accounts payable and accrued expenses	(808)
$24,168

The cash paid for Integrity was recorded in goodwill as of March 31, 2007 and a full allocation of the purchase price will be completed in the third quarter.

6.                 Stock-Based Compensation

                           Predecessor

Prior to the Transactions, the predecessor Company had a stock option plan that provided for the grant to directors, officers and key employees of options to purchase shares of common stock. Options typically had a vesting term of four years and expired ten years from date of grant. The total number of shares of common stock as to which options were granted could not exceed 1,292,952 shares of common stock. As a result of adopting SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), for the three and six months ended March 31, 2006, the predecessor Company recorded $249 and $53, respectively, of stock-based compensation expense included in general and administrative expense in the statement of operations.

At the time of the Merger, all unvested stock options became vested in accordance with the change in control provision of the original stock option agreements. According to the Merger Agreement, all stock options outstanding at the time of the Merger were cancelled, and the holders of vested options received a cash payment in the amount equal to the excess of the fair market value over the exercise price per share, for which compensation expense was recorded in the predecessor Company’s statement of operations.

The fair value of options granted during the six months ended March 31, 2006 was calculated using the following assumptions:

Six months ended March 31, 2006
Weighted-average exercise price	$22.50
Risk-free interest rate	4.4%
Expected dividend yield	—
Expected life	6.25 years
Expected volatility	64.9%
Weighted-average fair value of options granted	$14.38

A summary of the activity under the Company’s stock option plan for the predecessor period is presented below:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Outstanding at September 30, 2005	847,000	$7.08
Granted	294,500	22.50
Exercised	—	—
Forfeited	(36,250)	7.52
Outstanding at December 31, 2005	1,105,250	$11.18	8.55	$12,515
Granted	—	—
Exercised	—	—
Forfeited	(8,000)	8.50
Outstanding at March 31, 2006	1,097,250	$11.20	8.30	$26,448
Granted	—	—
Exercised	—	—
Cancelled*	(1,081,750)	11.23
Forfeited	(15,500)	8.81
Outstanding at June 29, 2006	—	—	—	$—
Exercisable at June 29, 2006	—	—	—	—
Options vested at June 29, 2006	—	—	—	—

*                    Options were settled for cash on June 29, 2006 in connection with the Merger.

Successor

In connection with the Transactions, NMH Investment adopted a new equity-based plan, and during the three months ended March 31, 2007, issued units of limited liability company interests designated Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. There are 192,500 Class B Units, 202,000 Class C Units, 214,000 Class D Units and 6,375 Class E Units authorized for issuance under the plan. There are 22,330 Class B Units, 23,432 Class C Units, 24,824 Class D Units and no Class E Units available for future issuance under the plan.

The Class B Units vest over sixty-one months. Assuming continued employment of the employee with the Company, twenty percent vest at the end of 13 months from the grant date, and the remaining eighty percent vest monthly over the remainder of the term. The Class C Units and Class D Units vest based on certain performance and/or market conditions being met. The performance condition relates to the Company achieving certain targets, and the market condition relates to Vestar receiving a specified multiple on the investment of its Preferred Units and Class A Units upon a liquidation event. One-third of the Class C Units and one-third of the Class D Units vest at the end of each fiscal year starting from the grant year provided all the performance targets for a particular year are met and assuming continued employment with the Company. The Class E Units vest over time given continued service of the director as a member of the Board of Directors of the Company.

During the three months ended March 31, 2007, a total of 170,170 Class B Units, 178,568 Class C Units, 189,176 Class D Units, and 6,375 Class E Units were issued. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the

Company’s equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using the following assumptions: a term of five years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 4.61%, which is the five year U.S. federal treasury bond rate which is consistent with the term assumption; and expected volatility of 40%, which is based on the historical data of equity instruments of comparable companies.

The estimated fair value of the units, less an assumed forfeiture rate of 7.5%, will be recognized in expense on a straight-line basis over the requisite service periods of the awards. For Class B and E Units, the requisite service period is five years, and for Class C and D Units, the requisite service period is three years. The assumed forfeiture rate is based on an average forfeiture rate related to the predecessor Company’s stock option plan. The historical trend of forfeitures is deemed reasonable to use in determining expected forfeitures. For the Class C and Class D Units, management believes it is probable that the performance targets will be met and accordingly recognition of expense has been commenced for these units.

In accordance with SFAS 123(R), the Company recorded $279 of stock-based compensation expense for the three months ended March 31, 2007, which is included in general and administrative expense in the statement of operations. The summary of activity under the plan for the period from January 1, 2007 through March 31, 2007 is presented below:

	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2006	—	—
Granted	544,289	$7.77
Forfeited	—	—
Vested	—	—
Nonvested balance at March 31, 2007	544,289	$7.77

As of March 31, 2007, there was $3.6 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.6 years.

7.                 Segment Information

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

The aggregate of the Company’s Eastern, Central and Western operating divisions meets the definition of a segment in SFAS 131 as each of the three divisions engages in business activities that earn similar type revenues and incur similar type expenses. In addition, the operating results are regularly reviewed by management (including the Company’s chief operating decision-maker) to assess performance and make decisions about resources to be allocated to the respective divisions. Discrete financial information is available in the form of detailed statements of operations for each division.

The Company’s three service lines do not represent operating segments under SFAS 131 as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Discrete financial information is not available by service line at the level necessary for management to assess performance or make resource allocation decisions.

The Company’s Eastern, Central and Western operating divisions are combined into one reportable segment in accordance with the criteria outlined in SFAS 131. The aggregation of the three operating divisions is consistent with the objective and basic principles of SFAS 131 in that it provides the users of the financial statements with the same information that management uses to internally evaluate and manage the business. Each of the Company’s operating divisions provides the same types of services discussed above to similar customer groups, principally individuals. All of the operating divisions have similar economic characteristics, such as similar long-term gross margins. In addition, all of the operating divisions follow the same operating procedures and methods in managing the operations, as services are provided in a similar manner. Each operating division operates in a similar regulatory environment, as each operating division has common objectives and regulatory and supervisory responsibilities (e.g., licensing, certification, program standards, regulatory requirements).

8.                 Accruals for Self-Insurance and Other Commitments and Contingencies

The Company maintains professional and general liability, workers’ compensation, automobile liability and health insurance policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. General and professional liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate. In connection with the Merger, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre- Merger periods. For workers’ compensation, the Company has a $350 per claim retention with statutory limits. Automobile liability has a $100 per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers any individual claims that exceed $250.

Beginning November 1, 2005, the Company’s self-insured portion of professional and general liability claims was transferred into the Company’s wholly-owned subsidiary captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

The Company issued approximately $19.9 million in standby letters of credit as of March 31, 2007 related to the Company’s workers’ compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility.

The Company is in the human services business and therefore has been and reasonably expects it will continue to be subject to claims alleging that the Company, its independently contracted host-home caregivers (called “Mentors”), or its employees failed to provide proper care for a client, as well as claims by the Company’s clients, Mentors, employees or community members against the Company for negligence or intentional misconduct. Included in the Company’s recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company’s programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the ‘‘Risk factors’’ and ‘‘Forward-looking statements’’ sections of this report.

Overview

Founded in 1980, we are a leading provider of home and community-based human services to individuals with mental retardation and other developmental disabilities, at-risk youth and their families, and persons with acquired brain injury. As of March 31, 2007, we provided our services to approximately 23,800 clients in 36 states through approximately 15,900 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, Intermediate Care Facilities for the Mentally Retarded or host home settings, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private-sector payors, mostly in our ABI services.

The largest part of our business is the delivery of services to individuals with mental retardation or a developmental disability. Our MR/DD programs include residential support, day habilitation, vocational services, case management, home health care, personal care and early intervention. We also provide a variety of services to children with severe emotional, developmental, medical and behavioral challenges, as well as youth involved in the juvenile justice system, all of whom we refer to as at-risk youth, and to their families. Our ARY services include therapeutic foster care, independent living, family reunification, family preservation, alternative schools and adoption services. We also provide a range of post-acute treatment and care services to individuals with acquired brain injury. Our ABI services range from post-acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient or day treatment and pre-vocational services.

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

As detailed in note 1 to the financial statements, on June 29, 2006, we were merged with an affiliate of Vestar Capital Partners V, L.P. (the “Merger”). The Merger was accounted for under the purchase method of accounting in accordance with SFAS 141. Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. We are in the process of completing valuations of certain real estate assets; thus the allocation of the purchase price to our assets is subject to adjustment. We have accounted for the Merger in accordance with SAB 54, whereby the parent has ‘‘pushed down’’ the purchase price in revaluing the assets and liabilities of the Company.

Factors affecting our operating results

Demand for home and community-based human services

Our growth in revenues has been directly related to increases in the number of individuals served, as well as, increases in the rates we receive for our services. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, and upon acquisitions. We also attribute the continued growth in our client base to certain trends that are increasing demand in our industry, including demographic, medical and political developments.

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

Expansion

We have grown our business through expansion of existing markets and programs as well as through acquisitions.

Acquisitions

As of March 31, 2007, we have completed 44 acquisitions since 1997, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as ‘‘tuck-in’’ acquisitions. We have pursued larger strategic acquisitions in markets with significant opportunities.

Organic Growth

We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended March 31, 2007, losses on new program starts for programs started within the last 18 months that generated operating losses were $3.2 million.

We also “cross-sell” new services in existing markets. Depending on the nature of the program and the state or county government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.

Net revenues

Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the six months ended March 31, 2007, we derived approximately 94% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Certain of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

Occupancy costs represent a significant portion of our operating costs. As of March 31, 2007, we owned 413 facilities and one office, and we leased 776 facilities and 285 offices. Many of our leased group homes are operated under leases with terms of less than two years. We incur no facility costs for services provided in the home of a Mentor.

Expenses incurred in connection with third-party claims for professional and general liability totaled approximately 0.3% and 0.5% of our net revenues for the three months ended March 31, 2007 and March 31, 2006, respectively and 0.3% and 0.6% of our net revenues for the six months ended

March 31, 2007 and March 31, 2006, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $0.8 million and $0.9 million for the three months ended March 31, 2007 and March 31, 2006, respectively and $1.5 million and $2.2 million for the six months ended March 31, 2007 and March 31, 2006, respectively. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage.

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

Highlights from the Quarter

•       Revenues for the three months ended March 31, 2007 were $227.2 million, net income was $0.3 million and income from operations was $14.2 million.

•       Total debt decreased by approximately $2.6 million from September 30, 2006 to $517.7 million as of March 31, 2007.

•       During the three months ended March 31, 2007, we acquired two companies engaged in behavioral health and human services. New Beginnings was acquired on February 1, 2007 and Integrity was acquired on March 30, 2007. In addition, we expanded our ARY services to our 36th state, New Hampshire.

•       On March 8, 2007, the Company repriced its term B loan facility, which reduced the interest rates applicable to the term B loan by 50 basis points. The rate applicable to LIBOR-based loans has been reduced from LIBOR plus 2.50% to LIBOR plus 2.00% and the rate applicable to Prime rate based loans has been reduced from Prime plus 1.50% to Prime plus 1.00%.

•       In connection with the Transactions, NMH Investment adopted a new equity-based plan and, during the quarter, we issued units of limited liability company interests designated Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan.

•       On March 19, 2007, the Company repurchased the remaining $750,000 of the old notes outstanding for par value plus accrued and unpaid interest.

Results of Operations

The following table sets forth components of net income as a percentage of net revenues:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Statement of operations data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.1	76.2	75.3	75.8
General and administrative	13.2	13.3	13.2	13.7
Depreciation and amortization	5.4	2.9	5.5	2.9
Interest expense	5.6	4.1	5.7	4.0
Provision for income taxes	0.5	1.3	0.2	1.5

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net revenues

Net revenues for the three months ended March 31, 2007 increased by $35.8 million or 18.7% from the three months ended March 31, 2006. Approximately $22.5 million of the $35.8 million increase relates to acquisitions that closed during the last three quarters of fiscal 2006 and the first two quarters of fiscal 2007. Excluding the revenue growth from acquisitions noted above, revenues increased $13.3 million or 7.1% from the three months ended March 31, 2006. Approximately $9.7 million of this increase was due to census and rate increases in our existing programs. The remaining increase of $3.6 million was due to revenues derived from new programs that began operations during the last three quarters of fiscal 2006 and the first two quarters of fiscal 2007.

Cost of revenues

Cost of revenues for the three months ended March 31, 2007 increased by $24.8 million or 17.0% to $170.7 million. As a percentage of net revenues, cost of revenues decreased from 76.2% for the three months ended March 31, 2006 to 75.1% for the three months ended March 31, 2007. The decrease in cost of revenues as a percentage of net revenues is due mostly to a decrease in direct labor costs as a percentage of net revenues. Direct labor costs decreased 1.6% as a percentage of net revenues from 45.4% for the second quarter of fiscal 2006 to 43.8% for the second quarter of fiscal 2007.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2007 increased by $4.5 million or 17.8% to $30.1 million. As a percentage of net revenues, general and administrative expenses decreased from 13.3% for the three months ended March 31, 2006 to 13.2% for the three months ended March 31, 2007. The decrease in general and administrative expenses as a percentage of net revenues is due mostly to a decrease in indirect labor costs as a percentage of net revenues. Indirect labor costs decreased 0.1% as a percentage of net revenues from 6.4% for the second quarter of fiscal 2006 to 6.3% for the second quarter of fiscal 2007.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2007 increased by $6.6 million or 117.0% from the three months ended March 31, 2006 to $12.2 million. The increase in depreciation and amortization reflects the increase in the cost basis of the fixed assets and intangible assets related to the Transactions. Pursuant to SFAS 141, the fixed assets and intangible assets were revalued as of the first day of the successor period, June 30, 2006, and the increased value is being depreciated and amortized over the useful lives of the assets.

Interest expense

Interest expense for the three months ended March 31, 2007 increased by $4.8 million or 60.8% from the three months ended March 31, 2006 to $12.6 million. The increase in interest expense is the result of the credit facility and senior subordinated notes issued in June 2006. The amount of debt increased by $200.9 million and the weighted average interest rate increased by 0.3% as a result of the Transactions.

Provision for income taxes

The provision for income taxes for the three months ended March 31, 2007 was $1.0 million, which represents a 78.2% effective tax rate. The provision for income taxes for the three months ended March 31, 2006 was $2.6 million, which represents a 42.8% effective tax rate. The effective tax rate increased in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 primarily due to the stock-based compensation expense recorded in connection with the issuance of the incentive units during the three months ended March 31, 2007. Since the compensation expense is non-deductible for tax purposes, the compensation expense resulted in a decrease in pre-tax income while the taxable income remained unchanged.

Six months ended March 31, 2007 compared to six months ended March 31, 2006

Net revenues

Net revenues for the six months ended March 31, 2007 increased by $71.7 million or 19.1% from the six months ended March 31, 2006. Approximately $46.2 million of the $71.7 million increase relates to acquisitions that closed during fiscal 2006 and the first two quarters of fiscal 2007. Excluding the revenue growth from acquisitions noted above, revenues increased $25.5 million or 6.9% from the six months ended March 31, 2006. Approximately $19.1 million of this increase was due to census and rate increases in our existing programs. The remaining increase of $6.4 million was due to revenues derived from new programs that began operations during fiscal 2006 and the first two quarters of fiscal 2007.

Cost of revenues

Cost of revenues for the six months ended March 31, 2007 increased by $51.8 million or 18.2% to $336.8 million. As a percentage of net revenues, cost of revenues has decreased from 75.8% for the six months ended March 31, 2006 to 75.3% for the six months ended March 31, 2007. The decrease in cost of revenues as a percentage of net revenues is due mostly to a decrease in direct labor costs as a percentage of net revenues. Direct labor costs decreased 1.3% as a percentage of net revenues from 46.1% for the six months ended March 31, 2006 to 44.8% for the six months ended March 31, 2007. Offsetting this decrease is a 0.4% increase in payments to Mentors for the six months ended March 31, 2007.

General and administrative expenses

General and administrative expenses for the six months ended March 31, 2007 increased by $7.5 million or 14.6% to $59.0 million. As a percentage of net revenues, general and administrative expenses decreased from 13.7% for the six months ended March 31, 2006 to 13.2% for the six months ended March 31, 2007. The decrease in general and administrative expenses as a percentage of net revenues is due mostly to a decrease in indirect labor costs as a percentage of net revenues. Indirect labor costs decreased 0.2% as a percentage of net revenues from 6.4% for the six months ended March 31, 2006 to 6.2% for the six months ended March 31, 2007. In addition, professional and general liability insurance decreased 0.3% from the six months ended March 31, 2006.

Depreciation and amortization

Depreciation and amortization for the six months ended March 31, 2007 increased by $13.5 million or 121.5% from the six months ended March 31, 2006 to $24.5 million. The increase in depreciation and amortization reflects the increase in the cost basis of the fixed assets and intangible assets related to the Transactions. Pursuant to SFAS 141, the fixed assets and intangible assets were revalued as of the first day of the successor period, June 30, 2006, and the increased value is being depreciated and amortized over the useful lives of the assets.

Interest expense

Interest expense for the six months ended March 31, 2007 increased by $10.5 million or 70.2% from the six months ended March 31, 2006 to $25.5 million. The increase in interest expense is the result of the credit facility and senior subordinated notes issued in June 2006. The amount of debt increased by $200.9 million and the weighted average interest rate increased by 0.3% as a result of the Transactions.

Provision for income taxes

The provision for income taxes for the six months ended March 31, 2007 was 1.1 million, which represents a 71.7% effective tax rate. The provision for income taxes for the six months ended March 31, 2006 was $5.5 million, which represents a 42.4% effective tax rate. The effective tax rate increased in the six months ended March 31, 2007 as compared to the six months ended March 31, 2006 primarily due to the stock-based compensation expense recorded in connection with the issuance of incentive units during the three months ended March 31, 2007. Since the compensation expense is non-deductible for tax purposes, the compensation expense resulted in a decrease in pre-tax income while the taxable income remained unchanged.

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements.

Cash flows from operations were $15.9 million for the six months ended March 31, 2007. Our DSO increased approximately three and half days from 44.7 days at September 30, 2006 to 48.2 days at March 31, 2007. The increase in DSO was primarily due to the acquisition of businesses with higher DSO during the six months ended March 31, 2007. In addition, the six months ended March 31, 2007 also included a $4.0 million build up in accounts receivable related to the acquisition of BHC as well as an increase in accounts receivables due to the increase in revenues. Cash flows from operations included a decrease in other assets of $11.2 million primarily due to the receipt of the income tax refund related to prior fiscal years.

Net cash used in investing activities, primarily including cash paid for acquisitions and purchases of property and equipment, was $29.4 million for the six months ended March 31, 2007. Cash paid for acquisitions for the six months ended March 31, 2007 was $24.7 million reflecting the purchase price for five acquisitions during the six months ended March 31, 2007. This includes the purchase of TPI for approximately $9.1 million and the purchase of RCDS for approximately $13.1 million. Cash paid for property and equipment for the six months ended March 31, 2007 was $6.0 million or 1.3% of net revenues compared to $6.2 million or 1.7% of net revenues for the six months ended March 31, 2006.

Net cash used in financing activities for the six months ended March 31, 2007 was $4.5 million, including the repayment of approximately $2.6 million of long-term debt. The repayment of debt primarily included two scheduled term B loan payments of an aggregate of $1.7 million made during the six months ended March 31, 2007 and the repurchase of the remaining $750,000 of the old notes on March 19, 2007. In addition, we paid approximately $1.8 million of deferred financing fees during the six months ended March 31, 2007.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of March 31, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$517,741	$3,747	$7,494	$10,763	$495,737
Operating lease obligations(2)	108,168	30,621	39,827	23,434	14,286
Capital lease obligations	566	325	221	20	—
Standby letters of credit	19,920	19,920	—	—	—
Total obligations and commitments	$646,395	$54,613	$47,542	$34,217	$510,023

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

Accruals for Self-Insurance

We maintain professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers compensation, automobile and professional and general liability programs are based on analyses performed internally by management or by outside consultants or based on actuarially determined estimates by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. As such, these changes in estimates are recorded as charges or credits to the statement of operations in a period subsequent to the change in estimate.

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

Stock-Based Compensation

Predecessor

Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payments (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“FAS 123”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition.

Under SFAS 123(R), entities that used the minimum-value method, as the predecessor Company had, to measure compensation cost for stock options under SFAS 123 for financial statement recognition or pro forma disclosure purposes are required to use the prospective method. Under the prospective method, entities continue to account for nonvested awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes. All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

The predecessor Company adopted SFAS 123(R) for options granted under the stock option plan in existence at the time of adoption using the prospective method. Therefore, the predecessor Company accounted for nonvested awards outstanding at the date of adoption in the same manner it accounted for them prior to adoption under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company used the Black-Scholes option valuation model to determine the fair value of share-based payments granted after October 1, 2005.

At the time of the Merger, all unvested stock options became vested in accordance with the change in control provision of the original stock option agreements. According to the Merger Agreement, all stock options outstanding at the time of the Merger were cancelled, and the holders of vested options received a cash payment in the amount equal to the excess of the fair market value over the exercise price per share, for which a compensation charge was recorded in the predecessor Company’s statement of operations.

Successor

In connection with the Transactions, NMH Investment adopted a new equity-based plan, and during the three months ended March 31, 2007, issued units of limited liability company interests designated Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B and Class E units vest over a five year service period. The Class C and Class D units vest based on certain performance and/or market conditions being met. The estimated fair value of the units, less an assumed forfeiture rate, will be recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.

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

Forward-Looking Statements

Some of the matters discussed in this report may constitute forward-looking statements.

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

The information in this report is not a complete description of our business or the risks associated with an investment in the notes. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk factors” in this report as well as the following:

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006. The rate and term of the interest rate swaps is 5.32% and four years, respectively. The amount of the term B loan subject to the interest rate swap agreements will reduce to $85.7 million by the end of the four-year term. As a result of the interest rate swap agreements, the variable rate debt outstanding was reduced from $337.7 million outstanding to $118.6 million outstanding at March 31, 2007 compared to $339.6 million outstanding to $119.1 million outstanding at September 30, 2006. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the revolver, which has an interest rate based on LIBOR plus 2.50% or Prime plus 1.50%, subject to reduction depending on the Company’s leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. As of March 31, 2007, the Company had no borrowings under the senior secured revolving credit facility. An increase in the interest rate by 100 basis points on the debt balance outstanding as of March 31, 2007, would increase annual interest expense by approximately $1.2 million.

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

We derive substantially all of our revenues from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal dollars ranging from 50% to more than 77% of total costs, a number based largely on a state’s per capita income. Our revenues, therefore, are determined by the size of federal, state and local governmental spending for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced budgetary pressures from time to time and, during these times, some of these states have initiated service reductions, rate freezes and/or rate reductions. Similarly, programmatic changes such as conversions to managed care, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

Failure to obtain increases in reimbursement rates could adversely affect our revenues, cash flows and profitability.

Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 17% of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

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

Our employees are generally not unionized. However, as of March 31, 2007, approximately 16 of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. In addition, future unionization activities may result in an increase of our labor and other costs. If any of the employees covered in the future by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the notes.

We have a significant amount of indebtedness. As of March 31, 2007, we had total indebtedness of approximately $517.7 million and $125.0 million of availability under our senior revolving credit facility. Our senior credit facilities also include a $20.0 million synthetic letter of credit facility, which has been fully utilized.

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

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the six months ended March 31, 2007, our aggregate rental payments for these leases, including taxes and operating expenses, were approximately $17.2 million. These obligations could further increase the risks described above.

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

We are in the human services business and therefore we have been and continue to be subject to claims alleging that we, our Mentors or our employees failed to provide proper care for a client, as well as claims by our clients, our Mentors, our employees or community members against us for negligence or intentional misconduct. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings. We currently insure through our captive subsidiary amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. An award in excess of our third-party insurance limits and self-insurance reserves could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance.

We also are subject to potential lawsuits under the False Claims Act or other federal whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards and bounties to private plaintiffs who successfully bring these suits. Finally, we are also subject to employee-related claims including wrongful discharge or discrimination, a violation of equal employment law or the Fair Labor Standards Act and novel intentional tort claims.

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

Our success depends to a significant degree on our ability to attract and retain qualified and experienced human service professionals who possess the skills and experience necessary to deliver quality services to our clients and manage our operations. We face competition for certain categories of our employees, particularly service provider employees, based on the wages, benefits and other working conditions we offer. Contractual requirements and client needs determine the number, education and experience levels of human service professionals we hire. Our ability to attract and retain employees with the requisite credentials, experience and skills depends on several factors including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

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

We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the maintenance and management of our work place for our employees, the quality of our service, the revenues we receive for our services, and reimbursement for the cost of our services. Compliance with these laws, regulations and policies is expensive, and if we fail to comply with these laws, regulations and policies, we could lose contracts and the related revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which requires the establishment of privacy standards for health care information storage, retrieval and dissemination as well as electronic transmission and security standards, could result in potential penalties in certain of our businesses if we fail to comply with these privacy and security standards.

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

The Sarbanes-Oxley Act of 2002, to the extent we are subject to it, will require changes in some of our corporate governance and compliance practices. We are in the process of evaluating, testing and implementing internal controls over financial reporting to enable management to report on, and our independent registered public accounting firm to attest to, such internal controls as required by Section 404 of the Sarbanes-Oxley Act. While we expect to be compliant with the requirements of Section 404 when required, we cannot be certain as to the timing of the completion of our evaluation, testing and remediation or the impact of the same on our operations. The decentralized nature of our operations makes compliance with the requirements of the Sarbanes-Oxley Act more challenging. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we could be forced to conclude that our internal controls are not effective. As a result there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements and we could be subject to investigation and sanctions by regulatory authorities. In addition, we may be required to incur costs in improving our internal controls and hiring additional personnel. Any such events could negatively affect our financial condition and operating results.

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

Approximately 5% of our net revenues for the six months ended March 31, 2007, were derived from contracts with subsidiaries of Alliance Health and Human Services, Inc. or “Alliance,” an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

Historically, some state governments have interpreted federal law to preclude them from receiving federal reimbursement under Title IV-E of the Social Security Act for ARY services provided under a contract with a proprietary organization. However, in 2005 the Fair Access Foster Care Act of 2005 was signed into law, thereby allowing states to seek reimbursement from the federal government for ARY services provided by proprietary organizations. In some jurisdictions that interpreted the prior federal law to preclude them from seeking reimbursement for ARY services provided under a contract with a proprietary provider, or in others that prefer to contract with not-for-profit providers, we provide ARY services as a subcontractor of Alliance. We do not control Alliance, and none of our employees or agents has a role in the management of Alliance. Although Edward Murphy, our President and Chief Executive Officer, was an officer and director of Alliance immediately prior to becoming our President in September 2004, Mr. Murphy has no further role in the management of Alliance. Our ARY business could be harmed if Alliance chooses to discontinue all or a portion of its service agreements with us. Our ARY business could also be harmed if the state or local governments that prefer that ARY services be provided by not-for-profit organizations determine that they do not want the service performed indirectly by for-profit companies like us on behalf of not-for-profit organizations. We cannot assure you that our contracts with Alliance will continue, and if these contracts are terminated without our consent, it could have a material adverse effect on our business, financial condition and operating results. Alliance and its subsidiaries are organized as non-profit corporations and are recognized as tax-exempt under section 501(c)(3) of the Internal Revenue Code. As such, Alliance is subject to the public charity regulations of the states in which it operates and to the federal regulations governing tax-exempt entities. If Alliance fails to comply with the laws and regulations of the states in which it operates or with the federal regulations, it could be subject to penalties and sanctions, including the loss of tax-exempt status, which could preclude it from continuing to contract with certain state and local governments. Our business could be harmed if Alliance lost its contracts and was therefore unable to continue to contract with us.

Government reimbursement procedures are time-consuming and complex, and failure to comply with these procedures could adversely affect our liquidity, cash flows and operating results.

The government reimbursement process is time-consuming and complex, and there can be delays before we receive payment. Government reimbursement, group home credentialing and Medicaid recipient eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other reasons, securing documentation and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted. If there is a billing error, the process to resolve the error may be time-consuming and costly. To the extent that complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for write-offs. We can provide no assurance that we will be able to collect payment for claims at our current levels in future periods. The risks associated with third-party payors and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our liquidity, cash flows and operating results.

We conduct a significant percentage of our operations in Minnesota and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.

For the six months ended March 31, 2007, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. In the past, our operations in Minnesota were subject to rate reductions, although recently we have received rate increases. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

We may be more susceptible to the effects of a public health catastrophe than other businesses due to the vulnerable nature of our client population.

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

NATIONAL MENTOR HOLDINGS, INC.
May 15, 2007	/s/ EDWARD M. MURPHY
	By:	Edward M. Murphy
	Its:	President and Chief Executive Officer
May 15, 2007	/s/ DENIS M. HOLLER
	By:	Denis M. Holler
	Its:	Senior Vice President of Finance and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006 (the “S-4”)
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Filed herewith
3.2	By-Laws of National Mentor Holdings, Inc.	Filed herewith
4.1	Indenture, dated as of June 29, 2006, by and among National Mentor Holdings, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of S-4
4.2	Supplemental Indenture, dated as of January 11, 2007, by and among National Mentor Holdings, Inc., Rockland Child Development Services, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to National Mentor Holdings, Inc. Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the “S-4/A”)
4.3

Registration Rights Agreement, dated as of June 29, 2006, by and among National MENTOR Holdings, Inc., the guarantors named therein and J.P. Morgan Securities Inc., UBS Investment Bank and Banc of America Securities LLC with respect to 11 1/4% Senior Subordinated Notes due 2014.

Incorporated by reference to Exhibit 4.2 of S-4
4.4	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.3 of S-4
10.1.1	Credit Agreement, dated June 29, 2006, among NMH Holdings, LLC, National MENTOR Holdings, Inc., the several lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of S-4
10.1.2	First Amendment, dated February 28, 2007, to Credit Agreement, dated June 29, 2006.	Filed herewith
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