Form 10-Q
period 2007-06-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2007-08-14
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

		PAGE
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2007 (Successor) and September 30, 2006 (Successor)	3
	Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2007 (Successor) and the period from April 1, 2006 through June 29, 2006 and the period from October 1, 2005 through June 29, 2006 (Predecessor)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 (Successor), the period from June 29 through June 30, 2006 (Successor) and the period from October 1, 2005 through June 29, 2006 (Predecessor)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	31
Item 1A	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
Signatures		42

PART I.                   FINANCIAL INFORMATION

Item 1.                        Financial Statements

National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	Successor	Successor
	June 30	September 30
	2007	2006
Assets
Current assets
Cash and cash equivalents	$30,880	$29,015
Accounts receivable, net	112,845	98,791
Deferred tax assets, net	6,684	5,843
Prepaid expenses and other current assets	11,715	22,313
Total current assets	162,124	155,962
Property and equipment, net	132,989	134,008
Intangible assets, net	498,752	505,060
Goodwill	190,368	184,375
Other assets	20,766	21,260
Total assets	$1,004,999	$1,000,665
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$16,785	$21,169
Accrued payroll and related costs	48,720	48,432
Other accrued liabilities	37,163	26,798
Obligations under capital lease, current	283	393
Current portion of long-term debt	3,747	3,747
Total current liabilities	106,698	100,539
Other long-term liabilities	4,020	3,548
Deferred tax liabilities, net	130,079	130,709
Obligations under capital lease, less current portion	187	383
Long-term debt, less current portion	513,058	516,618
Total liabilities	754,042	751,797
Shareholders’ equity
Common stock	—	—
Additional paid-in-capital	254,327	253,627
Other comprehensive loss, net of tax	(94)	(1,095)
Accumulated deficit	(3,276)	(3,664)
Total shareholders’ equity	250,957	248,868
Total liabilities and shareholders’ equity	$1,004,999	$1,000,665

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2007	Period from April 1 through June 29, 2006	Nine Months Ended June 30, 2007	Period from October 1 through June 29, 2006
Net revenues	$229,086	$204,551	$676,623	$580,356
Cost of revenues	173,176	154,871	509,985	439,878
Gross profit	55,910	49,680	166,638	140,478
Operating expenses:
General and administrative	31,317	27,146	90,278	78,608
Stock option settlement	—	26,880	—	26,880
Depreciation and amortization	12,953	6,460	37,493	17,539
Transaction costs	—	8,537	—	9,136
Total operating expenses	44,270	69,023	127,771	132,163
Income (loss) from operations	11,640	(19,343)	38,867	8,315
Other income (expense):
Management fee of related party	(234)	(63)	(672)	(198)
Other expense, net	(79)	(119)	(399)	(177)
Interest income	241	197	776	646
Interest expense	(12,330)	(36,755)	(37,803)	(51,719)
(Loss) income before (benefit) provision for income taxes	(762)	(56,083)	769	(43,133)
(Benefit) provision for income taxes	(717)	(16,838)	381	(11,347)
Net (loss) income	$(45)	$(39,245)	$388	$(31,786)

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Successor		Predecessor
	Nine Months Ended June 30, 2007	Period from June 29 through June 30, 2006	Period from October 1 through June 29, 2006
Operating activities
Net income (loss)	$388	$—	$(31,786)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Accounts receivable allowances	5,289	—	3,641
Depreciation and amortization of property and equipment	14,048	—	10,276
Amortization of other intangible assets	23,445	—	7,263
Amortization of deferred debt financing costs	2,378	—	8,634
Amortization of excess tax goodwill	—	—	305
Stock based compensation	558	—	583
Loss on disposal of property and equipment	737	—	192
Changes in operating assets and liabilities:
Accounts receivable	(14,305)	—	(15,174)
Other assets	10,760	(100)	(10,548)
Accounts payable	(4,469)	(8,253)	11,755
Accrued payroll and related costs	(1,565)	(26,256)	34,688
Other accrued liabilities	4,594	(24,621)	23,107
Deferred taxes	(1,471)	—	(5,102)
Other long-term liabilities	471	256	(124)
Net cash provided by (used in) operating activities	40,858	(58,974)	37,710
Investing activities
Cash paid for acquisitions, net of cash received	(24,819)	—	(30,400)
Purchases of property and equipment	(9,787)	—	(9,976)
Cash proceeds from sale of property and equipment	1,173	—	528
Net cash used in investing activities	(33,433)	—	(39,848)
Financing activities
Repayments of long-term debt	(3,561)	(314,121)	(10,608)
Repayments of capital lease obligations	(306)	—	(325)
Proceeds from officer notes	—	—	49
Proceeds from issuance of long-term debt	—	515,000	—
Parent capital contribution	141	253,627	—
Purchase and retirement of common stock	—	(364,074)	(1,488)
Payments of deferred financing costs	(1,834)	(19,423)	(650)
Transaction costs paid on behalf of parent	—	(7,088)	—
Net cash used in financing activities	(5,560)	63,921	(13,022)
Net increase (decrease) in cash and cash equivalents	1,865	4,947	(15,160)
Cash and cash equivalents at beginning of period	29,015	14,147	29,307
Cash and cash equivalents at end of period	$30,880	$19,094	$14,147

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
June 30, 2007
(Unaudited)

1.                 Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a national provider of home and community-based human services to (i) individuals with mental retardation and/or developmental disabilities (“MR/DD”); (ii) at-risk children and youth with emotional, behavioral or medically complex needs and their families (“ARY”); and (iii) persons with acquired brain injury (“ABI”). Since the Company’s founding in 1980, the Company has grown to provide services to approximately 23,600 clients in 36 states. The Company designs customized service plans to meet the unique needs of its clients in home and community based settings. Most of the Company’s services involve residential support, typically in small group home or host home settings, designed to improve the Company’s clients’ quality of life and to promote client independence and participation in community life. Services that the Company provides include day programs, vocational services, case management, early intervention, post-acute treatment and neurorehabilitation services, among others. The Company’s customized services offer the Company’s clients, as well as the payors for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the period from June 30, 2006 through September 30, 2006 and the period from October 1, 2005 through June 29, 2006, which are on file with the SEC. Operating results for the three and nine months ended June 30, 2007 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

The term “successor” refers to the Company following the acquisition and related transactions on June 29, 2006, described below, and the term “predecessor” refers to the Company prior to these transactions. The operating and cash flows results for the predecessor periods April 1, 2006 through June 29, 2006 and October 1, 2005 through June 29, 2006 reflect the operating results of the Company through June 30, 2006, as one day of operations is not deemed material to present separately. The cash flows results shown for the period from June 29, 2006 through June 30, 2006 represent only the cash flows associated with the Merger and related financing transactions described below.

Acquisition and Related Transactions

On June 29, 2006, pursuant to the terms of a merger agreement (the “Merger Agreement”), dated as of March 22, 2006, among the Company, NMH Holdings, LLC (“Parent”) and NMH MergerSub, Inc. (“MergerSub”), MergerSub merged with and into the Company, with the Company being the surviving corporation (the “Merger”). As a result of the Merger, Vestar Capital Partners V, L.P. (“Vestar”), an affiliate of Vestar and certain management investors, through Parent and NMH Investment, LLC (“NMH Investment”), the parent company of Parent, own the Company. The equity structure of NMH Investment has not been pushed-down into the financial statements of the Company. The Merger and related financing transactions are referred to together as the “Transactions.”

The Merger was accounted for under the purchase method of accounting in accordance with Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. The Company completed the valuation of its real estate assets in the third quarter of fiscal 2007. The Company has accounted for the Merger in accordance with Staff Accounting Bulletin No. 54, Push Down Accounting (SAB 54), where the parent has “pushed down” the purchase price in revaluing the assets and liabilities of the Company.

Pursuant to the Merger, each outstanding share of common stock of the Company was converted into the right to receive cash, and each outstanding share of common stock of MergerSub was converted into one share of common stock of the Company. Vested options to purchase common stock of the Company outstanding at the time of the Merger were converted into the right to receive cash less the exercise price of such option. Certain members of the Company’s management team and employees agreed to exchange certain of their equity interests in the Company into Class A common units and preferred units of NMH Investment. In addition, certain management and employee investors and certain members of the Company’s Board of Directors are participating in the equity of NMH Investment through purchases of additional common and preferred units of NMH Investment. Vestar, an affiliate of Vestar and the management and employee investors, invested approximately $253.6 million in units of NMH Investment, as of June 30, 2007. On July 5, 2007, NMH Holdings, Inc., the Company’s indirect parent company, used the proceeds of its offering of senior floating rate toggle notes due 2014, which are unsecured and not guaranteed by the Company or any of its affiliates, to pay a dividend of approximately $170.3 million to NMH Investment. The dividend was used by NMH Investment to pay a return of capital in respect of its preferred units (see note 9).

Parent owns all of the issued and outstanding common stock of the Company. Vestar and its affiliate own approximately 92% of the voting units in NMH Investment. NMH Investment owns NMH Holdings, Inc., which in turn, owns Parent. The remaining voting units in NMH Investment are owned by the management and employee investors and certain members of the Company’s Board of Directors.

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

The aggregate purchase price paid in connection with the closing of the Merger has been allocated as follows:

Cash	$14,147
Accounts receivable	100,117
Other assets, current and long-term	24,245
Property and equipment	137,326
Identifiable intangible assets	512,665
Goodwill	182,166
Accounts payable and accrued expenses	(89,174)
Debt	(6,310)
Deferred tax liabilities, net	(128,210)
Long-term liabilities	(3,703)
$743,269

In connection with the Transactions, NMH Investment adopted a new equity-based plan and during the second quarter of fiscal 2007 issued an aggregate of 544,289 units of limited liability company interests designated Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. See note 6 for additional information.

2.                 Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position, results of operations and cash flows.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2007	Period from April 1 through June 29, 2006	Nine Months Ended June 30, 2007	Period from October 1 through June 29, 2006
Net (loss) income	$(45)	$(39,245)	$388	$(31,786)
Changes in gains on derivatives, net of tax	1,034	—	1,001	—
Comprehensive income (loss)	$989	$(39,245)	$1,389	$(31,786)

4.                 Long-term Debt

In connection with the Transactions, the Company terminated all commitments under the previous senior secured revolving credit facility and repaid all outstanding borrowings under the previous senior credit facility and paid any accrued and unpaid interest. The new senior credit facility consists of a $335.0 million seven-year senior secured term loan facility, a $125.0 million six-year senior secured revolving credit facility and a $20.0 million seven-year senior secured synthetic letter of credit facility. At the closing of the Transactions, the Company borrowed $335.0 million under the senior secured term loan facility, utilized the entire $20.0 million synthetic letter of credit facility, and issued $180.0 million in senior subordinated notes. As of June 30, 2007, the Company had not borrowed under the senior secured revolving credit facility.

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

The Company’s long-term debt consists of the following:

	Successor	Successor
	June 30, 2007	September 30 2006
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013; variable interest rate (7.36% and 7.78% at June 30, 2007 and September 30, 2006, respectively)	$331,650	$334,163
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments beginning January 1, 2007 (interest rate of 11 1/4%)	180,000	180,000
Senior subordinated notes, due November 4, 2012; semi-annual cash interest payments beginning June 1, 2005 (interest rate of 9 5/8%)	—	750
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (9.75% at June 30, 2007 and September 30, 2006)	5,155	5,452
	516,805	520,365
Less current portion	3,747	3,747
Long-term debt	$513,058	$516,618

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

The interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company’s option. The interest rate on the term B loan outstanding at June 30, 2007 was equal to LIBOR plus 2.00%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 2.50% or Prime plus 1.50%, at the Company’s option, and subject to reduction depending on the Company’s leverage ratio. Cash paid for interest amounted to approximately $29.7 million and $49.5 million for the nine months ended June 30, 2007 and the period from October 1, 2005 through June 29, 2006, respectively.

The Company has entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan to reduce the interest rate exposure, effective as of August 31, 2006. The rate and term of the interest rate swaps is 5.32% and four years, respectively. The amount of the term B loan subject to the interest rate swap agreements will reduce to $85.7 million by the end of the four-year term. The swap is a derivative and is accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company’s obligations under the interest rate swap agreements terminated at June 30, 2007, was approximately $0.16 million, or approximately $0.1 million after taxes. The fair value of these agreements was determined with the assistance of independent commercial bankers and represents the fair value based on pricing models and independent formulas using current assumptions.

Since the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship does not qualify for use of the shortcut method under SFAS 133. Therefore, the effectiveness of the hedge relationships is being assessed on a quarterly basis during the life of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire change in fair market value is recorded in the shareholders’ equity, net of tax, as other comprehensive loss.

The senior credit facility agreement and the bond indenture contain both affirmative and negative financial and non-financial covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain financial ratios. At June 30, 2007, the Company is in compliance with all covenants.

The priority with regard to the right of payment on the Company’s debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company’s long-term debt. The senior credit facilities are secured by substantially all of the assets of the Company.

For the nine months ended June 30, 2007, the Company incurred deferred financing costs of approximately $1.8 million. The balance sheet included $3.2 million in other current assets and $18.9 million as an other long-term asset, primarily related to the 2006 refinancing. The Company charged approximately $0.8 million and $7.2 million to interest expense for the three months ended June 30, 2007 and the period from April 1, 2006 through June 29, 2006, respectively and $2.4 million and $8.6 million for the nine months ended June 30, 2007 and the period from October 1, 2005 through June 29, 2006, respectively. The charge to interest expense is related to the amortization of deferred financing costs. Included in this charge for the period from October 1, 2005 through June 29, 2006 is approximately $8.0 million due to the shortened amortization period due to the 2006 refinancing.

5.                 Acquisitions

The Company paid for the assets of two companies engaged in behavioral health and human services at the end of fiscal 2006 and took ownership of those assets on October 1, 2006. The assets of the first such company, Mosaic, were acquired for approximately $0.5 million in cash. Mosaic is based in California and operates residential services, including host homes, and day services for individuals with developmental disabilities. In addition, the Company acquired the assets of Behavioral Healthcare of the Carolinas, LLC (“BHC”) for approximately $4.9 million in cash. Based in North Carolina, BHC is a proprietary company that provides mental health counseling, early intervention and after-school programs to children and families in a variety of settings. The cash paid for the two acquisitions was recorded in goodwill as of September 30, 2006 and a full allocation of the purchase price was completed in the first quarter of fiscal 2007.

The aggregate purchase price for the Mosaic and BHC acquisitions was allocated as follows:

Other assets, current and long-term	$37
Property and equipment	164
Identifiable intangible assets	2,822
Goodwill	2,374
$5,397

During the nine months ended June 30, 2007, the Company acquired five additional companies engaged in behavioral health and human services, as described below. These companies were all acquired for cash.

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

•       On March 30, 2007, the Company acquired the assets of Integrity Home Health Care, Inc. for approximately $1.6 million. Integrity is a Medicare-certified home health agency located in Las Vegas, NV. Integrity provides skilled nurses; physical, occupational and speech therapists; medical social workers; and home health aides for patients who require assistance with activities of daily living. In addition, Integrity provides specialized services including complex wound care, infusion therapy, patient and family education and community resource referrals.

The operating results of the acquired entities are included in the consolidated statements of operations from the dates of acquisition. The Company accounted for the acquisitions under the purchase method of accounting in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets on a preliminary basis, with the residual being allocated to goodwill. The Company may make adjustments to the allocation to identified intangible assets upon completion of valuation models, including the discounted cash flow method and avoided cost method.

The aggregate purchase price for Community Connections Services, TPI, RCDS, New Beginnings and Integrity was allocated as follows:

Accounts receivable, net	$4,601
Other assets, current and long-term	52
Property and equipment	331
Identifiable intangible assets	14,315
Goodwill	5,804
Accounts payable and accrued expenses	(834)
$24,269

6.                 Stock-Based Compensation

Predecessor

Prior to the Transactions, the predecessor Company had a stock option plan that provided for the grant to directors, officers and key employees of options to purchase shares of common stock. Options typically had a vesting term of four years and expired ten years from date of grant. The total number of shares of common stock as to which options were granted could not exceed 1,292,952 shares of common stock. As a result of adopting SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), for the period from April 1, 2006 through June 29, 2006 and the period from October 1, 2005 through June 29, 2006, the predecessor Company recorded $223 and $525, respectively, of stock-based compensation expense included in general and administrative expense in the statement of operations.

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

The fair value of options granted during the period from October 1, 2005 through June 29, 2006 was calculated using the following assumptions:

Period from October 1 through June 29, 2006
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

Successor

In connection with the Transactions, NMH Investment adopted a new equity-based plan, and during the second quarter of fiscal 2007, issued approximately 544,289 units of limited liability company interests consisting of 170,170 Class B Units, 178,568 Class C Units, 189,176 Class D Units and 6,375 Class E Units. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. As of June 30, 2007, there were 192,500 Class B Units, 202,000 Class C Units, 214,000 Class D Units and 6,375 Class E Units authorized for issuance under the plan and 22,330 Class B Units, 23,432 Class C Units, 24,824 Class D Units and no Class E Units available for future issuance under the plan.

The Class B Units vest over sixty-one months. Assuming continued employment of the employee with the Company, twenty percent vest at the end of 13 months from the grant date, and the remaining eighty percent vest monthly over the remainder of the term. The Class C Units and Class D Units vest based on certain performance conditions and/or market conditions being met or achieved. The performance condition relates to the Company achieving certain targets, and the market condition relates to Vestar receiving a specified multiple on the investment of its Preferred Units and Class A Units upon a liquidation event. One-third of the Class C Units and one-third of the Class D Units vest at the end of each fiscal year starting from the grant year provided all the performance targets for a particular year are met and assuming continued employment with the Company. The Class E Units vest over time given continued service of the director as a member of the Board of Directors of the Company.

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

In accordance with SFAS 123(R), the Company recorded $279 and $558 of stock-based compensation expense for the three and nine months ended June 30, 2007, respectively, which is included in general and administrative expense in the statements of operations. The summary of activity under the plan for the period from January 1, 2007 through June 30, 2007 is presented below:

	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at December 31, 2006	—	—
Granted	544,289	$7.77
Forfeited	—	—
Vested	—	—
Nonvested balance at March 31, 2007	544,289	$7.77
Granted	—	—
Forfeited	—	—
Vested	—	—
Nonvested balance at June 30, 2007	544,289	$7.77

As of June 30, 2007, there was $3.3 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.6 years.

7.                 Segment Information

The Company provides home and community-based human services for individuals with mental retardation and other developmental disabilities, at-risk youth and their families and persons with acquired brain injury. Until recently, the Company operated its business in three operating divisions: an Eastern Division, a Central Division and a Western Division. Currently, the Company is in the process of transitioning into two operating groups. For the reasons discussed below, the Company’s operating divisions are aggregated to represent one reportable segment, human services, under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company’s one reportable segment.

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

8.                 Accruals for Self-Insurance and Other Commitments and Contingencies

The Company maintains professional and general liability, workers’ compensation, automobile liability and health insurance policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. General and professional liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate. In connection with the Merger, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre- Merger periods. For workers’ compensation, the Company has a $350,000 per claim retention with statutory limits. Automobile liability has a $100,000 per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $250,000 on a per member basis.

Beginning November 1, 2005, the Company’s self-insured portion of professional and general liability claims was transferred into the Company’s wholly-owned subsidiary captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

The Company issued approximately $20.8 million in standby letters of credit as of June 30, 2007 related to the Company’s workers’ compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility. The availability under our senior secured revolving credit facility was reduced by $0.8 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

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

9.                 Subsequent event

On July 5, 2007, NMH Holdings, Inc., our indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”). The NMH Holdings notes are unsecured and are not guaranteed by the Company or any of its affiliates.

Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings will pay the initial interest payment on the notes entirely in PIK Interest (defined below). For any interest payment after the first interest payment through June 15, 2012, NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes (“PIK Interest”) or (c) 50% in cash and 50% in PIK Interest. After June 15, 2012, NMH Holdings will be required to pay all interest on the NMH Holdings notes in cash. NMH Holdings currently expects to elect to pay entirely PIK Interest through June 15, 2012.

NMH Holdings used the proceeds of approximately $172.4 million, which reflects the NMH Holdings notes net of original issue discount of $2.625 million, from the offering to (i) pay an approximately $170.3 million dividend to its parent, NMH Investment, which was used by NMH Investment to pay a return of capital in respect of its preferred units and (ii) pay fees and expenses related to the offering.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides an assessment of our results of operations, liquidity and capital resources and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Forward-looking statements” sections of this report.

Overview

Founded in 1980, we are a leading provider of home and community-based human services to individuals with mental retardation and other developmental disabilities, at-risk youth and their families, and persons with acquired brain injury. As of June 30, 2007, we provided our services to approximately 23,600 clients in 36 states through approximately 16,200 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, Intermediate Care Facilities for the Mentally Retarded or host home settings, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private sector payors, mostly in our ABI services.

The largest part of our business is the delivery of services to individuals with mental retardation or a developmental disability. Our MR/DD programs include residential support, day habilitation, vocational services, case management, home health care and personal care. We also provide a variety of services to children with severe emotional, developmental, medical and behavioral challenges, as well as youth involved in the juvenile justice system, all of whom we refer to as at-risk youth, and to their families. Our ARY services include therapeutic foster care, independent living, family reunification, family preservation, alternative schools and adoption services. We also provide a range of post-acute treatment and care services to individuals with acquired brain injury. Our ABI services range from post-acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient or day treatment and pre-vocational services.

We operate our business as one human services reporting segment. Until recently, this segment had been organized into three divisions, an Eastern Division, a Central Division and a Western Division, and we are in the process of changing into two operating groups. Our service lines do not represent operating segments per SFAS 131 as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Also, discrete financial information is not available by service line at the level necessary for management to assess the performance or make resource allocation decisions.

As detailed in note 1 to the financial statements, on June 29, 2006, we were merged with an affiliate of Vestar Capital Partners V, L.P. (the “Merger”). The Merger was accounted for under the purchase method of accounting in accordance with SFAS 141. Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. We completed the valuation of our real estate assets in the third quarter of fiscal 2007. We have accounted for the Merger in accordance with SAB 54, whereby the parent has “pushed down” the purchase price in revaluing the assets and liabilities of the Company.

Factors affecting our operating results

Demand for home and community-based human services

Our growth in revenues has been directly related to increases in the number of individuals served as well as increases in the rates we receive for our services. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, and upon acquisitions. We also attribute the continued growth in our client base to certain trends that are increasing demand in our industry, including demographic, medical and political developments.

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

Acquisitions

As of June 30, 2007, we have completed 44 acquisitions since 1997, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as “tuck-in” acquisitions. We have pursued larger strategic acquisitions in markets with significant opportunities. See note 5 to the condensed consolidated financial statements for additional information.

Organic Growth

We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended June 30, 2007, losses on new program starts for programs started within the last 18 months that generated operating losses were $3.2 million.

We also “cross-sell” new services in existing markets. Depending on the nature of the program and the state or county government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.

Net revenues

Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the nine months ended June 30, 2007, we derived approximately 94% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Certain of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

Occupancy costs represent a significant portion of our operating costs. As of June 30, 2007, we owned 413 facilities and one office, and we leased 796 facilities and 278 offices. Many of our leased group homes are operated under leases with terms of less than two years. We incur no facility costs for services provided in the home of a Mentor.

Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.2% and 0.6% of our net revenues for the three months ended June 30, 2007 and the period from April 1, 2006 through June 29, 2006, respectively and 0.3% and 0.6% of our net revenues for the nine months ended June 30, 2007 and the period from October 1, 2005 through June 29, 2006, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $0.5 million and $1.1 million for the three months ended June 30, 2007 and the period from April 1, 2006 through June 29, 2006, respectively, and $2.0 million and $3.3 million for the nine months ended June 30, 2007 and the period from October 1, 2005 through June 29, 2006, respectively. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage.

Our cost of net revenues as a percentage of revenues for our different services may vary, with our ABI services, generally, having the highest margin (or lowest costs as a percentage of revenues). We believe that although we have received only limited increases in rates in the aggregate during these periods and certain of our expenses have increased, we have been able to maintain these percentages by, among other things, modifying our overhead cost and controlling our labor, benefits and general and professional liability expenses. Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses.

Highlights from the Quarter

•       Revenues for the three months ended June 30, 2007 were $229.1 million, net loss was $0.05 million and income from operations was $11.6 million.

•       Total debt, including obligations under capital leases, decreased by approximately $3.8 million from $521.1 million as of September 30, 2006 to $517.3 million as of June 30, 2007.

•       On July 5, 2007, NMH Holdings, Inc., our indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”). See note 9 to the condensed consolidated financial statements for additional information.

Results of Operations

The following table sets forth components of net income as a percentage of net revenues. The term “Successor” refers to the Company following the acquisition and related transactions on June 29, 2006, and the term “Predecessor” refers to the Company prior to these transactions. The operating results for the predecessor periods April 1, 2006 through June 29, 2006 and October 1, 2005 through June 29, 2006 reflect the operating results of the Company through June 30, 2006, as one day of operations is not deemed material to present separately.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2007	Period from April 1 through June 29, 2006	Nine Months Ended June 30, 2007	Period from October 1 through June 29, 2006
Statement of operations data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.6	75.7	75.4	75.8
General and administrative	13.7	13.3	13.3	13.5
Stock option settlement	—	13.1	—	4.6
Depreciation and amortization	5.7	3.2	5.5	3.0
Transaction costs	—	4.2	—	1.6
Interest expense	5.4	18.0	5.6	8.9
(Benefit) provision for income taxes	(0.3)	(8.2)	0.1	(2.0)

Three months ended June 30, 2007 compared to the period from April 1, 2006 through June 29, 2006

Net revenues

Net revenues for the three months ended June 30, 2007 increased by $24.5 million or 12.0% from the period from April 1, 2006 through June 29, 2006 to $229.1 million. Approximately $15.1 million of the $24.5 million increase relates to acquisitions that closed during the last two quarters of fiscal 2006 and the first three quarters of fiscal 2007. Excluding the revenue growth from acquisitions noted above, revenues increased $9.4 million or 4.6% from the period from April 1, 2006 through June 29, 2006. Approximately $6.1 million of this increase was due to census and rate increases in our existing programs. The remaining increase of $3.3 million was due to revenues derived from new programs that began operations during the last two quarters of fiscal 2006 and the first three quarters of fiscal 2007.

Cost of revenues

Cost of revenues for the three months ended June 30, 2007 increased by $18.3 million or 11.8% to $173.2 million. As a percentage of net revenues, cost of revenues has remained essentially constant at 75.6% and 75.7% for the three months ended June 30, 2007 and the period from April 1, 2006 through June 29, 2006, respectively. The increase in cost of revenues for the three months ended June 30, 2007 is consistent with the ratio of growth of the business.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2007 increased by $4.2 million or 15.4% to $31.3 million. As a percentage of net revenues, general and administrative expenses increased from 13.3% for the period from April 1, 2006 through June 29, 2006 to 13.7% for the three months ended June 30, 2007. The increase in general and administrative expenses as a percentage of net revenues is due mostly to an increase in labor costs as a percentage of net revenues. Indirect labor costs increased 0.5% as a percentage of net revenues from 6.2% for the period from April 1, 2006 through June 29, 2006 to 6.7% for the third quarter of fiscal 2007.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2007 increased by $6.5 million or 101% from the period from April 1, 2006 through June 29, 2006 to $13.0 million. The increase in depreciation and amortization reflects the increase in the cost basis of the fixed assets and intangible assets related to the Transactions. Pursuant to SFAS 141, the fixed assets and intangible assets were revalued as of the first day of the successor period, June 30, 2006, and the increased value is being depreciated and amortized over the useful lives of the assets.

Interest expense

Interest expense for the three months ended June 30, 2007 decreased by $24.4 million or 66.5% from the period from April 1, 2006 through June 29, 2006 to $12.3 million. The decrease in interest expense is primarily due to the predecessor Company recording interest expense as of June 29, 2006 of $22.5 million related to the premium and expenses paid in connection with the tender offer for the old notes as part of the transactions.

Benefit for income taxes

The benefit for income taxes of $0.7 million for the three months ended June 30, 2007 was due to loss before benefit for income taxes of $0.8 million generated during the period. The effective tax rate for the three months ended June 30, 2007 was 94.1% which is primarily due to the reduction of the provision recorded in prior quarters of fiscal 2007.

Nine months ended June 30, 2007 compared to the period from October 1 2005 through June 29, 2006

Net revenues

Net revenues for the nine months ended June 30, 2007 increased by $96.3 million or 16.6% from the period from October 1, 2005 through June 29, 2006 to $676.6 million. Approximately $60.0 million of the $96.3 million increase relates to acquisitions that closed during fiscal 2006 and the first three quarters of fiscal 2007. Excluding the revenue growth from acquisitions noted above, revenues increased $36.3 million or 6.2% from the period from October 1, 2005 through June 29, 2006. Approximately $26.6 million of this increase was due to census and rate increases in our existing programs. The remaining increase of $9.7 million was due to revenues derived from new programs that began operations during fiscal 2006 and the first three quarters of fiscal 2007.

Cost of revenues

Cost of revenues for the nine months ended June 30, 2007 increased by $70.1 million or 15.9% to $510.0 million. As a percentage of net revenues, cost of revenues has decreased from 75.8% for the period from October 1, 2005 through June 29, 2006 to 75.4% for the nine months ended June 30, 2007. The decrease in cost of revenues as a percentage of net revenues is due mostly to a decrease in direct labor costs as a percentage of net revenues. Direct labor costs decreased 1.0% as a percentage of net revenues from 45.7% for the period from October 1, 2006 through June 29, 2006 to 44.7% for the nine months ended June 30, 2007. Offsetting this decrease is a 0.6% increase in payments to Mentors for the nine months ended June 30, 2007.

General and administrative expenses

General and administrative expenses for the nine months ended June 30, 2007 increased by $11.7 million or 14.8% to $90.3 million. As a percentage of net revenues, general and administrative expenses decreased from 13.5% for the period from October 1, 2005 through June 29, 2006 to 13.3% for the nine months ended June 30, 2007. The decrease in general and administrative expenses as a percentage of net revenues is due mostly to a decrease in professional and general liability insurance. Professional and general liability insurance decreased 0.3% as a percentage of net revenues from 0.6% for the period from October 1, 2006 through June 29, 2006 to 0.3% for the nine months ended June 30, 2007. Offsetting this decrease is a 0.2% increase in professional services for the period from October 1, 2006 through June 29, 2006 to the nine months ended June 30, 2007.

Depreciation and amortization

Depreciation and amortization for the nine months ended June 30, 2007 increased by $20.0 million or 113.8% from the period from October 1, 2005 through June 29, 2006 to $37.5 million. The increase in depreciation and amortization reflects the increase in the cost basis of the fixed assets and intangible assets related to the Transactions. Pursuant to SFAS 141, the fixed assets and intangible assets were revalued as of the first day of the successor period, June 30, 2006, and the increased value is being depreciated and amortized over the useful lives of the assets.

Interest expense

Interest expense for the nine months ended June 30, 2007 decreased by $13.9 million or 26.9% from the period from October 1, 2005 through June 29, 2006 to $37.8 million. The decrease in interest expense is primarily due to the predecessor Company recording interest expense as of June 29, 2006 of $22.5 million related to the premium and expenses paid in connection with the tender offer for the old notes as part of the transactions. The decrease is offset by an increase in interest expense as the result of the credit facility and senior subordinated notes issued in June 2006. The amount of debt increased by $200.9 million and the weighted average interest rate increased by 0.3% as a result of the Transactions.

Provision for income taxes

The provision for income taxes for the nine months ended June 30, 2007 was $0.4 million, which represents a 49.5% effective tax rate.

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements.

Cash flows from operations were $40.9 million for the nine months ended June 30, 2007. Our DSO increased approximately two and half days from 44.7 days at September 30, 2006 to 47.0 days at June 30, 2007. The increase in DSO was primarily due to the acquisition of businesses with higher DSO during the nine months ended June 30, 2007. Cash flows from operations included a decrease in other assets of $10.8 million primarily due to the receipt of the income tax refund related to prior fiscal years.

Net cash used in investing activities, primarily including cash paid for acquisitions and purchases of property and equipment, was $33.4 million for the nine months ended June 30, 2007. Cash paid for acquisitions for the nine months ended June 30, 2007 was $24.8 million reflecting the purchase price for five acquisitions during the nine months ended June 30, 2007. This includes the purchase of TPI for approximately $9.1 million and the purchase of RCDS for approximately $13.1 million. Cash paid for property and equipment for the nine months ended June 30, 2007 was $9.8 million or 1.4% of net revenues compared to $10.0 million or 1.7% of net revenues for the period from October 1, 2006 through June 29, 2006.

Net cash used in financing activities for the nine months ended June 30, 2007 was $5.6 million, including the repayment of approximately $3.6 million of long-term debt. The repayment of debt primarily included three scheduled term B loan payments of an aggregate of $2.5 million made during the nine months ended June 30, 2007 and the repurchase of the remaining $750,000 of the old notes on March 19, 2007. In addition, we paid approximately $1.8 million of deferred financing fees during the nine months ended June 30, 2007.

On July 5, 2007, NMH Holdings, Inc., our indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014. The NMH Holdings notes are unsecured and are not guaranteed by the Company or any of its affiliates. Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75% and, in either case, will be payable quarterly. NMH Holdings will pay the first interest payment on the notes entirely in PIK Interest (defined below). For any interest payment after the first interest payment through June 15, 2012, NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes (“PIK Interest”) or (c) 50% in cash and 50% in PIK Interest. After June 15, 2012, NMH Holdings will be required to pay all interest on the NMH Holdings notes in cash. NMH Holdings currently expects to elect to pay entirely PIK Interest through June 15, 2012.

NMH Holdings is a holding company with no direct operations. NMH Holdings’ principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of June 30, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$516,805	$3,747	$11,458	$6,700	$494,900
Operating lease obligations(2)	113,109	31,912	41,833	25,333	14,031
Capital lease obligations	470	283	176	11	—
Standby letters of credit	20,792	20,792	—	—	—
Total obligations and commitments(3)	$651,176	56,734	53,467	32,044	508,931

(1)          Does not include interest on long-term debt, or the $175.0 million of senior floating rate toggle notes due 2014 issued by NMH Holdings, Inc.

(2)          Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)          The table does not include earnout payments associated with the Company’s CareMeridian acquisition. The Company anticipates making an earnout payment of approximately $5.3 million in the fourth quarter of fiscal 2007 and additional payments in fiscal 2008 which the Company currently estimates may be in the range of $9.0 million to $10.0 million.

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

Successor

In connection with the Transactions, NMH Investment adopted a new equity-based plan, and during the second quarter of fiscal 2007, issued units of limited liability company interests designated Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B and Class E units vest over a five year service period. The Class C and Class D units vest based on certain performance and/or market conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, will be recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.

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

•       changes in short-term interest rates;

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

•       changes in interest rates;

•       successful integration of acquired businesses; and

•       possible conflict between the interests of our large equity holder and those of the holders of the notes.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements made in connection with this report which are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the factors described under “Risk Factors” and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006. The rate and term of the interest rate swaps is 5.32% and four years, respectively. The amount of the term B loan subject to the interest rate swap agreements will reduce to $85.7 million by the end of the four-year term. As a result of the interest rate swap agreements, the variable rate debt outstanding was reduced from $336.8 million outstanding to $118.5 million outstanding at June 30, 2007 compared to $339.6 million outstanding to $119.1 million outstanding at September 30, 2006. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the revolver, which has an interest rate based on LIBOR plus 2.50% or Prime plus 1.50%, subject to reduction depending on the Company’s leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. As of June 30, 2007, the Company had no borrowings under the senior secured revolving credit facility. An increase in the interest rate by 100 basis points on the debt balance outstanding as of June 30, 2007, would increase annual interest expense by approximately $1.2 million.

Item 4.                        Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. Based on and as of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

We are in the human services business and therefore we have been and continue to be subject to claims alleging that we, our Mentors or our employees failed to provide proper care for a client. We are also subject to claims by our clients, our Mentors, our employees or community members against us for negligence or intentional misconduct. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of the legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates.

See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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

Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 16% of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting or methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

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

Our employees are generally not unionized. However, as of June 30, 2007, approximately 19 of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. In addition, future unionization activities may result in an increase of our labor and other costs. If any of the employees covered in the future by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.

We have a significant amount of indebtedness. As of June 30, 2007, we had total indebtedness of approximately $517.3 million and $124.2 million of availability under the senior secured revolving credit facility. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior secured revolving credit facility was reduced from $125.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding. In addition, on July 5, 2007, NMH Holdings, Inc., our indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014.

Our substantial degree of leverage could have important consequences, including the following:

•       it may limit the ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•       a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, future business opportunities and capital expenditures;

•       the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•       a portion of our borrowings under the secured credit facilities are at variable rates of interest exposing us to the risk of increased interest rates;

•       it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt and a lower degree of leverage; and

•       we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out activities that are important to our growth.

NMH Holdings, our indirect parent company, is a holding company with no direct operations. NMH Holdings’ principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations. After giving effect to the offering of the senior floating rate toggle notes due 2014 and excluding the debt of its subsidiaries, NMH Holdings would have had $175.0 million aggregate principal amount of indebtedness outstanding as of June 30, 2007, consisting entirely of the senior floating rate toggle notes.

Subject to restrictions in the indentures governing the senior subordinated notes and the NMH Holdings notes and the credit agreement governing the senior secured credit facilities, we may be able to incur more debt in the future, which may intensify the risks described in this report. All of the borrowings under the senior secured credit facilities are secured by substantially all of the assets of the Company and its subsidiaries. The NMH Holdings notes are structurally subordinated to the senior subordinated notes and the senior secured credit facilities.

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the nine months ended June 30, 2007, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $26.4 million. These obligations could further increase the risks described above.

Covenants in our debt agreements restrict our business in many ways.

The senior secured credit facilities, the indenture governing the senior subordinated notes and the indenture governing the NMH Holdings notes contain various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

•       incur additional debt or issue certain preferred shares;

•       pay dividends on or make distributions in respect of capital stock or make other restricted payments;

•       make certain investments;

•       sell certain assets;

•       create liens on certain assets to secure debt;

•       enter into agreements that restrict dividends from subsidiaries;

•       consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•       enter into certain transactions with our affiliates

The senior secured credit facilities also contain restrictive covenants and require the Company and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. The breach of any of these covenants or financial ratios could result in a default under the senior secured credit facilities and the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

The nature of our operations could subject us to substantial claims, some of which may not be fully insured against or reserved for.

We are in the human services business and therefore we have been and continue to be subject to claims alleging that we, our Mentors or our employees failed to provide proper care for a client, as well as claims by our clients, our Mentors, our employees or community members against us for negligence or intentional misconduct. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings. We currently insure through our captive subsidiary amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. Awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. An award excluded by, or in excess of, our third-party insurance limits and self-insurance reserves could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance.

We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards and bounties to private plaintiffs who successfully bring these suits. Finally, we are also subject to employee-related claims including wrongful discharge or discrimination, a violation of equal employment law or the Fair Labor Standards Act and novel intentional tort claims.

Even if we are successful in our defense, civil lawsuits or regulatory proceedings could also irreparably damage our reputation.

Because a substantial portion of NMH Holdings and our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A substantial portion of our indebtedness, including borrowings under the senior secured revolving credit facility, a portion of our borrowings under the senior secured term loan facility, and the indebtedness of NMH Holdings under the NMH Holdings notes, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our and NMH Holdings’ debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. As of June 30, 2007, the Company had approximately $118.5 million of floating rate debt outstanding (after giving effect to interest rate swaps) and after giving effect to the offering of the NMH Holdings notes and excluding the debt of its subsidiaries, as of June 30, 2007, NMH Holdings had $172.4 million of floating rate debt outstanding, net of discount. A 1% increase in the interest rate on the Company’s floating rate debt would have increased cash interest expense of the floating rate debt by approximately $1.2 million, and a 1% increase in the interest rate on the NMH Holdings notes would have increased NMH Holdings’ interest expense on those notes by approximately $1.8 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.

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

Approximately 5% of our net revenues for the nine months ended June 30, 2007, were derived from contracts with subsidiaries of Alliance Health and Human Services, Inc. or “Alliance,” an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

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

For the nine months ended June 30, 2007, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. In the past, our operations in Minnesota were subject to rate reductions, although recently we have received rate increases. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Our primary clients are individuals with developmental disabilities, brain injuries, or emotionally, behaviorally or medically complex challenges, many of whom may be more vulnerable than the general public in a public health catastrophe. For example, if a flu pandemic were to occur we could suffer significant losses to our client population and, at a high cost, be required to hire replacement staff and Mentors for workers who drop out of the workforce in very tight labor markets. Accordingly, certain public health catastrophes such as a flu pandemic could have a material adverse effect on our financial condition and results of operations.

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

National Mentor Holdings, Inc.
August 14, 2007		/s/ EDWARD M. MURPHY
	By:	Edward M. Murphy
	Its:	President and Chief Executive Officer

August 14, 2007		/s/ DENIS M. HOLLER
	By:	Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006 (the “S-4”)
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 10-Q”)
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 10-Q
4.1	Indenture, dated as of June 29, 2006, by and among National Mentor Holdings, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of S-4
4.2	Supplemental Indenture, dated as of January 11, 2007, by and among National Mentor Holdings, Inc., Rockland Child Development Services, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to National Mentor Holdings, Inc. Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the “S-4/A”)
4.3	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.1 of S-4
10.1.1	Credit Agreement, dated June 29, 2006, among NMH Holdings, LLC, National MENTOR Holdings, Inc., the several lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of S-4
10.1.2	First Amendment, dated February 28, 2007, to Credit Agreement, dated June 29, 2006.	Incorporated by reference to Exhibit 10.1.2 of the March 10-Q
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

Incorporated by reference to Exhibit 10.3 of S-4
10.4	Amended and Restated Employment Agreement, dated June 29, 2006, between National MENTOR Holdings, Inc. and Edward Murphy.	Incorporated by reference to Exhibit 10.4 of S-4
10.5	Amended and Restated Employment Agreement, dated June 29, 2006, between National MENTOR Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.5 of S-4
10.6	First Amendment to Employment Agreement, dated March 9, 2001, between National MENTOR, Inc. and Elizabeth V. Hopper.	Incorporated by reference to Exhibit 10.6 of S-4
10.7	First Amendment to Employment Agreement, dated March 9, 2001, between National MENTOR, Inc. and Donald Monack.	Incorporated by reference to Exhibit 10.7 of S-4
10.8	Separation Agreement and Release, dated March 31, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc. and Donald Monack.	Incorporated by reference to Exhibit 10.1 of S-4
10.9	Separation Agreement, dated as of September 30, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc. and Elizabeth V. Hopper.	Incorporated by reference to Exhibit 10.9 of S-4
10.10	Form of Severance and Noncompetition Agreement	Incorporated by reference to Exhibit 10.10 of S-4
10.11	Management Services Agreement, dated as of June 29, 2006, between National Mentor Holdings, Inc., National Mentor, Inc., NMH Investment, LLC, NMH Holdings, LLC and Vestar Capital Partners.	Incorporated by reference to Exhibit 10.11 of S-4
10.12	National MENTOR, Inc. Executive Deferred Compensation Plan, dated March 9, 2001.	Incorporated by reference to Exhibit 10.12 of S-4
10.13	National MENTOR, Inc. Executive Deferral Plan, dated November 1, 2003.	Incorporated by reference to Exhibit 10.13 of S-4
10.14	The MENTOR Executive Leadership Incentive Plan.	Incorporated by reference to Exhibit 10.14 of S-4
10.15	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of S-4/A
10.16	Form of Director Unit Subscription Agreement (Timmons).	Incorporated by reference to Exhibit 10.16 of S-4/A

10.17	NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.17 of S-4/A
21	Subsidiaries.	Incorporated by reference to Exhibit 21 of the March 10-Q
31.1	Certification of principal executive officer.	Filed herewith
31.2	Certification of principal financial officer.	Filed herewith
32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith