Form 10-K
period 2007-09-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2007-12-21
CIK 1338690

Use these links to rapidly review the document
TABLE OF CONTENTS
Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to .

COMMISSION FILE NUMBER: 333-129179

NATIONAL MENTOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-17570886 (I.R.S. Employer Identification No.)
313 Congress Street, 6th Floor Boston, Massachusetts 02210 (Address of principal executive offices, including zip code)	(617) 790-4800 (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of March 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was zero

As of December 21, 2007, there were 100 shares of the registrant's common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS

        Some of the matters discussed in this annual report on Form 10-K may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

        These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

        The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under "Risk Factors" in this report as well as the following:

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

  •
  changes in interest rates;

  •
  successful integration of acquired businesses; and

  •
  possible conflict between the interests of our majority equity holder and those of the holders of our notes.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements attributable to the Company or persons acting on our behalf are expressly qualified in their entirety by the "risk factors" and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in the Company's expectations.

        Unless otherwise noted or the context otherwise requires, references to "MENTOR", the "Company", "we", "us" and "our" are to National Mentor Holdings, Inc., a Delaware corporation, and its subsidiaries; references to "NMH Investment" are to NMH Investment, LLC, a Delaware limited liability company formed by Vestar, exclusive of its subsidiaries; and references to "Vestar" are to Vestar Capital Partners V, L.P.

PART I

Item 1.    Business

Company Overview

        We are a leading provider of home and community-based human services to individuals with mental retardation and/or developmental disabilities, at-risk children and youth with emotional, behavioral or medically complex needs and their families, and persons with acquired brain injury. Since our founding in 1980, we have grown to provide services to more than 23,000 clients in 36 states. We design customized service plans to meet the unique needs of our clients in home- and community-based settings. Most of our services involve residential support, typically in small group home or host home settings, designed to improve our clients' quality of life and to promote client independence and participation in community life. Other services that we provide include day programs, vocational services, case management, early intervention, post-acute treatment and neurorehabilitation services, among others. Our customized services offer our clients, as well as the payors for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

        We believe that our broad range of services, high-quality reputation and relationships with government agencies have made us one of the largest providers in the United States of home and community-based services. In the past three years, our management team has grown the Company organically through investment in new programs and geographies, which we refer to as new starts, census growth in existing programs and cross-selling programs within existing markets. In addition, since fiscal 2003, we have completed and integrated more than 25 acquisitions.

        As of September 30, 2007, we provided our services through approximately 15,900 full-time equivalent employees, as well as approximately 4,500 independently contracted host home caregivers, or Mentors. We derive approximately 95% of our revenues from a diverse group of state and county governmental payors. We generated net revenues of approximately $910.1 million, $789.2 million and $693.8 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

        Our services are offered through a variety of models, including (i) small group homes, most of which house six people or fewer, (ii) host homes, or the "Mentor" model, in which a client lives in the home of a trained Mentor, (iii) in-home settings, in which we support clients' independence with 24-hour services in their own homes, (iv) non-residential settings, consisting primarily of day programs and periodic services in various settings and (v) educational settings, in which we offer in-school, after-school and alternative educational services. We provide services in these settings to the following population groups:

        Individuals with Mental Retardation/Developmental Disabilities ("MR/DD").    The largest part of our business is the delivery of services to individuals with mental retardation and/or a developmental disability. Our MR/DD programs include residential support, day habilitation, vocational services, case management, home healthcare and personal care. We provide services to these clients through small group homes, Intermediate Care Facilities for the Mentally Retarded ("ICFs-MR"), host homes, in-home settings and non-residential settings. As of September 30, 2007, we provided MR/DD services to more than 13,000 clients in 28 states. For fiscal 2007, our MR/DD services generated net revenues of $591.0 million, representing approximately 65% of our net revenues. We receive substantially all our revenues for MR/DD services from state and county governmental payors.

        At-Risk Youth ("ARY").    We provide a variety of services to children with severe emotional, developmental, medical and behavioral challenges, to youth involved in the juvenile justice system and to their families. Our ARY programs include therapeutic foster care, independent living, family reunification, family preservation, early intervention, alternative schools and adoption services. Our individualized approach allows us to work with an ever-changing client population that is diverse in terms of age and gender as well as in type and severity of condition. We provide services to these clients through host homes, educational settings and non-residential settings. As of September 30, 2007, we provided ARY services to approximately 7,000 children, adolescents and their families in 27 states. For fiscal 2007, our ARY services generated net revenues of $197.8 million, representing approximately 22% of our net revenues. We receive substantially all our revenues for ARY services from state and county governmental payors.

        Individuals with an Acquired Brain Injury ("ABI").    We provide a range of post-acute treatment and longer-term care services to clients with ABI, defined as an injury to the brain sustained after birth. Our ABI services range from post-acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient or day treatment and pre-vocational services. Our goal is to provide a continuum of care that allows our clients to achieve the highest level of function possible while enhancing their quality of life. We provide services to these clients primarily through small group homes, in-home settings and non-residential settings. Through our CareMeridian business, we also provide residential services to catastrophically injured pediatric and adult populations who are slow to recover and are in need of longer-term services. These services are delivered in the community in small- to medium-sized facilities with specialized licensure. In certain circumstances we provide services to clients with highly acute conditions in larger facilities as well as facilities affiliated with hospitals. As of September 30, 2007, we provided ABI services in 13 states and served approximately 500 clients nationally. For fiscal 2007, our ABI services generated net revenues of $81.0 million, representing approximately 9% of our net revenues. For fiscal 2007, we received approximately 40% of our ABI revenues from state and county governmental payors and approximately 60% from private payors.

        Other.    We derive revenues from other sources, including through the provision of home health services to individuals with physical disabilities and the elderly. Our services to these clients include skilled nursing, physical therapy, occupational therapy, personal care and homemaking services, among others. For fiscal 2007, these other sources of revenues generated net revenues of $40.3 million, representing approximately 4% of our net revenues. Our revenues for these services come from a mix of governmental and private payors.

Industry Overview

        The human services industry provides services to people with a range of disabilities and special needs, including (i) individuals with mental retardation and developmental disabilities, (ii) at-risk youth and (iii) individuals with acquired brain injury. The market for these services remains highly fragmented, with the majority of service providers consisting of not-for-profit organizations, small- or medium-sized proprietary entities and publicly owned entities. Our MR/DD and ARY services are funded primarily through Medicaid, a joint federal and state health insurance program under which eligible state expenditures are matched with federal funding. In addition, funds are also provided by other federal, state and local governmental programs and, to a lesser extent, private payors.

Mental Retardation and Developmental Disabilities

        As of 2004, the most recent year for which data are available, approximately 1.6% of the U.S. population, or 4.6 million people, were considered to have MR/DD, or a severe, chronic developmental disability attributable to a mental or physical impairment. These individuals live in supervised residential settings, including institutions, with family caregivers or on their own. Public spending on

MR/DD services grew from an estimated $30.0 billion in 1998 to an estimated $38.6 billion in 2004, a rate of 4.3% per year. In 2004, approximately 492,000 individuals with MR/DD received care within a supervised residential setting, representing only 11% of the MR/DD population. Approximately 60% of the MR/DD population, or approximately 2.8 million individuals, remained in the care of their family and approximately 28%, or 1.3 million individuals, lived independently.

        Over the past two decades, the delivery of services to the MR/DD population in supervised residential settings has grown significantly and, at the same time, there has been a major shift from institutional settings to home and community-based settings, both in part due to the Americans with Disabilities Act ("ADA") and the U.S. Supreme Court Olmstead decision in 1999. The U.S. Supreme Court held in its Olmstead decision that under the ADA, states are required to place persons with mental disabilities in community settings rather than in institutions when such placement is deemed appropriate by medical professionals, the transfer from institutional care to a less restricted setting is not opposed by the affected individual and the placement can be accommodated taking into account the resources available to the state and the needs of other individuals with mental disabilities. We believe that community settings provide a higher quality and, in some cases, lower cost alternative to care provided in state institutions.

        The Home and Community-Based Services ("HCBS") Waiver program, a Medicaid program where the federal government has waived the requirement that services be delivered in institutional settings, is the primary funding vehicle for home and community-based services. The HCBS Waiver program was instituted as an alternative to the intermediate care facilities/mentally retarded program, or ICF-MR program described below, authorizing federal reimbursement for a wide variety of community supports and services, including life-skills training, respite care, other family support, case management, supported employment and supported living. In this program, the provider responds to the client's identified needs and typically is paid on a fee-for-service basis.

        Federal funding for the HCBS Waiver program for individuals with MR/DD increased from $4.4 billion in 1998 to $9.2 billion in 2004, representing an annual increase of approximately 13.1%. Approximately 68% of these individuals with MR/DD that receive care in supervised residential settings live in small group homes paid for under the HCBS Waiver program. In 2004, federal, state and local HCBS waiver spending totaled $15.7 billion for 416,546 individuals, with all 50 states and the District of Columbia participating.

        The Federal ICF-MR Program was established in 1971 when legislation was enacted to provide for Federal Financial Participation ("FFP") for ICF-MR as an optional Medicaid service. This congressional authorization allows states to receive federal matching funds for institutional services that are funded with state or local government dollars. To qualify for Medicaid reimbursement, ICFs-MR must be certified and comply with federal standards in eight areas: management, client protections, facility staffing, active treatment services, client behavior and facility practices, health care services, physical environment and dietetic services.

        The ICF-MR program is used by states to support MR/DD housing programs in both smaller (up to 16 residents) and larger (16 residents or more) institutional settings. Individuals who live in ICFs-MR receive active treatment. In 2004, the ICF-MR program provided approximately $1.9 billion in federal funding to approximately 43,774 individuals living in public and private ICF-MR settings of up to 16 residents.

        We believe that the following factors will continue to benefit the sector, and in particular home- and community-based programs:

  •
  Increasing life expectancy of the MR/DD population—The life expectancy of individuals with MR/DD increased from 59 years in the 1970s to 66 years in the 1990s and we expect this trend to continue. In addition, approximately 2.8 million individuals with MR/DD are cared for by a family member, and 25% of their caregivers are age 60 or older. As individuals with MR/DD grow older and an increasing number outlive their family members' ability to provide continuous care, we expect the demand for MR/DD services to expand.

  •
  Active Litigation and Advocacy—Individuals with MR/DD are supported by active and well-organized advocacy groups. Using legislation prompted by the Olmstead decision, as well as lawsuits filed on behalf of those on waiting lists for services, policy makers, civil rights lawyers, social workers and advocacy groups are forcing states to provide to individuals with MR/DD the option to live and receive services in home and community-based settings. Currently, more than 80,000 individuals are on formal state waiting lists to receive services funded through the HCBS Waiver program and there are more than 45 active lawsuits advocating for community integration and the reduction of HCBS waiting lists.

  •
  Continued Closure of State Institutions—Although most of the shift from institutions to home and community-based settings has already occurred, the closure of additional state institutions is expected. There were approximately 200,000 individuals in state institutions in 1968 compared to approximately 41,000 individuals in 2004. State governments are still actively working to close many state institutions that remain open, with nine institutions in eight states identified for closure by the end of 2007. Most of these institutions are in the markets that we serve.

At-Risk Youth

        The ARY service market includes children with severe emotional, developmental, medical and behavioral challenges, as well as youth under the auspices of the juvenile justice system and their families. We believe that the market for ARY services is rapidly growing as a result of the increase in child welfare referrals and number of youth arrests as well as the expanding 10 to 19 year-old population. The market for ARY services grew from $25 billion in 1998 to $39 billion in 2004, which represents an increase of approximately 8% annually. ARY services are funded from a variety of sources, including state and local government appropriations, Medicaid, and Title IV-E of the Social Security Act, or The Adoption Assistance and Child Welfare Act of 1980.

        Similar to MR/DD programs, there has been an increased emphasis on home and community-based alternatives for the ARY population. More states are shifting funds to private providers of these services in an attempt to purchase cost-effective, evidence-based care.

Acquired Brain Injury

        Continued advances in medical technology are resulting in an increased number of individuals surviving a traumatic ABI. Currently, 5.3 million people in the U.S. are living with a permanent disability as a result of an ABI. In addition, more than 1.4 million new ABI cases, 85,000 of which result in permanent disabilities, are expected each year. The market for ABI services grew from $7.6 billion in 1998 to $9.5 billion in 2004, representing an annual increase of approximately 3.8%.

        Both the public and private sectors finance post-acute services for individuals with ABI. Federal and state governments pay for a large portion of post-acute services, as private insurance plans limit post-acute services and typically do not pay for long-term care or community-based support. The Traumatic Brain Injury Act of 1996 allocated Medicaid dollars to improve the access, delivery and quality of ABI services. In recent years, the increase in state ABI Waiver programs that provide easier access to Medicaid funds has expanded the number of individuals who can afford ABI services. In addition, we believe that there has been a push by payors to move from high-cost institution-based settings to lower-cost outpatient and day treatment programs as soon as possible. This shift should benefit providers such as MENTOR that offer a continuum of care from physical and neurological rehabilitation to more basic long-term care services in non-institutional settings.

Competitive strengths

        We believe that the following competitive strengths have allowed us to achieve and maintain our position as a leading provider of home and community-based services to our target population groups:

        National Platform with Diverse Payor and Program Mix.    We serve clients in 36 states, which are home to approximately 87% of the United States population, although we do not operate in all regions of those states. We believe that we deliver a level of quality and responsiveness that smaller local service providers are not always able to offer and which has helped us forge strong relationships with state and county agencies. Our extensive history of serving children and adults with a range of challenges and needs has led to the development of operational expertise in quality assurance, customer satisfaction survey implementation and analysis, outcomes measurement and risk management. Our national platform has also enabled us to implement best practices across our organization and leverage economies of scale in various direct and indirect costs. For instance, we have been able to develop the expertise and systems to facilitate compliance with the increasingly complex and diverse billing requirements of our payors. In addition, our national platform, reputation and knowledge enable us to respond quickly and efficiently to new opportunities. As a result, we have expanded our markets and entered a number of new service areas, including ABI, early childhood autism programs, early intervention programs and non-residential therapeutic schools. Finally, the more than 30 different types of programs that we offer, coupled with our diverse base of state and county payors, stabilize our revenue base and mitigate the impact of changes in public policy, rates or reimbursement policies in any particular state, county or program.

        Client-Oriented Care Model.    We have the expertise to design customized service plans to meet the unique needs of our clients in community-based settings. We specialize in adapting our service offerings to a wide range of intensities of care and other client requirements, as well as in providing cost-effective services that are accountable to clients, their families and payors. For example, our program for foster children with complex medical conditions includes individual plans of care that address each child's medical condition, as well as his or her physical and emotional needs. These children are cared for in a Mentor host home with the support of medical professionals, which we believe is better for the development of children and often a less expensive alternative for payors than hospital settings.

        Stable Revenue and Strong Cash Flow.    The extended length of care inherent in our MR/DD service line, which is the largest part of our business, provides us with a stable, recurring base of revenue. Clients with MR/DD live in our homes for an average of approximately eight years, and the increased life expectancy of the MR/DD population, as described above, is extending the average length of stay in our homes. Life expectancy and the services available for individuals with ABI have also increased as a result of improved medical resources and technology, providing additional stability to our revenue base. Furthermore, our business model has required capital expenditures of approximately 2% of net revenues per year and has modest working capital needs.

        Flexible Fixed Cost Structure.    We believe that our fixed costs are lower than those of large institutional care providers, enabling us to respond quickly to market developments and regulatory changes. A substantial portion of our caregivers are hourly employees or independently contracted clinicians and Mentors, which allows us to quickly respond to changes in our staffing needs. Our group homes consist of a mix of owned residential real estate and leased real estate. We believe that the structure of our real estate portfolio allows us to respond quickly to changes in our service levels.

        Experienced and Committed Management Team and Equity Sponsor.    Our management team, having served previously as policy makers, fiscal managers and service providers, has extensive public and private sector experience in human services. Our senior management team has been with us for an average of 12 years and averages approximately 22 years in the human services industry. Over the past ten years, members of our management team have helped us to grow our net revenues from $88.3 million in 1997 to $910.1 million in fiscal 2007 through organic growth and the integration of 45 acquisitions. In connection with the Merger (defined below), the management investors made a significant equity contribution of approximately $11.6 million. In addition, our equity sponsor, Vestar, has considerable experience making investments in a wide variety of industries, including healthcare.

Our strategy

        We believe home and community-based human services that increase client independence and participation in community life while reducing payor costs will continue to grow in market share. We intend to continue to capitalize on these trends, both in existing markets and in new markets where we believe significant opportunities exist. The primary aspects of our strategy include the following:

        Grow our Census and Expand our Services in Existing Markets.    We intend to expand our census in existing markets where we leverage our reputation for high-quality, innovative services and our relationships with referral sources to serve new individuals and families. We also intend to continue to cross-sell new services, which involves starting new service lines or offering new programs in markets where we already have a well-established base of operations and relationships with existing referral sources.

        Expand our Services in New Markets.    We also intend to continue to seek new opportunities to grow in each of our service lines by leveraging our current infrastructure to expand into new territories through new program starts, or new starts. We often seek new starts through the signing of an anchor contract in a new state or region with the intention of leveraging the initial contract to expand by service line or by model. A new start typically requires a modest initial investment to fund operating losses with the goal of achieving profitability within 18-24 months. Since the inception of our new start program in fiscal 2002, through the end of fiscal 2007, we have launched 111 new starts, including 35 during fiscal 2007.

        Continue to Strengthen our Third-Party Payor Relationships.    Much of our organic growth in recent years has resulted from the strength of our relationships with state and local government agencies. Our relationships with these payors have enabled us to gain contract referrals and to cross-sell new services into existing markets. We continue to strengthen these relationships by providing quality assurance, reporting and billing programs designed to serve the needs of third-party payors. We seek to position ourselves as the provider of choice to state and county governments and other third-party payors by finding solutions to their most challenging human service delivery problems.

        Selectively Pursue Acquisitions.    Members of our management team have a record of identifying, pursuing and successfully integrating acquisitions, having completed 45 acquisitions since 1997. We have selectively supplemented our organic growth through acquisitions which have allowed us to penetrate new geographies, enter new service lines, leverage our systems, operating costs and best practices, and pursue cross-selling opportunities. We monitor the market nationally for human service businesses that we can purchase at an attractive price and efficiently "tuck-in" to our existing operations. We believe we are often seen as a preferred acquiror in these situations due to our experience, relationships, infrastructure and reputation for quality. We intend to continue to pursue acquisitions that are philosophically compatible and can be readily integrated into our existing operations.

        Expand into Related Services and Programs.    We intend to continue to evaluate opportunities to provide services to additional population groups in the human services industry. We believe that our broad range of services, relationships with third-party payors, reputation for quality care and infrastructure give us the ability to expand the number of clients we serve in a cost-effective manner. We have successfully entered new service lines, including ABI, and program areas, including early childhood autism programs, early intervention, non-residential therapeutic schools and home health care. As we continue to strengthen existing services, we will use our clinical skills, personnel and experience to provide new, related services.

  Recent Acquisitions

        During fiscal 2007, we acquired six companies engaged in behavioral health and human services for a total purchase price of $24.4 million. For additional information on acquisitions made during fiscal 2007, see note 4 to our audited consolidated financial statements included elsewhere in this report.

Certain Transactions

        In May 2003, we acquired REM, Inc. ("REM"), significantly increasing the scope of our MR/DD services, providing us with access to new markets and doubling our revenue.

        On June 29, 2006, NMH MergerSub, Inc., a wholly owned subsidiary of NMH Investment, merged with and into the Company, and the Company was the surviving corporation (the "Merger"). Vestar, certain affiliates of Vestar and members of management and certain directors own NMH Investment, and therefore own the Company. In connection with the Merger, we entered into new senior secured credit facilities consisting of a $335.0 million seven-year senior secured term loan facility, a $125.0 million six-year senior secured revolving credit facility, and a $20.0 million seven-year senior secured synthetic letter of credit facility. We also issued $180.0 million of notes, which are guaranteed by our subsidiaries, except for our captive insurance subsidiary and our non-profit subsidiaries. For additional information on this transaction, see note 11 to our audited consolidated financial statements included elsewhere in this report.

        On July 5, 2007, NMH Holdings, Inc. ("NMH Holdings"), our indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes. These notes are unsecured and are not guaranteed by the Company or any of its affiliates. NMH Holdings used the proceeds from this offering to pay a dividend to its parent NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its preferred units and to pay fees and expenses related to the offering. For additional information on this transaction, see note 11 to our audited consolidated financial statements included elsewhere in this report.

Our sponsor

        Vestar is a leading private equity firm specializing in management buyouts and growth capital investments. Vestar's investment in National Mentor Holdings, Inc. was initially funded by Vestar Capital Partners V, L.P., a $3.7 billion fund which closed in 2006, and an affiliate.

        See "Certain Relationships and Related Party Transactions" and "Security Ownership of Principal Shareholders and Management".

Item 1A.    Risk Factors

Reductions or changes in Medicaid funding or changes in budgetary priorities by the state and county governments that pay for our services could have a material adverse effect on our revenues and profitability.

        We derive substantially all of our revenues from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal dollars ranging from 50% to more than 77% of total costs, a number based largely on a state's per capita income. Our revenues, therefore, are determined by the size of federal, state and local governmental spending for the services we provide. Budgetary pressures, as well as economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced budgetary pressures from time to time and, during these times, some of these states have initiated service reductions, rate freezes and/or rate reductions. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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

        Our employees are generally not unionized. However, as of September 30, 2007, approximately 18 of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. In addition, future unionization activities may result in an increase of our labor and other costs. If any of the employees covered by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.

        We have a significant amount of indebtedness. As of September 30, 2007, we had total indebtedness of approximately $516.3 million and $123.3 million of availability under our senior secured revolving credit facility. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior secured revolving credit facility was reduced from $125.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

        In addition to our indebtedness noted above, on July 5, 2007, NMH Holdings issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014.

        Our substantial degree of leverage could have important consequences, including the following:

  •
  it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes;

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

  •
  a portion of our borrowings under the secured credit facilities is at variable rates of interest, exposing us to the risk of increased interest rates;

  •
  it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt and a lower degree of leverage; and

  •
  we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out activities that are important to our growth.

        NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations. After giving effect to the offering of the senior floating rate toggle notes due 2014 and excluding the debt of its subsidiaries, NMH Holdings would have had $179.4 million aggregate principal amount of indebtedness outstanding as of September 30, 2007, consisting entirely of the senior floating rate toggle notes. NMH Holdings elected to pay the initial interest payment on the notes entirely in PIK Interest (defined below) which increased the principal amount by $4.4 million. NMH Holdings currently expects to elect to pay entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") through June 15, 2012.

        Subject to restrictions in the indentures governing our senior subordinated notes and the NMH Holdings notes and the credit agreement governing our senior secured credit facilities, we may be able to incur more debt in the future, which may intensify the risks described in this risk factor. All of the borrowings under the senior secured credit facilities are secured by substantially all of the assets of the Company and its subsidiaries. The NMH Holdings notes are structurally subordinated to the senior subordinated notes and the senior secured credit facilities.

        In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For fiscal 2007, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $35.6 million. These obligations could further increase the risks described above.

Covenants in our debt agreements restrict our business in many ways.

        The senior secured credit facilities, the indenture governing the senior subordinated notes and the indenture governing the NMH Holdings notes contain various covenants that limit our ability and/or our subsidiaries' ability to, among other things:

  •
  incur additional debt or issue certain preferred shares;

  •
  pay dividends on or make distributions in respect of capital stock or make other restricted payments;

  •
  make certain investments;

  •
  sell certain assets;

  •
  create liens on certain assets to secure debt;

  •
  enter into agreements that restrict dividends from subsidiaries;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

  •
  enter into certain transactions with our affiliates.

        The senior secured credit facilities also contain restrictive covenants and require the Company and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests. The breach of any of these covenants or financial ratios could result in a default under the senior secured credit facilities and the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

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

Because a substantial portion of our indebtedness and that of NMH Holdings bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

        A substantial portion of our indebtedness, including borrowings under the senior secured revolving credit facility, a portion of our borrowings under the senior secured term loan facility, and the indebtedness of NMH Holdings under the NMH Holdings notes, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our and NMH Holdings' debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same.

        As of September 30, 2007, the Company had approximately $9.2 million of floating rate debt outstanding after giving effect to interest rate swaps. As of September 30, 2007, NMH Holdings had $176.8 million of floating rate debt outstanding, net of discount, after giving effect to the offering of the NMH Holdings notes and excluding the debt of its subsidiaries. A 1% increase in the interest rate on the Company's floating rate debt would have increased cash interest expense of the floating rate debt by approximately $0.1 million, and a 1% increase in the interest rate on the NMH Holdings notes would have increased NMH Holdings' interest expense on those notes by approximately $1.8 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.

The nature of services that we provide could subject us to significant workers; compensation related liability, some of which may not be fully reserved for.

        We use a combination of insurance and self-insurance plans to provide for potential liability for worker's compensation claims. Because of our high ratio of employees per client, and because of the inherent physical risk associated with the interaction of employees with MR/DD, ARY and ABI clients, the potential for incidents giving rise to workers' compensation liability is relatively high.

        We estimate liabilities associated with workers' compensation risk and establish reserves each quarter based on internal valuations, third-party actuarial advice, historical loss development factors and other assumptions believed to be reasonable under the circumstances. Our results of operations could be adversely impacted if actual future occurrences and claims exceed our assumptions and historical trends.

If any of the state and county government agencies with which we have contracts determines that we have not complied with our contracts or violated any applicable laws or regulations, our contracts may be terminated, we may be subject to fines or penalties and we may be required to restructure our billing and collection methods.

        We derive virtually all of our revenues from state and local government agencies, and a substantial portion of these revenues is state-funded with federal Medicaid matching dollars. As a result of our participation in these government-funded programs, we are routinely subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these governmental payors may be entitled to, in their discretion:

  •
  require us to refund amounts we have previously been paid;

  •
  terminate or modify our existing contracts;

  •
  suspend or prevent us from receiving new contracts or extending existing contracts;

  •
  impose referral holds on us;

  •
  impose fines, penalties or other sanctions on us; and

  •
  reduce the amount we are paid under our existing contracts.

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

        In some states, we operate on a cost reimbursement model in which revenues are recognized at the time costs are incurred. In these states, payors audit our historical costs on a regular basis, and if it is determined that our historical costs are insufficient to justify our rates, our rates may be reduced, or we may be required to retroactively return fees paid to us. In some cases we have experienced negative audit adjustments which are based on subjective judgments of reasonableness, necessity or allocation of costs in our services provided to clients. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors and adjustments of the rates. We cannot assure you that our rates will be maintained, or that we will be able to keep all payments made to us, until an audit of the relevant period is complete. Moreover, if we are required to restructure our billing and collection methods, these changes could be disruptive to our operations and costly to implement.

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

        Our success depends to a significant degree on our ability to attract and retain qualified and experienced human service professionals who possess the skills and experience necessary to deliver quality services to our clients and manage our operations. We face competition for certain categories of our employees, particularly service provider employees, based on the wages, benefits and other working conditions we offer. Contractual requirements and client needs determine the number, education and experience levels of human service professionals we hire. Our ability to attract and retain employees with the requisite credentials, experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

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

  •
  unforeseen difficulties may arise in integrating the acquired operations, including information systems and accounting controls;

  •
  we may not achieve operating efficiencies, synergies, economies of scale and cost reductions as expected;

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

  •
  we may finance the acquisition by incurring additional debt and further increase our leverage ratios; and

  •
  the culture of the acquired business may not match well with our culture.

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

        We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the maintenance and management of our work place for our employees, the quality of our service, the revenues we receive for our services, and reimbursement for the cost of our services. Compliance with these laws, regulations and policies is expensive, and if we fail to comply with these laws, regulations and policies, we could lose contracts and the related revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which requires the establishment of privacy standards for health care information storage, retrieval and dissemination as well as electronic transmission and security standards, could result in potential penalties in certain of our businesses if we fail to comply with these privacy and security standards.

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

Compliance with securities laws and regulations will increase our compliance costs and will put demands on our management resources and personnel.

        The Sarbanes-Oxley Act of 2002, to the extent we are subject to it, will require changes in some of our corporate governance and compliance practices. We are in the process of evaluating, testing and implementing internal controls over financial reporting to enable management to report on, and our independent registered public accounting firm to attest to, such internal controls as required by Section 404 of the Sarbanes-Oxley Act. The decentralized nature of our operations makes compliance with the requirements of Section 404 more challenging. If we are forced to conclude that our internal controls are not effective, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal controls and hiring additional personnel, which could negatively affect our financial condition and operating results.

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

        Approximately 4% of our net revenues for fiscal 2007, were derived from contracts with affiliates of Alliance Health and Human Services, Inc., or "Alliance," an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

        Historically, some state governments have interpreted federal law to preclude them from receiving federal reimbursement under Title IV-E of the Social Security Act for ARY services provided under a contract with a proprietary organization. However, in 2005 the Fair Access Foster Care Act of 2005 was signed into law, thereby allowing states to seek reimbursement from the federal government for ARY services provided by proprietary organizations. In some jurisdictions that interpreted the prior federal law to preclude them from seeking reimbursement for ARY services provided under a contract with a proprietary provider, or in others that prefer to contract with not-for-profit providers, we provide ARY services as a subcontractor of Alliance. We do not control Alliance, and none of our employees or agents has a role in the management of Alliance. Although Edward Murphy, our President and Chief Executive Officer, was an officer and director of Alliance immediately prior to becoming our President in September 2004, Mr. Murphy has no further role in the management of Alliance. Our ARY business could be harmed if Alliance chooses to discontinue all or a portion of its service agreements with us. Our ARY business could also be harmed if the state or local governments that prefer that ARY services be provided by not-for-profit organizations determine that they do not want the service performed indirectly by for-profit companies like us on behalf of not-for-profit organizations. We cannot assure you that our contracts with Alliance will continue, and if these contracts are terminated without our consent, it could have an adverse effect on our business, financial condition and operating results. Alliance and its subsidiaries are organized as non-profit corporations and are recognized as tax-exempt under section 501(c)(3) of the Internal Revenue Code. As such, Alliance is subject to the public charity regulations of the states in which it operates and to the federal regulations governing tax-exempt entities. If Alliance fails to comply with the laws and regulations of the states in which it operates or with the federal regulations, it could be subject to penalties and sanctions, including the loss of tax-exempt status, which could preclude it from continuing to contract with certain state and local governments. Our business could be harmed if Alliance lost its contracts and was therefore unable to continue to contract with us.

Government reimbursement procedures are time-consuming and complex, and failure to comply with these procedures could adversely affect our liquidity, cash flows and operating results.

        The government reimbursement process is time-consuming and complex, and there can be delays before we receive payment. Government reimbursement, group home credentialing and Medicaid recipient eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other things, securing documentation and coordinating necessary eligibility paperwork between agencies. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted. If there is a billing error, the process to resolve the error may be time-consuming and costly. To the extent that complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for write-offs. We can provide no assurance that we will be able to collect payment for claims at our current levels in future periods. The risks associated with third-party payors and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our liquidity, cash flows and operating results.

We conduct a significant percentage of our operations in Minnesota and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.

        For the fiscal year ended September 30, 2007, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota's budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. In the past, our operations in Minnesota were subject to rate reductions, although recently we have received rate increases. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

        Since 1998, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. Our operations are highly decentralized, with many billing, accounting, collection and payment functions being performed at the local level. This requires us to expend significant resources implementing and monitoring compliance at the local level. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to accommodate future growth. This will require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our results of operations, financial position and cash flows.

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

Vestar is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Vestar may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Vestar continue to own a significant amount of our equity interests, even if such amount is less than 50%, Vestar will continue to be able to significantly influence or effectively control our decisions.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2007, we provided services in 413 owned facilities and 814 leased facilities, as well as in homes owned by our Mentors. We also own one office and lease 278 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by extending leases that expire or by finding alternative space.

Item 3.    Legal Proceedings

        We are in the human services business and, therefore, we have been and continue to be subject to claims alleging that we, our Mentors or our employees failed to provide proper care for a client. We are also subject to claims by our clients, our Mentors, our employees or community members against us for negligence or intentional misconduct. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

        We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of the legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates.

        See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

        We are an indirect wholly owned subsidiary of NMH Investment. Accordingly, there is no public trading market for our common stock.

Stockholders

        There was one owner of record of our common stock as of December 1, 2007.

Dividends

        We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant. In addition, our current financing arrangements effectively prohibit us from paying cash dividends for the foreseeable future.

Equity Compensation Plan Information

        The following table lists the number of securities available for issuance under the NMH Investment, LLC Amended and Restated 2006 Equity Plan. For a description of the plan, please see note 20 to the audited consolidated financial statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	Preferred Units: 6,294
A Units: 61,814
B Units: 15,881
C Units: 16,665
D Units: 17,655
E Units: —
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	—	—	Preferred Units: 6,294
A Units: 61,814
B Units: 15,881
C Units: 16,665
D Units: 17,655
E Units: —

Unregistered Sales of Equity Securities

        No equity securities of the Company were sold during fiscal 2007.

        The following table sets forth the number of units of common equity of NMH Investment granted since the Merger pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan. The units were granted under Rule 701 promulgated under the Securities Act of 1933.

Dates	Title of Securities	Amount	Purchasers	Consideration
January 1 - 31, 2007	B Units	167,764	Executive officers	$8,388.19
	C Units	176,043	and certain	$5,281.29
	D Units	186,501	employees	$1,865.01
March 1 - 31, 2007	Preferred Units	569	Director and	$56,875.00
	A Units	6,813	certain	$68,125.00
	B Units	2,406	employees	$120.31
	C Units	2,525		$75.75
	D Units	2,675		$26.75
	E Units	6,375		$318.75
August 1 - 31, 2007	B Units	6,930	Certain executive	$346.50
	C Units	7,272	officers and other	$218.16
	D Units	7,704	employees	$77.04

Repurchases of Equity Securities

        No equity securities of the Company were repurchased during fiscal 2007.

        The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the quarterly period ended September 30, 2007:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (July 1, 2007 through July 31, 2007)	—	—	—	—
Month #2 (August 1, 2007 through August 31, 2007)	—	—	—	—
Month #3 (September 1, 2007 through September 30, 2007)	481.25 B Units	$0.05	—	N/A
	505.00 C Units	$0.03	—	N/A
	535.00 D Units	$0.01	—	N/A

        We did not repurchase any of our common stock as part of an equity repurchase program during the fourth quarter of fiscal 2007. NMH Investment purchased all of the units listed in the table from one of our employees upon his departure.

Item 6.    Selected Financial Data

        We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2005 and for the periods from October 1, 2005 through June 29, 2006 and from June 30, 2006 through September 30, 2006 and as of and for the year ended September 30, 2007 from the historical consolidated financial statements of the Company and the related notes audited by Ernst & Young LLP and included elsewhere in this Annual Report on Form 10-K. We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2003 and 2004 from the historical consolidated financial statements of the Company and the related notes audited by Ernst & Young LLP not included or incorporated by reference in this Annual Report on Form 10-K.

        The selected information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes thereto included in this report.

	Predecessor(1)							Successor
							Period From October 1 Through June 29, 2006	Period From June 30 Through September 30, 2006
	Year Ended September 30,
									Year Ended September 30, 2007
	2003(2)		2004		2005
(dollars in thousands)
Statements of Operations Data:
Net revenues	$412,839		$648,493		$693,826		$580,356	$208,881	$910,099
Cost of revenues	305,311		491,884		524,618		439,878	160,164	688,939

Gross profit	107,528		156,609		169,208		140,478	48,717	221,160
General and administrative expenses	67,594		86,856		93,491		78,608	29,738	122,980
Stock option settlement	—		—		—		26,880	—	—
Depreciation and amortization	13,071		21,484		21,743		17,539	11,714	50,748
Transaction costs	—		—		—		9,136	—	—

Income from operations	26,863		48,269		53,974		8,315	7,265	47,432
Management fee of related party	(258)		(257)		(270)		(198)	(227)	(892)
Other expense, net	(392)		(2,581)		(192)		(177)	(60)	(416)
Interest income	10		68		661		646	256	1,060
Interest expense	(15,819)		(26,893)		(29,905)		(51,719)	(13,120)	(50,159)

Income (loss) before provision (benefit) for income taxes	10,404		18,606		24,268		(43,133)	(5,886)	(2,975)
Provision (benefit) for income taxes	4,462		8,423		10,270		(11,347)	(2,222)	(483)

Net income (loss)	$5,942		$10,183		$13,998		$(31,786)	$(3,664)	$(2,492)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$15,792		$22,565		$24,707			$26,511	$29,373
Working capital(3)	38,717		39,828		49,190			55,423	57,297
Total assets	430,094		450,038		449,438			1,000,665	1,012,628
Long-term debt	213,034		200,083		319,430			516,618	512,121
Redeemable Class A preferred stock	101,283		116,381		—			—	—
Shareholders' equity	30,632		25,769		36,310			248,868	246,031
Other Financial Data:
Ratio of earnings to fixed charges(4) (unaudited)	1.6	x	1.6	x	1.7	x	—	—	—

(1)
On June 29, 2006, the Company changed ownership. The previous ownership periods are deemed to be predecessor periods pursuant to Rule 3-05 of Regulation S-X.

(2)
Results for fiscal 2003 include the results of operations related to REM from the date of its acquisition on May 1, 2003.

(3)
Working capital is calculated by subtracting current liabilities from current assets.

(4)
For purposes of calculating the ratio of earnings to fixed charges, (i) earnings is defined as income (loss) before provision for income taxes plus fixed charges and (ii) fixed charges is defined as interest expense (including capitalized interest, which the Company does not have, and amortization of debt issuance costs) and the estimated portion of operating lease expense determined by management to represent the interest component of rent expense. For the periods from October 1, 2005 through June 29, 2006 and June 30, 2006 through September 30, 2006 and the year ended September 30, 2007, earnings were insufficient to cover fixed charges by $43.1 million, $5.9 million and $3.0 million, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and the historical consolidated financial statements and the related notes included elsewhere in this report. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the "Risk factors" and "Forward-looking statements" sections of this report.

        The results for the fiscal year ended September 30, 2006, which we refer to as "fiscal 2006," were derived by the mathematical addition of the period from October 1, 2005 through June 29, 2006 and the period from June 30, 2006 through September 30, 2006. This presentation of financial information for fiscal 2006 herein may yield results that are not fully comparable on a period-to-period basis, particularly related to the depreciation and amortization, interest expense and tax provision accounts, primarily due to the impact of the transactions on June 29, 2006. This presentation is consistent with the way management uses this information internally.

  Overview

        Founded in 1980, we are a leading provider of home and community-based human services to individuals with mental retardation and/or other developmental disabilities, at-risk children and youth with emotional, behavioral or medically complex needs and their families, and persons with acquired brain injury. As of September 30, 2007, we provided our services to more than 23,000 clients in 36 states through approximately 15,900 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, ICFs-MR or host home settings, designed to improve our clients' quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private sector payors, mostly in our ABI services.

        The largest part of our business is the delivery of services to individuals with mental retardation and/or a developmental disability. Our MR/DD programs include residential support, day habilitation, vocational services, case management, home health care and personal care. We also provide a variety of services to children with severe emotional, developmental, medical and behavioral challenges, as well as youth involved in the juvenile justice system, all of whom we refer to as at-risk youth, and to their families. Our ARY services include therapeutic foster care, independent living, family reunification, family preservation, alternative schools and adoption services. We also provide a range of post-acute treatment and care services to individuals with acquired brain injury. Our ABI services range from post-acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient or day treatment and pre-vocational services.

        We operate our business as one human services reporting segment. Until recently, the Company operated its business in three operating divisions: an Eastern Division, a Central Division and a Western Division. Currently, the Company operates its business in two operating groups: the Cambridge Operating Group and the Redwood Operating Group. Our service lines do not represent operating segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Also, discrete financial information is not available by service line at the level necessary for management to assess the performance or make resource allocation decisions. For additional information, see note 19 to the audited consolidated financial statements included elsewhere in this report.

        As detailed in note 1 to the audited consolidated financial statements included elsewhere in this report, on June 29, 2006, we were merged with a wholly owned subsidiary of NMH Investment. The Merger was accounted for under the purchase method of accounting in accordance with Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. We have accounted for the Merger in accordance with Staff Accounting Bulletin No. 54, Push Down Accounting (SAB 54), whereby NMH Holdings, LLC has "pushed down" the purchase price in revaluing the assets and liabilities of the Company.

Factors Affecting our Operating Results

  Demand for Home and Community-Based Human Services

        Our growth in revenues has been directly related to increases in the rates we receive for our services as well as increases in the number of individuals served. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, and upon acquisitions. We also attribute the continued growth in our client base to certain trends that are increasing demand in our industry, including demographic, medical and political developments.

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

  Acquisitions

        As of September 30, 2007, we have completed 45 acquisitions since 1997, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as "tuck-in" acquisitions. We have pursued larger strategic acquisitions in markets with significant opportunities. For additional information, see note 4 to the audited consolidated financial statements included elsewhere in this report.

  Organic Growth

        We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended September 30, 2007, losses on new program starts for programs started within the last 18 months that generated operating losses were $4.1 million.

        We also "cross-sell" new services in existing markets. Depending on the nature of the program and the state or county government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.

  Net revenues

        Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For fiscal 2007, we derived approximately 95% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

        Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.

  Expenses

        Expenses directly related to providing services are classified as cost of revenues. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to our Mentors, residential occupancy expenses, which primarily comprise of rent and utilities related to facilities providing direct care, certain client expenses such as food and medicine and transportation costs for clients requiring services. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy and insurance costs, as well as professional expenses such as consulting and external auditing. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.

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

        Occupancy costs represent a significant portion of our operating costs. As of September 30, 2007, we owned 413 facilities and one office, and we leased 814 facilities and 278 offices. Many of our leased group homes are operated under leases with terms of less than two years. We incur no facility costs for services provided in the home of a Mentor.

        Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.3% and 0.8% of our net revenues for fiscal 2007 and fiscal 2006, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $2.8 million and $6.5 million for fiscal 2007 and fiscal 2006, respectively. In fiscal 2006, we purchased additional insurance for certain claims relating to pre-Merger periods. Excluding this, we incurred professional and general liability claims and insurance expense for professional and general liability of $3.9 million for fiscal 2006. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. Effective October 1, 2007, we also insure through our captive subsidiary employment practices liability claims of up to $240,000 per claim and up to $1.0 million in the aggregate.

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

Results of Operations

        The following table sets forth the percentages of net revenues that certain items of operating data constitute for the periods indicated:

	Predecessor		Successor
	Fiscal Year Ended September 30,	Period From October 1 Through June 29,	Period From June 30 Through September 30,	Fiscal Year Ended September 30,
	2005	2006	2006	2007
Statement of operations data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.6	75.8	76.7	75.7
General and administrative expenses	13.5	13.5	14.2	13.5
Transaction costs	0.0	1.6	0.0	0.0
Stock option settlement	0.0	4.6	0.0	0.0
Depreciation and amortization	3.1	3.0	5.6	5.6
Interest expense	4.3	8.9	6.3	5.5
Provision (benefit) for income taxes	1.5	(2.0)	(1.1)	(0.1)

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

        The results for the fiscal year ended September 30, 2006, which we refer to as "fiscal 2006," were derived by the mathematical addition of the period from October 1, 2005 through June 29, 2006 and the period from June 30, 2006 through September 30, 2006. This presentation of financial information for fiscal 2006 herein may yield results that are not fully comparable on a period-to-period basis, particularly related to the depreciation and amortization, interest expense and tax provision accounts, primarily due to the impact of the transactions on June 29, 2006 (the "Transactions"). This presentation is consistent with the way management uses this information internally.

  Net revenues

        Net revenues for fiscal 2007 increased by $120.9 million, or 15.3% from the prior fiscal year, to $910.1 million. Approximately $70.3 million of the $120.9 million increase relates to acquisitions that closed during fiscal 2006 and fiscal 2007. Excluding the revenue growth from acquisitions noted above, revenues increased $50.6 million, or 6.4%, from the prior fiscal year. Approximately $38.3 million of this increase was due to growth in our existing programs. The remaining increase of $12.3 million was due to revenues derived from new programs that began operations during fiscal 2006 and fiscal 2007.

  Cost of revenues

        Cost of revenues for fiscal 2007 increased by $88.9 million, or 14.8%, to $688.9 million. As a percentage of net revenues, cost of revenues has decreased from 76.0% for fiscal 2006 to 75.7% for fiscal 2007. The decrease in cost of revenues as a percentage of net revenues is due mostly to a decrease in direct labor costs as a percentage of net revenues. Direct labor costs decreased 0.2% as a percentage of net revenues, from 55.8% for fiscal 2006 to 55.6% for fiscal 2007.

  General and administrative expenses

        General and administrative expenses for fiscal 2007 increased by $14.6 million, or 13.5%, to $123.0 million. As a percentage of net revenues, general and administrative expenses decreased from 13.7% for fiscal 2006 to 13.5% for fiscal 2007. The decrease in general and administrative expenses as a percentage of net revenues is primarily due to a decrease in professional and general liability insurance, which decreased 0.5% as a percentage of net revenues, from 0.8% for fiscal 2006 to 0.3% for fiscal 2007. In fiscal 2006, the Company purchased additional insurance for certain claims relating to pre-Merger periods. In fiscal 2007, the Company recorded a pretax impairment charge of $1.1 million related to the write down of agency contracts and the write-off of intellectual property.

  Depreciation and amortization

        Depreciation and amortization for fiscal 2007 increased by $21.5 million, or 73.5% from fiscal 2006, to $50.7 million. The increase in depreciation and amortization reflects the increase in the cost basis of the fixed assets and intangible assets related to the Transactions. Pursuant to SFAS 141, the fixed assets and intangible assets were revalued as of the first day of the successor period, June 30, 2006, and the increased value is being depreciated and amortized over the useful lives of the assets.

  Interest expense

        Interest expense for fiscal 2007 decreased by $14.7 million, or 22.6% from fiscal 2006, to $50.2 million. Interest expense for fiscal 2007 reflects a full year of interest on the new credit facility and the new senior subordinated notes.

        Interest expense for fiscal 2006 was $64.8 million, including $22.5 million related to the tender premium and related expenses in connection with the tender offer for the 9 5/8% senior subordinated notes due 2012 ("old notes"), as well as $8.0 million related to the acceleration of deferred financing costs related to the old credit facility and old notes.

  Benefit for income taxes

        The benefit for income taxes of $0.5 million for fiscal 2007 was due to a loss before benefit for income taxes of $3.0 million generated during this period. The effective tax rate for fiscal 2007 was 16.2%.

        The benefit for income taxes of $2.2 million for the period from June 30, 2006 through September 30, 2006 was due to a loss before benefit for income taxes of $5.9 million generated during this period. The effective tax rate for the period from June 30, 2006 through September 30, 2006 was 37.8%.

        The benefit for income taxes of $11.3 million for the period from October 1, 2005 through June 29, 2006 was due to a loss before benefit for income taxes of $43.1 million generated during this period. The effective tax rate for the period from October 1, 2005 through June 29, 2006 was 26.3%. The effective tax rate for the period is lower than previous years' as certain expenses related to the Transactions were considered non-deductible for income tax purposes.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

  Net revenues

        Net revenues for fiscal 2006 increased by $95.4 million, or 13.8% over the prior fiscal year, to $789.2 million. Approximately $55.2 million of the $95.4 million increase relates to acquisitions that closed after October 1, 2004. Excluding the revenue growth from acquisitions noted above, revenues increased $40.2 million, or 5.8% over the prior fiscal year. Approximately $33.1 million of this increase was due to census increases in our existing programs and rate increases in our existing programs, including a 2.26% increase in Minnesota, our largest state, which became effective in the first quarter of fiscal 2006. The remaining increase of $7.1 million was due to revenues derived from new programs that began operations after October 1, 2004. Fiscal 2006 net revenues were not affected by the Transactions.

  Cost of revenues

        Cost of revenues for fiscal 2006 increased by $75.4 million, or 14.4%, to $600.0 million. This represents a 0.4% increase as a percentage of net revenues, from 75.6% for fiscal 2005 to 76.0% for fiscal 2006. Direct labor costs, which consist of wages and benefits for our direct care workers and payments to our contract mentors, increased by $58.6 million, or 13.0% over the prior fiscal year, to $511.3 million. This represents a 0.4% decrease as a percentage of net revenues, from 65.2% for fiscal 2005 to 64.8% for fiscal 2006. Other direct costs, which consist of occupancy costs, transportation and travel costs related to providing services to our clients and other costs directly related to providing care to our clients, increased by $16.8 million, or 23.4% over the prior fiscal year, to $88.7 million. This represents a 0.8% increase as a percentage of net revenues, from 10.4% for fiscal 2005 to 11.2% for fiscal 2006. The majority of this increase was related to increases in occupancy costs, which increased by $10.1 million, or 33.1% over the prior fiscal year, to $40.4 million. Fiscal 2006 cost of revenues was not affected by the Transactions.

  General and administrative expenses

        General and administrative expenses for the fiscal year ended September 30, 2006 increased by $14.9 million, or 15.9%, to $108.3 million. This represents a 0.2% increase as a percentage of net revenues, from 13.5% for fiscal 2005 to 13.7% for fiscal 2006. During fiscal 2006, general and administrative expenses included some one-time merger related costs that occurred during the period from June 30, 2006 through September 30, 2006. These costs included $2.8 million of insurance costs related to the purchase of additional insurance for certain claims relating to pre-Merger periods, as well as $0.6 million in additional audit fees as the annual audit included two reporting periods; the predecessor period from October 1, 2005 through June 29, 2006 and the successor period from June 30, 2006 through September 30, 2006. Excluding these one-time merger related expenses, general and administrative expenses would have been $104.9 million, or 13.3% of net revenues. General and administrative salaries and benefits increased by $6.7 million, or 13.5% over the prior fiscal year, to $56.5 million, or 7.2% of net revenues. General and administrative salaries and benefits include $0.5 million of compensation expense related to the adoption of SFAS 123(R). In addition, indirect occupancy costs increased $1.1 million, or 5.8% over the prior fiscal year, to $20.6 million. This represents a 0.2% decrease as a percentage of net revenues, from 2.8% for fiscal 2005 to 2.6% for fiscal 2006.

  Transaction costs

        Transaction costs were $9.1 million during the period from October 1, 2005 through June 29, 2006. These costs primarily consisted of professional fees paid in connection with the Merger. There were no transaction costs incurred during the period from June 30, 2006 though September 30, 2006.

  Stock option settlement

        The stock option settlement was $26.9 million for the period from October 1, 2005 through June 29, 2006. We accrued this expense as of June 29, 2006 in connection with the Merger, as all unvested stock options became vested in accordance with the change in control provision of the original stock option agreements. All stock options outstanding at the time of the Merger were cancelled, and holders of the options received an amount equal to the excess of the fair market value over the exercise price per share. Since all expenses were accrued as of June 29, 2006, there were no costs incurred during the period from June 30, 2006 through September 30, 2006.

  Interest expense

        Interest expense for fiscal 2006 increased by $34.9 million, or 117% over the prior fiscal year, to $64.8 million. Interest expense for fiscal 2006 includes interest expense of $51.7 million for the period from October 1, 2005 through June 29, 2006 and interest expense of $13.1 million for the period from June 30, 2006 through September 30, 2006.

        Interest expense for the period from October 1, 2005 through June 29, 2006 included $22.5 million related to the tender premium and related expenses in connection with the tender offer for the old notes, as well as $8.0 million related to the acceleration of deferred financing costs related to the old credit facility and old notes.

        Interest expense for the period from June 30, 2006 through September 30, 2006 reflects the interest expense of the new credit facility and the new senior subordinated notes. The amount of debt increased by $200.9 million and the weighted average interest rate increased by 0.3% as a result of the Transactions.

  Depreciation and amortization

        Depreciation and amortization for fiscal 2006 increased by $7.5 million, or 35% over the prior fiscal year, to $29.3 million. Depreciation and amortization for fiscal 2006 includes depreciation and amortization of $17.5 million for the period from October 1, 2005 through June 29, 2006 and depreciation and amortization of $11.7 million for the period from June 30, 2006 through September 30, 2006.

        Depreciation and amortization for the period from June 30, 2006 through September 30, 2006 of $11.7 million reflects the increase in the cost basis of the fixed assets and intangible assets related to the Transactions. Pursuant to SFAS 141, the fixed assets and intangible assets were revalued as of June 30, 2006 and the increased value is being depreciated and amortized over the useful lives of the assets.

  (Benefit) provision for income taxes

        The benefit for income taxes of $2.2 million for the period from June 30, 2006 through September 30, 2006 was due to a loss before benefit for income taxes of $5.9 million generated during this period. The effective tax rate for the period from June 30, 2006 through September 30, 2006 was 38.0%.

        The benefit for income taxes of $11.3 million for the period from October 1, 2005 through June 29, 2006 was due to a loss before benefit for income taxes of $43.1 million generated during this period. The effective tax rate for the period from October 1, 2005 through June 29, 2006 was 26.3%. The effective tax rate for the period is lower than previous years' as certain expenses related to the Transactions were considered non-deductible for income tax purposes.

        The provision for income taxes for fiscal 2005 was $10.3 million or a 42.3% effective tax rate on the income before provision for income taxes of $24.3 million.

Liquidity and Capital Resources

        Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements.

        Cash flows from operations were $52.8 million for fiscal 2007. Our days sales outstanding increased approximately four days from 44.7 days at September 30, 2006 to 48.9 days at September 30, 2007. Cash flows from operations included a decrease in other assets of $5.5 million primarily due to the receipt of the income tax refund related to prior fiscal years.

        Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $43.2 million for fiscal 2007. Cash paid for acquisitions for fiscal 2007 was $25.1 million, reflecting the purchase price for six acquisitions during fiscal 2007. This includes the purchase of Therapeutic Programs, Inc. ("TPI") for approximately $9.1 million and the purchase of Rockland Child Development Services, Inc. ("RCDS") for approximately $13.1 million. Cash paid for property and equipment for fiscal 2007 was $19.7 million, or 2.2% of net revenues, compared to $15.8 million, or 2.0% of net revenues, for fiscal 2006. Approximately $2.0 million of cash paid for property and equipment for fiscal 2007 was related to the implementation of a new billing system for the Company.

        Net cash used in financing activities for fiscal 2007 was $6.7 million, including the repayment of approximately $4.5 million of long-term debt. The repayment of debt primarily included four scheduled term B loan payments for an aggregate amount of $3.4 million and the repurchase of the remaining $750,000 of the old notes on March 19, 2007. In addition, we paid approximately $1.9 million of deferred financing fees during fiscal 2007 primarily related to the 2006 refinancing and the 2007 repricing of the term B loan.

        On July 5, 2007, NMH Holdings issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014. The NMH Holdings notes are unsecured and are not guaranteed by the Company or any of its subsidiaries or affiliates. Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined above) accrues at the cash interest rate plus 0.75% and, in either case, will be payable quarterly. NMH

Holdings has paid the first interest payment on the notes entirely in PIK Interest. For any interest payment after the first interest payment through June 15, 2012, NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely in PIK Interest or (c) 50% in cash and 50% in PIK Interest. After June 15, 2012, NMH Holdings will be required to pay all interest on the NMH Holdings notes in cash. NMH Holdings currently expects to elect to pay entirely PIK Interest through June 15, 2012.

        NMH Holdings is a holding company with no direct operations. NMH Holdings' principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations.

Commercial Commitments Summary

        The following table summarizes our contractual obligations and commitments as of September 30, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$515,868	3,747	11,358	6,700	494,063
Operating lease obligations(2)	106,515	31,440	40,879	24,171	10,025
Capital lease obligations	427	248	173	6	—
Standby letters of credit	21,663	21,663	—	—	—

Total obligations and commitments(3)	$644,473	57,098	52,410	30,877	504,088

(1)
Does not include interest on long-term debt or the $175.0 million of senior floating rate toggle notes due 2014 issued by NMH Holdings.

(2)
Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)
The table does not include earnout payments associated with the Company's CareMeridian acquisition. The Company made an earnout payment of approximately $5.5 million in the first quarter of fiscal 2008 and anticipates making additional payments of approximately $12.2 million in fiscal 2008.

Inflation

        We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from our estimates. These differences could be material to the financial statements.

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

  Accruals for Self-Insurance

        We maintain professional and general liability, workers' compensation, automobile liability and health insurance with policies that include self-insured retentions. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers compensation, automobile and professional and general liability programs are based on analyses performed internally by management or by outside consultants or based on actuarially determined estimates by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. As such, these changes in estimates are recorded as charges or credits to the statement of operations in a period subsequent to the change in estimate.

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

        Discounted cash flows are based on management's estimates of our future performance. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and intangible assets. If updated calculations indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge would be recorded in the statement of operations in the period of the change in estimate.

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

  Income Taxes

        We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

  Stock-Based Compensation

  Predecessor

        Effective October 1, 2005, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition.

        Under SFAS 123(R), entities that used the minimum-value method, as we had in our predecessor period, to measure compensation cost for stock options under SFAS 123 for financial statement recognition or pro forma disclosure purposes are required to use the prospective method. Under the prospective method, entities continue to account for nonvested awards outstanding at the date of adoption of SFAS 123(R) in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes. All awards granted, modified or settled after the date of adoption are accounted for using the measurement, recognition and attribution provisions of SFAS 123(R).

        In our predecessor period, we adopted SFAS 123(R) for options granted under the stock option plan in existence at the time of adoption using the prospective method. Therefore, we accounted for nonvested awards outstanding at the date of adoption in the same manner we accounted for them prior to adoption under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. We used the Black-Scholes option valuation model to determine the fair value of share-based payments granted after October 1, 2005.

        At the time of the Merger, all unvested stock options became vested in accordance with the change in control provision of the original stock option agreements. According to the Merger Agreement, all stock options outstanding at the time of the Merger were cancelled, and the holders of vested options received a cash payment in the amount equal to the excess of the fair market value over the exercise price per share, for which a compensation charge was recorded in our predecessor period's statements of operations.

  Successor

        In connection with the Transactions, NMH Investment adopted a new equity-based plan, and during fiscal 2007, issued units of limited liability company interests designated Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. The units are limited liability company interests and are available for issuance to our employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B and Class E units vest over a five year service period. The Class C and Class D units vest based on certain performance and/or market conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, will be recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.

  Derivative Financial Instruments

        From time to time, we use derivative financial instruments to manage the risk of interest rate fluctuations on debt and account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders' equity as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

        We, from time to time, enter into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on our debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statement of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income (loss) as a change to shareholder's equity. The related amount receivable from or payable to counterparties is included as an asset or liability in our consolidated balance sheet.

  Legal Contingencies

        From time to time, we are involved in litigation and regulatory proceedings in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period. See "Risk Factors."

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, we entered into interest rate swap agreements whereby we fixed the interest rate on approximately $221.2 million of our $335.0 million term B loan, effective as of August 31, 2006 and fixed the interest rate on approximately $113.3 million of our remaining $335.0 million term B loan, effective as of August 31, 2007. In total, as of September 30, 2007, we fixed the interest rate on approximately $326.7 million of our $330.8 term B loan.

        The rate and term of the interest rate swaps effective August 31, 2006 is 5.32% and four years, respectively. The amount of the term B loan subject to the interest rate swap agreements will reduce to $85.7 million by the end of the four-year term.

        The rate and term of the interest rate swap effective August 31, 2007 is 4.89% and three years, respectively. The amount of the term B loan subject to the interest rate swap agreements will increase to $288.9 million by the end of the three-year term.

        As a result of the interest rate swap agreements, the variable rate debt outstanding was reduced from $335.9 million outstanding to $9.2 million outstanding at September 30, 2007. The variable rate debt outstanding was reduced from $339.6 million outstanding to $119.1 million outstanding at September 30, 2006. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the revolver, which has an interest rate based on LIBOR plus 2.25% or Prime plus 1.25%, subject to reduction depending on the Company's leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. As of September 30, 2007, the Company had no borrowings under the senior secured revolving credit facility. An increase in the interest rate by 100 basis points on the debt balance outstanding as of September 30, 2007, would increase annual interest expense by approximately $0.1 million.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements required by this Item are on pages F-1 through F-36 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Not applicable.

Item 9A(T).    Controls and Procedures

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

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table sets forth the name, age and position of each of our directors and executive officers as of December 1, 2007:

Name	Age	Position
Gregory T. Torres	58	Chairman
Edward M. Murphy	60	President, Chief Executive Officer and Director
Denis M. Holler	53	Executive Vice President, Chief Financial Officer and Treasurer
Juliette E. Fay	55	Executive Vice President and Chief Development Officer
Bruce F. Nardella	50	Executive Vice President and Chief Operating Officer
David M. Petersen	59	Senior Vice President and Redwood Operating Group President
Linda DeRenzo	48	Senior Vice President, General Counsel and Secretary
John J. Green	48	Senior Vice President of Finance Operations and Assistant Treasurer
Hugh R. Jones, III	42	Senior Vice President, Chief Administrative Officer and Assistant Secretary
Robert A. Longo	45	Senior Vice President and Cambridge Operating Group President
James L. Elrod, Jr.	53	Director
Daniel S. O'Connell	53	Director
Brian K. Ratzan	37	Director
Jeffry A. Timmons	65	Director

        Directors are elected at the annual meeting of our sole stockholder and hold office until the next annual meeting or a special meeting in lieu thereof, and until their successors are elected and qualified, or upon their earlier resignation or removal. There are no family relationships between any of the directors and executive officers listed in the table. There are no arrangements or understandings between any executive officer and any other person pursuant to which he or she was selected as an officer.

        Gregory T. Torres has served as Chairman of the board of directors since September 2004. He was also the Company's Chief Executive Officer from January 1996 to January 2005, as well as its President from January 1996 until September 2004. Mr. Torres joined MENTOR in 1980 as a member of its first board of directors. In 1992, Mr. Torres became senior vice president for business development, strategic planning and public affairs. Prior to joining the company, Mr. Torres held prominent positions within the public sector, including chief of staff of the Massachusetts Senate Committee on Ways and Means and assistant secretary of human services. Mr. Torres began his career as a direct care worker in the juvenile justice field. On May 30, 2007, Mr. Torres was named president and chief executive officer of the Massachusetts Institute for a New Commonwealth ("MassINC"), an independent, nonpartisan research and educational institute in Boston.

        Edward M. Murphy has served as our President since September 2004 and as our President and Chief Executive Officer since January 2005. Mr. Murphy founded Alliance Health and Human Services in 1999 and served as the organization's President and CEO until September 2004. Prior to founding Alliance, he was a Senior Vice President at Tucker Anthony and President and Chief Operating Officer of Olympus Healthcare Group. Mr. Murphy is a former Commissioner of the Massachusetts Department of Youth Services and the Massachusetts Department of Mental Health, and the former Executive Director of the Massachusetts Health and Educational Facilities Authority.

        Denis M. Holler was appointed Executive Vice President, Chief Financial Officer and Treasurer on May 22, 2007. Mr. Holler was named Senior Vice President of Finance in January 2002 and led the

Company's corporate finance functions through the 2006 purchase by Vestar Capital Partners V, L.P. In addition to overseeing all finance functions of the Company, he manages external relationships with our equity sponsor, banking partners and high-yield investors. Prior to joining MENTOR in October 2000 as Vice President of Financial Operations, Mr. Holler was Chief Financial Officer of the Fortress Corporation.

        Juliette E. Fay has served as our Executive Vice President and Chief Development Officer since January 2006, managing national business development and the mergers and acquisitions group. Ms. Fay served as the Senior Vice President of National Business Development and Marketing from January 2002 to January 2006. Before joining MENTOR in 1998, Ms. Fay was the President and CEO of Charles River Health Management, a provider-based managed care company; the director of marketing and business development at the Massachusetts Health and Educational Facilities Authority; chief of staff for the Massachusetts Department of Mental Health; and the assistant commissioner for facility operations at the Massachusetts Department of Youth Services.

        Bruce F. Nardella was appointed Executive Vice President and Chief Operating Officer on May 22, 2007. Mr. Nardella joined MENTOR in 1996 as a state director and in May 2003 he was named President of our Eastern Division. Prior to that, he was a deputy commissioner for the Massachusetts Department of Youth Services. Mr. Nardella began his career working at a shelter facility for court-involved boys.

        David M. Petersen served as our Senior Vice President and President of our Central Division from May 2003 until being named Senior Vice President and Operating Group President in June 2007. Prior to joining MENTOR, Mr. Petersen worked for REM since 1972, having managed various operations in Minnesota, Montana, North Dakota and Wisconsin.

        Linda DeRenzo has served as our Senior Vice President, General Counsel and Secretary since March 2006. Ms. DeRenzo serves as our chief legal officer and oversees the risk management and regulatory compliance functions. An 18-year business law veteran, Ms. DeRenzo has represented high-growth companies and their financiers in a variety of industries including information technology, life sciences and health services. Prior to joining MENTOR, Ms. DeRenzo was a partner at Testa, Hurwitz & Thibeault, LLP in Boston from 1992 to 2004.

        John J. Green served as our Senior Vice President of Field Finance from the May 2003 acquisition of REM until being named Senior Vice President of Finance Operations in June 2007. In this role, Mr. Green oversees field finance operations across our operations, and manages the reimbursement group, payroll services, real estate and leasing management services, and field financial reporting and analysis. Mr. Green was previously Controller of REM, having joined REM in April 1986 as Assistant Controller. He is a certified public accountant with 26 years of experience both in public accounting and the healthcare industry.

        Hugh R. (Tripp) Jones, III has served as our Senior Vice President and Chief Administrative Officer since May 2004, and served as Senior Vice President of Public Strategy from February 2003 to May 2004. In his current role, Mr. Jones coordinates corporate and operating group functions with responsibility for human resources, information technology, legal and public strategy. Before joining MENTOR, he co-founded in 1995 and led MassINC, a nonpartisan think tank committed to the growth and vitality of the middle class. Mr. Jones is a former staff director of the Massachusetts Legislature's Education Committee and chaired Governor Mitt Romney's education transition team in 2002.

        Robert A. Longo served as our Senior Vice President and President of our Western Division from May 2003 until being named Operating Group President in June 2007. Mr. Longo joined MENTOR in 1993, and has previously held the positions of children's services program manager, state director and vice president, all managing various operations. Mr. Longo has served on the boards of numerous organizations focused on mental health and human services, including serving for three years on the board of the national Foster Family-Based Treatment Association.

        James L. Elrod, Jr. joined our board of directors in June 2006. Mr. Elrod is a Managing Director of Vestar Capital Partners, having joined Vestar in 1998. Previously, he was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of DynaVox Systems, LLC, Essent Healthcare, Inc., Sunrise Medical, Inc., Joerns Healthcare, LLC and MediMedia USA, Inc.

        Daniel S. O'Connell joined our board of directors in June 2006. Mr. O'Connell is the founder and Chief Executive Officer of Vestar Capital Partners. Prior to the founding of Vestar Capital Partners in 1988, Mr. O'Connell was a Managing Director and Co-Head of the Management Buyout Group at The First Boston Corporation. Mr. O'Connell is currently a director of Birds Eye Foods, Inc., Sunrise Medical, Inc., Nybron Flooring International, St. John Knits International, Inc., Solo Cup Company and Huish Detergents, Inc., companies in which Vestar or its affiliates have a significant equity interest. In addition, he is a trustee of Brown University and is on the Advisory Board of the Yale University School of Management.

        Brian K. Ratzan joined our board of directors in June 2006. Mr. Ratzan is a Managing Director of Vestar Capital Partners, which he joined in 1998. Previously, he was a Vice President at Trace International Holdings, Inc., a private investment firm. Prior to that, he was a member of the Corporate Finance Group at Donaldson, Lufkin & Jenrette. Mr. Ratzan is currently a director of Birds Eye Foods, Inc. and Huish Detergents, Inc.

        Jeffry A. Timmons has served on our board of directors since December 2006. Dr. Timmons has been Babson College's Franklin W. Olin Distinguished Professor of Entrepreneurship since 1995. Prior to 1995, Dr. Timmons held simultaneous professorships at Babson College and Harvard Business School, where his teaching and research specialties were entrepreneurship, new ventures, entrepreneurial finance and venture capital. For over 40 years, Dr. Timmons has been involved in the world of entrepreneurship as an investor, director or advisor in private companies and investment funds, including Internet Securities, Inc., Color Kinetics, Inc. and BCI Advisors.

Code of Ethics

        We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. The MENTOR Network Code of Conduct is publicly available on our website at www.thementornetwork.com, via a link from our "Compliance" page under the tab, "Network of Quality". If we make any substantive amendments to the Code, or grant any waiver from a provision of the Code to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Audit Committee Financial Expert

        We do not have an "audit committee financial expert" serving on our audit committee. As a debt-only issuer, we are not subject to listing standards requiring that we maintain an audit committee. The Board of Directors and Vestar have chosen to place reliance upon the Company's management and its independent auditors for financial statement expertise.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        General Overview.    Pursuant to the Merger on June 29, 2006, the Company is an indirect wholly owned subsidiary of NMH Investment. NMH Investment is beneficially owned by Vestar and certain affiliates, certain of our directors and members of our management team. Following the closing of the Merger, Daniel O'Connell, James Elrod, Jr. and Brian Ratzan, each an employee of Vestar, became directors of the Company. On December 1, 2006, Jeffry Timmons, who is not otherwise affiliated with Vestar or the Company, was added as a director of the Company. The Company's Compensation Committee is comprised of Mr. Elrod and Dr. Timmons.

        In connection with the Merger, the Company entered into an amended and restated employment agreement with its president and chief executive officer, Edward Murphy. It also entered into severance agreements with its other executive officers, including Denis Holler, who was then the Company's Senior Vice President of Finance, Bruce Nardella, who was then the Company's Senior Vice President and Eastern Division President, Juliette Fay, the Company's Executive Vice President and Chief Development Officer, and David Petersen, who was then the Company's Senior Vice President and Central Division President. Effective May 22, 2007, Mr. Holler was promoted to Executive Vice President and Chief Financial Officer, and Mr. Nardella was promoted to Executive Vice President and Chief Operating Officer. Mr. Petersen was named Senior Vice President and Operating Group President effective June 6, 2007. The compensation paid to the executive officers reflects negotiations at the time of the Merger, with adjustments for Messrs. Holler, Nardella and Petersen after their promotions. In addition, as part of the Merger, management invested approximately $11.6 million in Preferred Units and Class A Units in NMH Investment.

        Following the Merger, in January 2007, certain members of the Company's management, including the executive officers, were awarded grants of Class B, Class C and Class D Units in NMH Investment. Messrs. Holler and Nardella were awarded additional grants of Class B, Class C and Class D Units following their promotions. Throughout this analysis, Messrs. Murphy, Holler, Nardella and Petersen and Ms. Fay are referred to as the "named executive officers".

        Compensation Policies and Practices.    The primary objectives of our executive compensation program are to:

  •
  attract and retain the best possible executive talent;

  •
  achieve accountability for performance by linking annual cash and long-term equity incentive awards to achievement of measurable performance objectives; and

  •
  align executives' incentives with equity value creation.

        Our executive compensation programs are designed to encourage our executive officers to operate the business in a manner that enhances equity value. The primary objective of our compensation program is to align the interests of our executive officers with our equityholders' short- and long-term interests. This is accomplished by awarding a substantial portion of our executives' overall compensation based on our financial performance, specifically growth in earnings before interest, taxes, depreciation and amortization, or EBITDA (with certain adjustments). We also have provided a significant portion of our executive officers' compensation through equity-based awards. Our compensation philosophy provides for a direct relationship between compensation and the achievement of our goals and seeks to include management in upside rewards.

        We seek to achieve an overall compensation program that provides foundational elements such as base salary and benefits that are generally competitive with our industry, as well as an opportunity for variable incentive compensation that comprises a substantial portion of an executive officer's annual compensation in order to drive the Company's achievement of performance goals.

        The Company's executive compensation program is administered by the Compensation Committee of the Company's Board of Directors. The role of the Committee is, among other things, to review and approve salaries and other compensation of the executive officers of the Company, to review and recommend equity grants under NMH Investment's equity plan, and to administer the annual cash incentive plan for all employees, including the executive officers.

        Elements of Compensation.    Each element of the executive compensation program works to fulfill one or more of the objectives of the program. The elements of our compensation program are as follows:

  •
  base salary;

  •
  annual cash bonus incentives;

  •
  long-term incentive compensation in the form of equity-based units;

  •
  deferred compensation;

  •
  severance and change-in-control benefits; and

  •
  other benefits.

        Our base salary structure is designed to recognize the contributions of our senior management team. Our annual bonuses are designed to reward executive officers for achievement of annual objectives tied to growth in EBITDA (with certain adjustments). Our equity component of compensation, in the form of equity units in NMH Investment, is designed to reward equity value creation.

        Set out below is a description of each element, including why we have chosen to pay the element, how we determine the amount to be paid and how each compensation element and our decisions regarding how the element fits into our overall compensation objectives.

        Base Salary.    Base salary provides executives with a fixed amount of compensation paid on a regular basis throughout the year. The Compensation Committee's charter charges the Compensation Committee with reviewing and determining each executive's base salary on an annual basis. For fiscal 2007, the executives' base salaries were reviewed in connection with the closing of the Merger. In addition, upon their promotions in May and June 2007, each of Messrs. Holler, Nardella and Petersen received an increase in his base salary. Mr. Holler's salary increased from $220,000 to $275,000, and Mr. Nardella's increased from $225,000 to $275,000. Mr. Petersen also received an increase, from $250,000 to $260,000, to reflect his increased duties as Operating Group President. The compensation paid to the executive officers reflects negotiations at the time of the Merger, with adjustments for Messrs. Holler, Nardella and Petersen after their promotions. The promotions and increases were reviewed and approved by the Compensation Committee. Factors considered in increasing these base salaries included the new level and scope of responsibilities and a comparison with the base pay of the Company's other executive officers.

        Annual Incentive Compensation.    In addition to base salary, each named executive officer participates in an annual cash incentive plan, which constitutes the variable, performance-based component of an executive's cash compensation. The objective of this element of executive compensation is to drive individual performance and the achievement of organizational goals. The plan provides the executive officers with the opportunity to earn significant annual cash bonuses. The annual incentive plan for fiscal 2007 was structured to provide a "pool" of dollars based upon the Company's attainment of certain financial targets for the applicable fiscal year, which were approved by the Compensation Committee. The achievement of the payout targets is challenging. Under The MENTOR Executive Leadership Incentive Plan for fiscal 2007, the Company fell just short of its target for growth in adjusted EBITDA in fiscal 2007 and as a result, after set-asides for a discretionary pool and payroll taxes, the named executive officers received approximately 89% of the payout that was achievable had the target been met and had there been no adjustments for set-asides, or approximately 44% of base salary at the annual rate in effect as of fiscal year-end. The incentive compensation payout opportunity for Messrs. Holler, Nardella and Petersen and Ms. Fay is 25 percent of base salary at the threshold performance level, 50 percent at target level and 75 percent at the maximum level. Mr. Murphy's Amended and Restated Employment Agreement entitles him to 50 percent, 100 percent, and 150 percent at the threshold, target and maximum levels, respectively. However, at his request, Mr. Murphy received a payout based on the same payout levels for fiscal 2007 as that of the other named executives officers (that is, approximately 44 percent of base salary). For fiscal 2008, the incentive compensation payout opportunity for the Company's executive officers remains at the same levels as outlined above. The initial calculation will be made based on the Company's attainment of certain financial targets, with potential reductions for the failure to meet certain financial or quality targets.

        Equity-Based Compensation.    Long-term incentive compensation is provided in the form of non-voting equity units in the Company's indirect parent company, NMH Investment, pursuant to the NMH Investment 2006 Unit Plan. The plan allows certain officers, employees, non-employee directors and consultants of the Company to participate in the long-term growth and financial success of the Company through acquisition of equity interests in NMH Investment, including Class B, Class C, Class D and Class E Common Units of NMH Investment. The purpose of the plan is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the ultimate parent of the Company and by encouraging retention. A pool of units was set aside for all employees, including the named executive officers, as part of the Merger and granted during the second quarter of fiscal 2007. No additional units have been granted to the named executive officers except for grants of B, C and D units made to Messrs. Holler and Nardella during the fourth quarter in recognition of their promotions. The Company expects to grant additional D units to the executive officers, including the named executive officers, during the first half of fiscal 2008, and the Compensation Committee has recommended the grant of such additional units.

        The B units vest over 61 months and the C and D units vest over three years if and to the extent certain performance-based conditions are met and at any time if certain investment return conditions are met, and, in all cases, assuming continued employment. If an executive's employment is terminated, NMH Investment may repurchase the executive's units, as set out in the table below. If the termination occurs within 12 months after the relevant measurement date (either the date of the Merger or the date of Mr. Holler's or Mr. Nardella's promotion, as applicable), all of the units will be repurchased at the lower of fair market value and the initial purchase price, or "cost". If the termination occurs during the following four-year period, the proportion of the units that may be purchased at fair market value will be determined depending on the circumstances of the executive officer's departure, the date of termination and whether the units are B units or C or D units. For the B units, from month 13 to month 60, if the executive officer is terminated without cause, or resigns for good reason, he or she is entitled to receive a higher proportion of the purchase price at fair market value than if he or she resigns voluntarily. For the C and D units, the executive officer is entitled to receive only cost until the third anniversary of the relevant measurement date, regardless of the circumstances of his or her termination. After the third anniversary, he or she is entitled to receive fair market value for the full amount of the C and D units, regardless of the circumstances of his or her termination, except that, in the event of a termination for cause, all of the units would be callable at cost.

	B units	B units	C units	D units	All units
Circumstances of departure	Termination without cause, or resignation for good reason	Resignation without good reason	Any termination, other than for cause	Any termination, other than for cause	Termination for cause
1-12 months after relevant measurement date	Cost	Cost	Cost	Cost	Cost
13-36 months after relevant measurement date	Portion at fair market value increases ratably each month, from 20.00% to 59.10%	Cost	Cost	Cost	Cost
37-60 months after relevant measurement date	Portion at fair market value increases ratably each month, from 60.80% to 99.90%	Portion at fair market value increases ratably each month, from 40.00% to 99.94%	Fair market value	Fair market value	Cost
61 months or later after relevant measurement date	Fair market value	Fair market value	Fair market value	Fair market value	Cost

        The plan is administered by the Compensation Committee which recommends awards to the management committee of NMH Investment. The management committee determines, among other things, specific participants in the plan as well as the amount and value of any units awarded. In recommending the equity grants for the executive officers, the Compensation Committee considered and adopted the recommendations of Mr. Murphy regarding allocations to the executive officers commensurate with each executive officer's position and level of responsibility relative to the other executive officers.

        Deferred Compensation.    Under the National Mentor Holdings, LLC Executive Deferred Compensation Plan, the named executive officers receive an allocation to their account based on a percentage of base salary, as follows: Mr. Murphy, 13%; Messrs. Holler and Nardella, 11%, effective May 22, 2007, and 9% before that date; Ms. Fay, 11%; and Mr. Petersen, 9%. This allocation is made as of the end of the plan year, December 31, for service rendered during the prior fiscal year. The balances accrue interest at a rate set prior to the beginning of the plan year. The interest rate for plan years 2006 and 2007 was 6%. The plan is an unfunded, nonqualified deferred compensation arrangement to provide deferred compensation to senior management. We may make discretionary contributions to the plan, although we did not do so in fiscal 2007. A participant's account balance is 100% vested and non-forfeitable and will be distributed to a participant following his or her retirement or termination from the Company, disability, death or at the Company's direction under certain circumstances.

        A 401(k) plan is available to eligible employees, including the named executive officers. Under the plan, we may make an annual discretionary matching contribution and/or profit-sharing contribution. To supplement the 401(k) plan, the National Mentor Holdings, LLC Executive Deferral Plan is available to highly compensated employees (as defined by Section 414(q) of the Internal Revenue Code), including the named executive officers. Participants may contribute up to 100 percent of salary and/or bonus earned during the plan year. This plan is a nonqualified deferred compensation arrangement and is coordinated with our 401(k) plan so as to maximize a participant's contributions and the Company's matching contributions to the 401(k) plan, with the residual remaining in the Executive Deferral Plan. Distributions are made upon a participant's termination of employment, disability, death, retirement or at a time specified by the participant when he or she makes a deferral election. Participants can elect to have distributions made in a lump sum or over a five-year period. A specific-date election may be made only in a lump sum. In 2006 we established a grantor trust to accumulate assets to provide for the obligations under the plan. Any assets of the grantor trust are subject to the claims of our general creditors.

        Severance and Change-in-Control Benefits.    As part of the Merger, the Company entered into an amended and restated employment agreement with Mr. Murphy and entered into severance agreements with each of the other named executive officers. Each of these agreements provides for severance benefits to be paid to the named executive officer if the Company terminates his or her employment without "cause" or he or she resigns for "good reason", each as defined in the applicable agreement.

        If any of the named executive officers is terminated without cause, or he or she resigns for good reason, depending upon the timing of his or her departure, he or she would be entitled to receive a higher purchase price for his or her B, C and D units, compared with if he or she terminated employment voluntarily, as described above under "Equity-Based Compensation". Under each executive officer's management unit subscription agreement, NMH Investment has the right to repurchase the units at a blend of cost and fair market value, depending on the circumstances of the executive officer's departure, including the date of departure. Fair market value is as determined in good faith by the management committee of NMH Investment (valuing the Company and its subsidiaries as a going concern, disregarding any discount for minority interest or marketability of the units).

        In addition, upon a change in control of the Company any unvested B units will vest immediately, and any unvested C and D units may vest if certain investment return conditions are met. The Company believes that such accelerated vesting could align the interests of the named executive officers with the interests of the indirect parent of the Company in the event of a sale of the Company when the named executive officers' interests might otherwise be opposed to the sale of the Company.

        Other Benefits.    The named executive officers are entitled to participate in group health and welfare benefits on the same basis as all regular, full-time employees. These benefits include medical, dental, vision care, flexible spending accounts, term life insurance, short-term and long-term disability insurance and an employee assistance program. In addition, all employees, including the executive officers, have the option of purchasing supplemental group term life insurance for themselves as well as coverage for their spouses and dependent children.

Compensation Committee Report

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

James L. Elrod, Jr.
Jeffry A. Timmons

Fiscal 2007 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)(a)	Equity Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	Nonqualified Deferred Compensation Earnings ($)(d)	All Other Compensation ($)(e)	Total ($)
Edward M. Murphy President and Chief Executive Officer	2007	350,000	35,845	155,275	1,865	53,459	596,444
Denis M. Holler Executive Vice President and Chief Financial Officer	2007	239,039	33,854	122,002	32,948	29,754	457,597
Juliette E. Fay Executive Vice President and Chief Development Officer	2007	275,000	33,284	122,002	6,967	37,060	474,313
Bruce F. Nardella Executive Vice President and Chief Operating Officer	2007	242,308	31,862	130,244	8,026	30,037	442,477
David M. Petersen Senior Vice President and Redwood Operating Group President	2007	252,885	30,724	123,139	3,042	28,064	437,854

(a)
Includes individual's pre-tax contributions to health plans and contributions to retirement plans.

(b)
Represents expense of equity awards under the NMH Investment, LLC Amended and Restated 2006 Unit Plan as reflected in the Company's financial statements under SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)).

(c)
Represents cash bonuses under our annual incentive compensation plan.

(d)
Represents earnings in excess of the applicable federal long-term rate under the Executive Deferred Compensation Plan and the Executive Deferral Plan.

(e)
All other compensation represents Company contributions credited to the Executive Deferred Compensation Plan, Company paid parking and corresponding gross-ups, and imputed income on group term life insurance premiums. Also included is the Company match on executive contributions to the 401(k) plan and Executive Deferral Plan, which has been estimated for fiscal 2007 in advance of the actual determination.

Grants of Plan-Based Awards in Fiscal 2007

Estimated Future Payouts Under Equity Plan Incentive Plan Awards
Name	Grant Date (a)	Approval Date (b)	Threshold (#)	Target (#)	Maximum (#)	All Other Equity Awards: Number and Class of Units (#) (c)	Grant Date Fair Value of Equity Awards ($) (d)
Edward M. Murphy	1/12/07	12/14/06	— —	— 7,070.00 C Units 7,490.00 D Units	— 7,070.00 C Units 7,490.00 D Units	6,737.50 B 7,070.00 C 7,490.00 D	$ $ $	55,180.13 55,146.00 55,126.40
Denis M. Holler	1/12/07 8/14/07	12/14/06 6/6/07	— — — — —	— 6,565.00 C Units 6,955.00 D Units — 505.00 C Units 535.00 D Units	— 6,565.00 C Units 6,955.00 D Units — 505.00 C Units 535.00 D Units	6,256.25 B 6,565.00 C 6,955.00 D 481.25 B 505.00 C 535.00 D	$ $ $ $ $ $	51,238.69 51,207.00 51,188.80 3,941.44 3,939.00 3,937.60
Juliette E. Fay	1/12/07	12/14/06	— —	— 6,565.00 C Units 6,955.00 D Units	— 6,565.00 C Units 6,955.00 D Units	6,256.25 B 6,565.00 C 6,955.00 D	$ $ $	51,238.69 51,207.00 51,188.80
Bruce F. Nardella	1/12/07 8/14/07	12/14/06 6/6/07	— — — — — —	— 6,060.00 C Units 6,420.00 D Units — 1,010.00 C Units 1,070.00 D Units	— 6,060.00 C Units 6,420.00 D Units — 1,010.00 C Units 1,070.00 D Units	5,775.00 B 6,060.00 C 6,420.00 D 962.50 B 1,010.00 C 1,070.00 D	$ $ $ $ $ $	47,297.25 47,268.00 47,251.20 7,882.88 7,878.00 7,875.20
David M. Petersen	1/5/07	12/14/06	— —	— 6,060.00 C Units	— 6,060.00 C Units	5,775.00 B 6,060.00 C 6,420.00 D	$ $ $	47,297.25 47,268.00 47,251.20

(a)
Date on which the restricted units were transferred to the named executive officer in connection with the initial grant of compensatory grants under the NMH Investment, LLC Amended and Restated 2006 Unit Plan.

(b)
Date on which the management committee of NMH Investment approved the equity award. The difference between the date these awards were approved and their grant date is due to a lapse of time between the approval date and the time that award documents to evidence these awards were finalized and executed.

(c)
Represents Class B, Class C and Class D Common Units in NMH Investment. See "Equity-Based Compensation", above, for details regarding the grants and the conditions under which they vest.

(d)
Reflects grant date fair value computed in accordance with FAS 123(R).

Outstanding Equity Awards at Fiscal 2007 Year End

        Shares and stock options are not included in this table because none were issued during the fiscal year and none were outstanding at fiscal year-end.

Equity Incentive Plan Awards
Name	Number and Class of Unearned Units Not Vested(#)	Payout Value of Unearned Units Not Vested($)(c)
Edward M. Murphy	6,737.50 Class B Units (a) 7,070.00 Class C Units (a) 7,490.00 Class D Units (a)	58,684 19,655 19,549
Denis M. Holler	6,256.25 Class B Units (a) 6,565.00 Class C Units (a) 6,955.00 Class D Units (a) 481.25 Class B Units (b) 505.00 Class C Units (b) 535.00 Class D Units (b)	54,492 18,251 18,153 4,192 1,404 1,396
Juliette E. Fay	6,256.25 Class B Units (a) 6,565.00 Class C Units (a) 6,955.00 Class D Units (a)	54,492 18,251 18,153
Bruce F. Nardella	5,775.00 Class B Units (a) 6,060.00 Class C Units (a) 6,420.00 Class D Units (a) 962.50 Class B Units (b) 1,010.00 Class C Units (b) 1,070.00 Class D Units (b)	50,300 16,847 16,756 8,383 2,808 2,793
David M. Petersen	5,775.00 Class B Units (a) 6,060.00 Class C Units (a) 6,420.00 Class D Units (a)	50,300 16,847 16,756

    (a)
    Granted in January 2007 in connection the initial compensatory grants under the NMH Investment, LLC 2006 Unit Plan. Exact dates are specified above, under Grants of Plan-Based Awards.

    (b)
    Granted August 14, 2007 in recognition of the named executive officer's promotion.

    (c)
    Payout value represents fair market value determined as of fiscal year-end.

Option Exercises and Stock Vested

        No options were issued, outstanding or exercised during fiscal 2007. For purposes of this disclosure item, no units were vested during fiscal 2007 such that value was realized, as NMH Investment could repurchase at cost the units of any executive who terminated his or her employment voluntarily during fiscal 2007. However, if an executive officer were terminated without cause or resigned for good reason as of the last day of the fiscal year, he or she would be entitled to receive fair market value for a portion of his or her units. See "Estimated Change-in-Control/Severance Payments", below.

Pension Benefits

        The Company has no pension plans.

Fiscal 2007 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)(a)(b)	Company Contributions in Last Fiscal Year ($)(b)(c)	Aggregate Earnings in Last Fiscal Year ($)(b)(d)	Aggregate Withdrawals/ Distributions ($)(e)	Aggregate Balance at Last Fiscal Year End ($)(f)
Edward M. Murphy	10,500	48,856	7,328	9,565	114,812
Denis M. Holler	55,513	26,866	56,528	—	475,912
Juliette E. Fay	12,269	33,606	18,624	111,656	113,171
Bruce F. Nardella	23,316	27,154	15,203	7,814	151,027
David M. Petersen	14,848	26,069	8,350	12,814	110,304

(a)
Represents amounts contributed to the Executive Deferral Plan during fiscal 2007. The Executive Deferral Plan is available to highly compensated employees to supplement the 401(k) plan. For details about the plan, see "Deferred Compensation", above.

(b)
All of the amounts reported under "Executive Contributions in Last Fiscal Year" and "Company Contributions in Last Fiscal Year" are reported as compensation in the Summary Compensation Table. Under "Aggregate Earnings in Last Fiscal Year", the amounts in the Summary Compensation Table that were in excess of the applicable federal long-term rate are as follows:

Edward M. Murphy	1,865
Denis M. Holler	32,948
Juliette E. Fay	6,967
Bruce F. Nardella	8,026
David M. Petersen	3,042
(c)
Represents Company match (up to 1.5% of base salary) on executive contributions to the Executive Deferral Plan, plus Company contributions to the Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement to provide deferred compensation to senior management. For details about both these plans, see "Deferred Compensation", above.

(d)
Represents the 6% return credited to the participant's account in the Executive Deferred Compensation Plan for balances in fiscal 2007, plus the executives' respective returns for amounts invested in the Executive Deferral Plan.

(e)
Represents amounts withdrawn from the Executive Deferral Plan and deposited into the executive's respective 401(k) account in accordance with IRS rules. For Ms. Fay, amount also includes date-specified distribution to her during fiscal 2007 relating to the exercise of stock options in connection with the Vestar transaction in June 2006.

(f)
Represents aggregate balances in Executive Deferral Plan and Executive Deferred Compensation Plan for each executive as of fiscal year-end.

Severance Agreements

        Mr. Murphy entered into an amended and restated employment agreement with us at the time of the Merger. The initial term is three years, after which the agreement will renew automatically each year for a one-year term, unless terminated earlier by the parties. The employment agreement provides for a base salary of $350,000 per year, subject to review and adjustment from time to time, with an annual bonus from the incentive compensation plan equal to no less than Mr. Murphy's base salary if the Company reaches certain yearly determined performance objectives. For fiscal 2007, Mr. Murphy elected to accept a payout based on the same target payout level as the other executive officers (50%) despite the fact that he would have been entitled to a bonus based on a target level of 100% under the agreement. Under the terms of the agreement, if Mr. Murphy is terminated by the Company without cause, the Company is obligated to continue to pay him his base salary and targeted incentive compensation for two years following the date of such termination, as well as a pro rata incentive compensation amount for the year in which such termination occurs. The employment agreement contains provisions pursuant to which Mr. Murphy has agreed not to disclose our confidential information. Mr. Murphy has also agreed not to solicit our employees or contractors, nor compete with us for a period of two years after his employment with us has been terminated.

        Messrs. Holler, Nardella and Petersen and Ms. Fay entered severance agreements with us at the time of the Merger. Pursuant to these agreements, in the event that the employment of any such employees is terminated under certain conditions, they will be entitled to (i) the payment of an aggregate amount equal to their base salary, (ii) the payment of an amount equal to their annual cash bonuses earned in the year prior to their severance and (iii) continued coverage under our health, medical and welfare benefit plans for a period of one year from the date of termination. The severance agreements also contain provisions pursuant to which the executive officer agrees not to disclose our confidential information, solicit our employees or contractors or compete with us for a period of one year after his or her employment with us has been terminated.

Estimated Change-in-Control/Severance Payments

        Mr. Murphy's amended and restated employment agreement and the severance agreements of the named executive officers provide for severance benefits in the event of termination under certain circumstances. The following table shows the amount of potential severance benefits for the named executive officers pursuant to their employment or severance arrangements, assuming the named executive officer was terminated under circumstances qualifying for the benefits and that termination occurred as of September 30, 2007, our fiscal year-end. The table also shows the estimated present value of continuing coverage for the benefits and the amount that would be paid for the repurchase of the B, C and D units in NMH Investment, assuming a termination without cause.

Name	Salary ($)(a)	Bonus ($)(b)	Repurchase of Restricted B, C and D Units ($)(c)	Value of Continued Benefits ($)(d)	Total ($)
Edward M. Murphy	700,000	700,000	17,670	43,134	1,460,804
Denis M. Holler	275,000	57,026	17,670	19,148	368,844
Juliette E. Fay	275,000	70,004	16,408	2,200	363,612
Bruce F. Nardella	275,000	62,213	17,670	21,970	376,853
David M. Petersen	260,000	59,392	15,146	15,113	349,651

(a)
Under Mr. Murphy's Employment Agreement, salary continues for two years. For each of the other named executive officers, salary continues for one year. These amounts would be payable over time in accordance with the Company's regular payroll practices.

(b)
Mr. Murphy would receive an amount equal to his target annual bonus of 100 percent under the incentive compensation plan for two years after termination. Each of the other named executive officers would receive an amount equal to the actual annual bonus for the prior fiscal year. These amounts would be payable over time in accordance with the Company's regular payroll practices.

(c)
Represents the amount the executive officer would receive for the B, C and D units, including the original purchase price. The units may be called upon the executive officer's termination. Assuming a termination without cause on September 30, 2007, 25.10% of the B units would be purchased for fair market value as of September 30, with the remaining 74.90% purchased at the initial purchase price, in accordance with the applicable management unit subscription agreement. The C and D units would be purchased at the initial purchase price. The purchase price may be paid in the form of a promissory note at the discretion of NMH Investment.

(d)
Mr. Murphy would continue to participate in health and welfare benefit plans at the Company's expense for two years. All other named executive officers would participate in the health and welfare benefit plans for one year. Amounts are estimated based on the respective named executive officer's current benefit elections.

        Neither Mr. Murphy's employment agreement nor the named executive officer's severance agreements contain provisions for payments upon a change of control of the Company. However, assuming a change of control occurred at September 30, 2007, the Company's fiscal year-end, under the governing documents, all of the B units would vest and one-third of the C and D units would vest. The fair market value of each named executive officer's vested B, C and D units, plus the initial purchase price of the remaining unvested C and D units, would be as estimated in the following table.

Name	Fair market value of B Units($)	Fair market value of C Units ($)	Fair market value of D Units ($)	Total ($)
Edward M. Murphy	68,251	7,753	7,615	83,619
Denis M. Holler	68,251	7,753	7,615	83,619
Juliette E. Fay	63,376	7,200	7,071	77,647
Bruce F. Nardella	68,251	7,753	7,615	83,619
David M. Petersen	58,501	6,646	6,527	71,674

Director Compensation

        We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. We compensate our outside directors as set out in the table below. Mr. Murphy receives no additional compensation for his service as a director, apart from his compensation as President and Chief Executive Officer. Messrs. Elrod, O'Connell and Ratzan are employees of Vestar and do not receive any additional compensation for their service as directors of the Company.

Name	Fees Earned or Paid in Cash($)		Equity Awards ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation($)		Total ($)
Gregory T. Torres	100,000	(a)	—	194	(b)	564	(c)	100,758
Jeffry A. Timmons	16,000	(d)	6,091	—		—		22,091

(a)
Mr. Torres is paid a salary of $100,000 per year in accordance with his Amended and Restated Employment Agreement.

(b)
Represents earnings in excess of the applicable federal long-term rate. Mr. Torres continues to accrue interest on amounts credited to him in the Executive Deferred Compensation Plan during his service as the Company's President and Chief Executive Officer.

(c)
Represents imputed income on group term life insurance, Company paid parking and a repayment of compensation previously contributed to the Company's 401(k) plan.

(d)
Dr. Timmons receives a fee of $5,000 for each meeting of the Board of Directors that he attends in person and a fee of $1,000 for each meeting that he attends by phone and each committee meeting that he attends.

Compensation Committee Interlocks and Insider Participation

        None of the members of the Company's Compensation Committee is or has been an officer or employee of the Company. Mr. Elrod is a managing director of Vestar, which controls the Company. For a description of the transactions between us and Vestar, see Item 13. Apart from this relationship, no member of the Compensation Committee has any relationship that would be required to be reported under Item 404 of Regulation S-K. No member of the Compensation Committee serves as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        NMH Investment is our ultimate parent and indirectly owns 100% of our equity securities. The following table sets forth information with respect to the beneficial ownership of voting equity interests of NMH Investment by (i) each person or entity known to us to beneficially hold five percent or more of equity interests of NMH Investment, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.

        Under SEC rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person's ownership percentage, but not for purposes of computing any other person's percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

        Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the Company's knowledge, sole voting and investment power with respect to the indicated Class A Units which is the only class of voting equity interests in NMH Investment.

        Beneficial ownership has been determined as of December 1, 2007 in accordance with the relevant rules and regulations promulgated under the Exchange Act.

Name and address of Beneficial Owner	Number of Class A Units(1)(2)	Percent of Class A Units
Vestar Capital Partners V, L.P.(3)	6,918,627	92.2%
Gregory T. Torres	25,000	*
Edward M. Murphy	130,000	1.7%
Denis M. Holler	40,169	*
Bruce F. Nardella	30,000	*
Juliette E. Fay	41,750	*
David M. Petersen	31,200	*
James L. Elrod, Jr.(4)	—	—
Daniel S. O'Connell(4)	—	—
Brian K. Ratzan(4)	—	*
Jeffry A. Timmons	6,813	*
All directors and executive officers (14 persons)	422,449	5.6%

*
Less than 1.0%.

(1)
In addition, certain members of management own non-voting Preferred Units, Class B Units, Class C Units and Class D Units, and Dr. Timmons owns non-voting Class E Units, which are not reflected in the table above. See "Certain Relationships and Related Party Transactions—Management Unit Subscription Agreements" for additional information.

(2)
The Preferred Units and 30% of Class A Units held by the management investors were vested with respect to appreciation immediately upon issuance, assuming continued employment with the Company, and the remaining 70% of Class A Units vest over time. See "Certain Relationships and Related Party Transactions—Management Unit Subscription Agreements" for additional information.

(3)
In addition, Vestar Capital Partners V, L.P. (the "Fund") owns 1,728,137 Preferred Units, representing approximately 96.7% of the Preferred Units, of NMH Investment. Vestar Associates

  V, L.P. is the general partner of the Fund having voting and investment power over membership interests held or controlled by the Fund. Vestar Managers V, Ltd. ("VMV") is the general partner of Vestar Associates V, L.P. Each of Vestar Associates V, L.P. and VMV disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund. The address of Vestar Capital Partners V, L.P. is 245 Park Avenue, 41st Floor, New York, NY 10167.

(4)
Mr. O'Connell is the Chief Executive Officer of Vestar and Messrs. Elrod and Ratzan are Managing Directors of Vestar. Each of Messrs. O'Connell, Elrod and Ratzan disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund except to the extent of his indirect pecuniary interest therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Limited Liability Company Agreement

        Under the Second Amended and Restated Limited Liability Company Agreement (the "Limited Liability Company Agreement") of NMH Investment, by and among NMH Investment, Vestar, an affiliate of Vestar, and certain key employees of NMH Investment or one or more of its subsidiaries (collectively, the "members"), the initial management committee consists of seven members elected by a plurality vote of all of the holders of NMH Investment's Class A Units. Any member of the management committee may be removed at any time by the holders of a majority of the total voting power of the outstanding Class A Units. The management committee consists of the same individuals as our board of directors.

        The management committee manages and controls the business and affairs of NMH Investment and has the power to, among other things, amend the Limited Liability Company Agreement, approve any significant corporate transactions and appoint officers. It can also delegate such authority by agreement or authorization.

        The Limited Liability Company Agreement also contains agreements among the parties with respect to the allocation of net income and net loss and the distribution of assets.

Management Unit Subscription Agreements

        In connection with the Merger, NMH Investment entered into several agreements with management investors and with the Chairman, Mr. Torres, pursuant to which such investors subscribed for and purchased Preferred Units and Class A Units (which is the only class of voting equity interests in NMH Investment). In addition, NMH Investment has entered into agreements with management investors whereby such management investors purchased non-voting Class B Units, Class C Units and Class D Units. The Preferred Units and 30% of the Class A Units were vested with respect to appreciation upon issuance, assuming continued employment with the Company in the case of the management investors. On July 5, 2007, NMH Holdings paid a dividend to its parent, NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its Preferred Units. The remaining units' right to share in an increase in value of NMH Investment will vest according to schedules that include various time and performance targets and certain other events. In the aggregate, Class B, Class C and Class D units represent the right to receive up to approximately an additional 7.5% of the increase in value of the common equity interests in NMH Investment. In connection with the transactions in July 2007, it is expected that NMH Investment will issue additional Class D Units to certain management investors. NMH Investment may be required to purchase all of a management investor's units in the event of the management investor's disability, death or retirement. In addition, NMH Investment has the right to purchase all or a portion of a management investor's units upon the termination of such management investor's active employment with MENTOR or its affiliates. The price at which the units will be purchased will vary depending on a number of factors, including (i) the circumstances of such termination of employment and on whether the management investor engages in certain proscribed competitive activities following employment, (ii) the length of time such units were held and (iii) the financial performance of NMH Investment over a certain specified time period. However, NMH Investment shall not be obligated to purchase any units at any time to the extent that the purchase of such units, or a payment to NMH Investment by one of its subsidiaries in order to fund such purchase, would result in a violation of law, a financing default or adverse accounting consequences, or if a financing default exists which prohibits such purchase or payment. From time to time, NMH Investment may enter into additional management subscription agreements with the management investors or additional members of management pursuant to which it may issue additional units.

Director Unit Subscription Agreement

        In connection with his election to MENTOR's board of directors, Jeffry A. Timmons entered into a Director Unit Subscription Agreement (the "DUSA"), among NMH Investment, himself, and Fiddlewood Farms Investments, LLC ("Fiddlewood"), a limited liability company controlled by Dr. Timmons and his spouse. Under the DUSA, Dr. Timmons subscribed for and assigned to Fiddlewood, the right to acquire specified amounts of Preferred Units, Class A Common Units and Class E Common Units of NMH Investment. Under the DUSA, Dr. Timmons invested approximately $125,319 in NMH Investment units. NMH Investment may be required to purchase all of Dr. Timmons' units in the event of his disability, death or retirement. In addition, NMH Investment has the right to purchase all or a portion of Dr. Timmons' units upon the termination of his service as a director with the Company or its affiliates at a price determined by a variety of factors disclosed in detail in the DUSA. However, NMH Investment shall not be obligated to purchase any units at any time to the extent that purchase of such units, or a payment to NMH Investment by one of its subsidiaries in order to fund such purchase, would result in a violation of law, a financing default or adverse accounting consequences, or if a financing default exists which prohibits such purchase or payment.

Securityholders Agreement

        Pursuant to the Securityholders Agreement among NMH Investment, Vestar, an affiliate of Vestar, the management investors, Mr. Torres and Dr. Timmons and any future parties to such agreement (collectively, the "Securityholders"), the units of NMH Investment beneficially owned by the Securityholders are subject to certain restrictions on transfer, as well as the other provisions described below.

        The Securityholders Agreement provides that the Securityholders will vote all of their units to elect and continue in office a management committee or board of directors of NMH Investment and each of its subsidiaries consisting of up to seven members or directors composed of:

  (a)
  up to six designees of Vestar, initially not more than three of whom shall be employees of Vestar; and

  (b)
  the Company's chief executive officer.

        In addition, each Securityholder has agreed, subject to certain limited exceptions, that he or she will vote all of his units as directed by Vestar in connection with amendments to NMH Investment's organizational documents, mergers or other business combinations, the disposition of all or substantially all of NMH Investment's property and assets, reorganizations, recapitalizations or the liquidation, dissolution or winding up of NMH Investment.

        Prior to the earlier of (i) a sale of a majority of the equity or voting interests of NMH Investment, Parent or certain of their holding company subsidiaries, or in a sale of all or substantially all of the assets of NMH Investment and its subsidiaries, except for any transactions with a wholly-owned subsidiary of Vestar or of NMH Investment and (ii) the fifth anniversary of the date of purchase, the investors will be prohibited from transferring units to a third party, subject to certain exceptions.

        The Securityholders Agreement provides (i) the management with "tag-along" rights with respect to transfers of securities beneficially owned by Vestar, its partners or their transferees, and (ii) Vestar with "take-along" rights with respect to securities owned by the investors in a sale of a majority of the equity or voting interests of NMH Investment, Parent or certain of their holding company subsidiaries, or in a sale of all or substantially all of the assets of NMH Investment and its subsidiaries. In addition, Vestar has certain rights to require NMH Investment (or its successors) to register securities held by it under the Securities Act up to eight times, and Vestar and the other Securityholders have certain rights to participate in publicly registered offerings of NMH Investment's common equity initiated by NMH Investment or other third parties.

Management Agreement

        Vestar and MENTOR are parties to a management agreement relating to certain advisory and consulting services rendered by Vestar. In consideration of those services, MENTOR has agreed to pay to Vestar an aggregate per annum management fee equal to the greater of (i) $850,000 and (ii) an amount per annum equal to 1.00% of MENTOR's consolidated earnings before depreciation, interest, taxes and amortization for each fiscal year before deduction of Vestar's fee, determined as set forth in the Company's senior secured credit facilities. MENTOR also agreed to pay Vestar a transaction fee equal to $7.5 million plus all out-of-pocket expenses incurred by Vestar prior to the completion of the Merger for services rendered by Vestar in connection with the consummation of the Merger. This transaction fee is recorded in goodwill and deferred financing in the September 30, 2006 balance sheet. MENTOR also agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate at such time as Vestar and its partners and their respective affiliates hold, directly or indirectly in the aggregate, less than 20% of the voting power of MENTOR's outstanding voting stock.

Alliance Health and Human Services, Inc.

        Prior to joining MENTOR in September 2004, Edward Murphy, our President and Chief Executive Officer, was a member of the board of directors of Alliance Health and Human Services, Inc. and its President. Mr. Murphy had served in these capacities at Alliance since he founded it in 1999 and was instrumental in establishing and developing Alliance's service contracts with MENTOR to provide ARY services in states that prefer or choose not to enter into contracts with for-profit corporations. Upon joining MENTOR, Mr. Murphy resigned from all of his positions with Alliance and no longer has any financial interest in Alliance. Approximately 4% of our net revenues for fiscal 2007 are derived from contracts with Alliance.

Policies and Procedures for Related Party Transactions

        As a debt-only issuer, our related party transactions are generally reviewed by our board of directors, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

Director Independence

        Our board is currently composed of six directors: Gregory T. Torres and Edward M. Murphy, who are employed by the Company; Daniel S. O'Connell, James L. Elrod, Jr. and Brian K. Ratzan, who are employed by Vestar; and Jeffry A. Timmons, who is not employed by either Vestar or the Company. Only Dr. Timmons would likely qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Under Nasdaq Marketplace rules, we are considered a "controlled company" because more than 50% of our voting power is held by a single person. Accordingly, even if we were a listed company on Nasdaq, we would not be required by Nasdaq Marketplace rules to maintain a majority of independent directors on our board, nor would we be required by Nasdaq Marketplace rules to maintain a compensation committee or nominating committee comprised entirely of independent directors. No members of management serve on either the audit or compensation committees. Dr. Timmons serves on our compensation committee with Mr. Elrod, and on our audit committee with Mr. Ratzan.

Item 14.    Principal Accounting Fees and Services

        Aggregate fees for professional services rendered for us by Ernst & Young LLP for the years ended September 30, 2007 and 2006, were:

	2007	2006
	(in thousands)
Audit fees(1)	$1,170	$1,793
Audit related fees(2)	215	764
Tax fees(3)	190	171
All other	—	—

Total fees	$1,575	$2,728

(1)
Audit fees primarily include professional services rendered for the audits of our consolidated financial statements and for our quarterly reviews. Audit fees also include services rendered in connection with the offering of the senior floating rate toggle notes in fiscal 2007 and the offering of the 11 1/4% senior subordinated notes due 2014 in fiscal 2006.

(2)
Audit related fees primarily include assurance and related services including due diligence services and services related to financial reporting that are not required by regulation.

(3)
Tax fees primarily include professional services rendered for tax services during the fiscal year indicated.

Preapproval Policies and Procedures

        The Audit Committee preapproves all services provided by Ernst & Young LLP.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1)    Financial Statements

        The following consolidated financial statements on pages F-1 through F-36 are filed as part of this report.

  •
  Consolidated Balance Sheets as of September 30, 2007 (Successor) and September 30, 2006 (Successor);

  •
  Consolidated Statements of Operations for the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), the period from October 1, 2005 through June 29, 2006 (Predecessor) and the year ended September 30, 2005 (Predecessor);

  •
  Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity for the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), the period from October 1, 2005 through June 29, 2006 (Predecessor) and the year ended September 30, 2005 (Predecessor);

  •
  Consolidated Statements of Cash Flows for the year ended September 30, 2007, the period from June 30, 2006 through September 30, 2006 (Successor), the period from October 1, 2005 through June 29, 2006 (Predecessor) and the year ended September 30, 2005 (Predecessor);

(2)
Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or not required, or because the required information is provided in our consolidated financial statements or notes thereto.

(3)
Exhibits: The Exhibit Index is incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
Date: December 21, 2007	/s/ EDWARD M. MURPHY
	By:	Edward M. Murphy
	Its:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 21, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ GREGORY T. TORRES Gregory T. Torres	Chairman and Director
/s/ EDWARD M. MURPHY Edward M. Murphy	President and Chief Executive Officer (principal executive officer) and Director
/s/ DENIS M. HOLLER Denis M. Holler	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
/s/ BRIAN K. RATZAN Brian K. Ratzan	Director
/s/ DANIEL S. O'CONNELL Daniel S. O'Connell	Director
/s/ JAMES L. ELROD, JR. James L. Elrod, Jr.	Director
/s/ JEFFRY A. TIMMONS Jeffry A. Timmons	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006 (the "S-4")
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the "March 10-Q")
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 10-Q
4.1	Indenture, dated as of June 29, 2006, by and among National Mentor Holdings, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the S-4
4.2	Supplemental Indenture, dated as of January 11, 2007, by and among National Mentor Holdings, Inc., Rockland Child Development Services, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to National Mentor Holdings, Inc. Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the "S-4/A")
4.3	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.1 of the S-4
10.1.1	Credit Agreement, dated June 29, 2006, among NMH Holdings, LLC, National MENTOR Holdings, Inc., the several lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of the S-4
10.1.2	First Amendment, dated February 28, 2007, to Credit Agreement, dated June 29, 2006.	Incorporated by reference to Exhibit 10.1.2 of the March 10-Q
10.2
	Term Loan Agreement, dated May 20, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc., REM Arrowhead, Inc., REM Connecticut Community Services, Inc., REM Indiana, Inc., REM North Dakota, Inc., REM Wisconsin I, Inc., REM Wisconsin II, Inc., REM Wisconsin III, Inc., and certain other Borrowers, and BANK OF AMERICA, N.A.	Incorporated by reference to Exhibit 10.2 of the S-4

10.3
	Amendment No. 1 to Term Loan Agreement and Joinder Agreement, dated June 29, 2006, among NMH Holdings, LLC, National Mentor Holdings, Inc., National Mentor, Inc., REM Arrowhead, Inc., REM Connecticut Community Services, Inc., REM Indiana, Inc., REM North Dakota, Inc., REM Wisconsin, Inc., REM Wisconsin II, Inc., REM Wisconsin III, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.3 of the S-4
10.4*	Amended and Restated Employment Agreement, dated June 29, 2006, between National MENTOR Holdings, Inc. and Edward Murphy.	Incorporated by reference to Exhibit 10.4 of the S-4
10.5*	Amended and Restated Employment Agreement, dated June 29, 2006, between National MENTOR Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.5 of the S-4
10.6*	Form of Severance and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.10 of the S-4
10.7	Management Services Agreement, dated as of June 29, 2006, between National Mentor Holdings, Inc., National Mentor, Inc., NMH Investment, LLC, NMH Holdings, LLC and Vestar Capital Partners.	Incorporated by reference to Exhibit 10.11 of the S-4
10.8*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, amended and restated as of January 1, 2006.	Filed herewith
10.9*	National Mentor Holdings, LLC Executive Deferral Plan, dated November 1, 2003.	Incorporated by reference to Exhibit 10.13 of the S-4
10.10*	The MENTOR Network Executive Leadership Incentive Plan.	Incorporated by reference to Exhibit 10.14 of the S-4
10.11*	The MENTOR Network Executive Leadership Incentive Plan for fiscal year ended September 30, 2007—Summary of Material Terms.	Filed herewith
10.12*	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A
10.13*	Form of Director Unit Subscription Agreement (Timmons).	Incorporated by reference to Exhibit 10.16 of the S-4/A
10.14*	NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.17 of the S-4/A
12	Statements re computation of ratios.	Filed herewith

21	Subsidiaries.	Incorporated by reference to Exhibit 21 of the March 10-Q
31.1	Certification of principal executive officer.	Filed herewith
31.2	Certification of principal financial officer.	Filed herewith
32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

*
Management contract or compensatory plan or arrangement.

National Mentor Holdings, Inc.
Audited Consolidated Financial Statements

Contents

Audited Consolidated Financial Statements for the year ended September 30, 2007, the period from June 30, 2006 through September 30, 2006, the period from October 1, 2005 through June 29, 2006 and the year ended September 30, 2005
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2007 (Successor) and 2006 (Successor)	F-3

Consolidated Statements of Operations for the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), the period from October 1, 2005 through June 29, 2006 (Predecessor) and the year ended September 30, 2005 (Predecessor)	F-4

Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity for the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), the period from October 1, 2005 through June 29, 2006 (Predecessor) and the year ended September 30, 2005 (Predecessor)	F-5

Consolidated Statements of Cash Flows for the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), the period from October 1, 2005 through June 29, 2006 (Predecessor) and the year ended September 30, 2005 (Predecessor)	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Audit Committee of National Mentor Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of National Mentor Holdings, Inc. as of September 30, 2007 (Successor) and 2006 (Successor), and the related consolidated statements of operations, redeemable preferred stock and shareholders' equity, and cash flows for the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), the period from October 1, 2005 through June 29, 2006 (Predecessor) and the year ended September 30, 2005 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mentor Holdings, Inc. at September 30, 2007 (Successor) and 2006 (Successor), and the consolidated results of its operations and its cash flows for the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), the period from October 1, 2005 through June 29, 2006 (Predecessor) and the year ended September 30, 2005 (Predecessor) in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
Boston, Massachusetts December 14, 2007

National Mentor Holdings, Inc.

Consolidated Balance Sheets

	September 30
	Successor
	2007	2006
	(Amounts in thousands, except share amounts)
Assets
Current assets
Cash and cash equivalents	$29,373	$26,511
Restricted cash	4,311	2,504
Accounts receivable, net of allowances of $5,091 and $1,208 at September 30, 2007 and 2006, respectively	116,476	98,791
Deferred tax assets, net	8,339	5,843
Prepaid expenses and other current assets	18,103	22,313

Total current assets	176,602	155,962
Property and equipment, net	137,972	134,008
Intangible assets, net	489,769	505,060
Goodwill	188,255	184,375
Other assets	20,030	21,260

Total assets	$1,012,628	$1,000,665

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$22,534	$21,169
Accrued payroll and related costs	55,436	48,432
Other accrued liabilities	37,340	26,798
Obligations under capital lease, current	248	393
Current portion of long-term debt	3,747	3,747

Total current liabilities	119,305	100,539
Other long-term liabilities	7,958	3,548
Deferred tax liabilities, net	127,034	130,709
Obligations under capital lease, less-current portion	179	383
Long-term debt, less current portion	512,121	516,618
Commitments and contingencies
Shareholders' equity
Common stock, $.01 par value; 1,000 shares authorized at September 30, 2007 (Successor) and September 30, 2006 (Successor), 100 shares issued and outstanding at September 30, 2007 (Successor) and September 30, 2006 (Successor)	—	—
Additional paid-in capital	254,618	253,627
Accumulated other comprehensive loss, net of tax	(2,431)	(1,095)
Accumulated deficit	(6,156)	(3,664)

Total shareholders' equity	246,031	248,868

Total liabilities and shareholders' equity	$1,012,628	$1,000,665

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Operations

(Amounts in thousands)

	Successor		Predecessor
	Year Ended September 30 2007	Period From June 30 Through September 30 2006	Period From October 1 Through June 29 2006	Year Ended September 30 2005
Net revenues	$910,099	$208,881	$580,356	$693,826
Cost of revenues	688,939	160,164	439,878	524,618

Gross profit	221,160	48,717	140,478	169,208
Operating expenses:
General and administrative	122,980	29,738	78,608	93,491
Stock option settlement	—	—	26,880	—
Transaction costs	—	—	9,136	—
Depreciation and amortization	50,748	11,714	17,539	21,743

Total operating expenses	173,728	41,452	132,163	115,234

Income from operations	47,432	7,265	8,315	53,974
Other income (expense):
Management fee of related party	(892)	(227)	(198)	(270)
Other expense, net	(416)	(60)	(177)	(192)
Interest income	1,060	256	646	661
Interest expense	(50,159)	(13,120)	(51,719)	(29,905)

(Loss) income before (benefit) provision for income taxes	(2,975)	(5,886)	(43,133)	24,268
(Benefit) provision for income taxes	(483)	(2,222)	(11,347)	10,270

Net (loss) income	$(2,492)	$(3,664)	$(31,786)	$13,998

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Redeemable Preferred Stock

and Shareholders' Equity

(Amounts in thousands, except share amounts)

	Redeemable Class A Preferred Stock
			Common Stock				Accumulated other Comprehensive Loss	Note Receivable From Officer	Accumulated (Deficit) Retained Earnings
					Additional Paid-in Capital	Deferred Compensation				Total Shareholders' Equity	Comprehensive Income
	Shares	Amount	Shares	Amount
Balance at September 30, 2004 (Predecessor)	86,574	$116,381	10,352,868	$103	$42,252	$(329)	$(203)	$(49)	$(16,005)	$25,769
Accrued dividends on Redeemable Class A preferred stock	—	1,533	—	—	—	—	—	—	(1,533)	(1,533)	$—
Redemption of Redeemable Class A preferred stock and common stock	(86,574)	(118,453)	—	—	—	—	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(149,759)	(1)	—	—	—	—	(2,226)	(2,227)	—
Deferred compensation amortization related to Stock Options	—	—	—	—	—	100	—	—	—	100	—
Repayment of note receivable from officer	—	539	—	—	—	—	—	—	—	—	—
Settlement of interest rate swap	—	—	—	—	—	—	203	—	—	203	203
Net income	—	—	—	—	—	—	—	—	13,998	13,998	13,998

Comprehensive income	-	—	—	—	—	—	—	—	—	—	$14,201

Balance at September 30, 2005 (Predecessor)	—	—	10,203,109	102	42,252	(229)	—	(49)	(5,766)	36,310
Repurchase and retirement of common stock	—	—	(66,124)	(1)	—	—	—	—	(1,487)	(1,488)	—
Deferred compensation amortization related to Stock Options	—	—	—	—	—	59	—	—	—	59	—
Stock based compensation	—	—	—	—	525	—	—	—	—	525	—
Repayment of note receivable from officer	—	—	—	—	—	—	—	49	—	49	—
Net loss	—	—	—	—	—	—	—	—	(31,786)	(31,786)	(31,786)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	$(31,786)

Balance at June 29, 2006 (Predecessor)	—	$—	10,136,985	$101	$42,777	$(170)	$—	$—	$(39,039)	$3,669

Equity contributions from NMH Investment, LLC			100	—	253,627	—	—	—	—	253,627
Other comprehensive loss related to interest rate swap, net of tax			—	—	—	—	(1,095)	—	—	(1,095)	(1,095)
Net loss			—	—	—	—	—	—	(3,664)	(3,664)	(3,664)

Comprehensive loss			—	—	—	—	—	—	—	—	$(4,759)

Balance at September 30, 2006 (Successor)			100	—	253,627	—	(1,095)	—	(3,664)	248,868

Parent capital contribution			—	—	142	—	—	—	—	142
Stock based compensation			—	—	849	—	—	—	—	849
Other comprehensive loss related to interest rate swap, net of tax			—	—	—	—	(1,336)	—	—	(1,336)	(1,336)
Net loss			—	—	—	—	—	—	(2,492)	(2,492)	(2,492)

Comprehensive loss			—	—	—	—	—	—	—	—	$(3,829)

Balance at September 30, 2007 (Successor)			100	$—	$254,618	$—	$(2,431)	$—	$(6,156)	$246,031

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Successor		Predecessor
	Year Ended September 30 2007	Period From June 30 Through September 30 2006	Period From October 1 Through June 29 2006	Year Ended September 30 2005
Operating activities
Net (loss) income	$(2,492)	$(3,664)	$(31,786)	$13,998
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Accounts receivable allowances	8,435	1,412	3,641	9,341
Depreciation and amortization of property and equipment	18,524	4,112	10,276	13,023
Amortization of intangible assets	32,224	7,602	7,263	8,720
Amortization of deferred debt financing costs	3,185	743	8,634	2,419
Amortization of excess tax goodwill	—	—	305	182
Stock based compensation	849	—	583	100
Gain on disposal of business units	—	—	—	(80)
Loss on disposal of property and equipment	859	69	192	292
Asset impairment charge	1,124	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	(20,916)	(1,350)	(15,174)	(1,810)
Other assets	5,512	2,071	(10,548)	1,306
Accounts payable	1,296	(6,199)	11,755	2,197
Accrued payroll and related costs	5,151	(21,052)	34,688	(5,824)
Other accrued liabilities	2,571	(18,136)	23,107	(8,637)
Deferred taxes	(6,171)	(2,426)	(5,102)	4,255
Restricted cash	(1,807)	(925)	3,021	(2,749)
Other long-term liabilities	4,410	506	(124)	(3,090)

Net cash provided by (used in) operating activities	52,754	(37,237)	40,731	33,643
Investing activities
Cash paid for acquisitions, net of cash received	(25,074)	(5,378)	(30,400)	(7,286)
Cash paid for acquisition of predecessor company	—	(371,162)	—	—
Purchases of property and equipment	(19,662)	(5,821)	(9,976)	(14,626)
Cash proceeds from sale of property and equipment	1,520	208	528	2,225

Net cash used in investing activities	(43,216)	(382,153)	(39,848)	(19,687)
Financing activities
Repayments of long-term debt	(4,498)	(315,058)	(10,608)	(226,381)
Redemption of preferred stock	—	—	—	(118,453)
Payments on obligations under capital lease	(432)	(141)	(325)	—
Proceeds from officer notes	—	—	49	539
Proceeds from issuance of long-term debt	—	515,000	—	344,222
Parent capital contribution	142	253,627	—	—
Purchase and retirement of preferred and common stock	—	—	(1,488)	(2,273)
Payments of deferred financing costs	(1,888)	(20,095)	(650)	(9,468)

Net cash (used in) provided by financing activities	(6,676)	433,333	(13,022)	(11,814)
Net increase (decrease) in cash and cash equivalents	2,862	13,943	(12,139)	2,142
Cash and cash equivalents at beginning of period	26,511	12,568	24,707	22,565

Cash and cash equivalents at end of period	$29,373	$26,511	$12,568	$24,707

Supplemental disclosure of noncash activities
Accrued dividends on Redeemable Class A preferred stock	$—	$—	$—	$1,533
Cash paid for interest	$47,716	$6,309	$49,530	$35,468
Cash (received) paid for income taxes	$(7,431)	$(1,892)	$3,335	$3,420

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2007

(Amounts in thousands, except share and per share amounts)

1. Basis of Presentation

        National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the "Company"), is a national provider of home and community-based human services to (i) individuals with mental retardation and/or developmental disabilities ("MR/DD"); (ii) at-risk children and youth with emotional, behavioral or medically complex needs and their families ("ARY"); and (iii) persons with acquired brain injury ("ABI"). Since the Company's founding in 1980, the Company has grown to provide services to more than 23,000 clients in 36 states. The Company designs customized service plans to meet the unique needs of its clients in home and community-based settings. Most of the Company's services involve residential support, typically in small group home or host home settings, designed to improve the Company's clients' quality of life and to promote client independence and participation in community life. Services that the Company provides include day programs, vocational services, case management, early intervention, post-acute treatment and neurorehabilitation services, among others. The Company's customized services offer the Company's clients, as well as the payors for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

        The term "successor" refers to the Company following the acquisition and related transactions on June 29, 2006, described below, and the term "predecessor" refers to the Company prior to these transactions. The operating and cash flows results for the predecessor period October 1, 2005 through June 29, 2006 reflect the operating results of the Company through June 30, 2006, as one day of operations is not deemed material to present separately.

Acquisition and Related Transactions

        On June 29, 2006, pursuant to the terms of a merger agreement (the "Merger Agreement"), dated as of March 22, 2006, among the Company, NMH Holdings, LLC ("Parent") and NMH MergerSub, Inc. ("MergerSub"), MergerSub merged with and into the Company, with the Company being the surviving corporation (the "Merger"). As a result of and immediately following the Merger, Vestar Capital Partners V, L.P. ("Vestar"), an affiliate of Vestar and certain management investors, through Parent and NMH Investment, LLC ("NMH Investment"), the parent company of Parent, owned the Company. The equity structure of NMH Investment has not been pushed-down into the financial statements of the Company. The Merger and related financing transactions are referred to together as the "Transactions."

        The Merger was accounted for under the purchase method of accounting in accordance with Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. The Company has accounted for the Merger in accordance with Staff Accounting Bulletin No. 54, Push Down Accounting (SAB 54), where the Parent has "pushed down" the purchase price in revaluing the assets and liabilities of the Company.

        Pursuant to the Merger, each outstanding share of common stock of the Company was converted into the right to receive cash, and each outstanding share of common stock of MergerSub was converted into one share of common stock of the Company. Vested options to purchase common stock of the Company outstanding at the time of the Merger were converted into the right to receive cash less the exercise price of such option. Certain members of the Company's management team and employees agreed to exchange certain of their equity interests in the Company into Class A common units and preferred units of NMH Investment. In addition, certain management and employee investors and certain members of the Company's Board of Directors are participating in the equity of NMH Investment through purchases of additional common and preferred units of NMH Investment. Vestar, an affiliate of Vestar and the management and employee investors, invested approximately $253.6 million in units of NMH Investment.

        On June 26,2007, NMH Investment contributed all of its ownership interest in Parent to NMH Holdings, Inc. ("NMH Holdings"), a wholly owned subsidiary of NMH Investment.

        On July 5, 2007, NMH Holdings, the Company's indirect parent company, used the proceeds of its offering of senior floating rate toggle notes due 2014, which are unsecured and not guaranteed by the Company or any of its subsidiaries or affiliates, to pay a dividend of approximately $170.3 million to NMH Investment. The dividend was used by NMH Investment to pay a return of capital with respect to its preferred units.

        Parent owns all of the issued and outstanding common stock of the Company. Vestar and its affiliates own approximately 92% of the voting units in NMH Investment. NMH Investment owns NMH Holdings, which in turn, owns Parent. The remaining voting units in NMH Investment are owned by the management and employee investors and certain members of the Company's Board of Directors.

        If a management investor's employment with the Company terminates under certain circumstances, the management investor has the right to sell to NMH Investment and NMH Investment shall be required, subject to certain restrictions, to repurchase the units from the management investor. Under these, and other, circumstances, the Company may issue a dividend to NMH Investment subject to limitations in the Credit Agreement.

        The aggregate purchase price paid in connection with the closing of the Merger has been allocated as follows:

Cash	$14,147
Accounts receivable	100,222
Other assets, current and long-term	26,812
Property and equipment	137,326
Identifiable intangible assets	512,665
Goodwill	180,942
Accounts payable and accrued expenses	(90,518)
Debt	(6,311)
Deferred tax liabilities, net	(128,209)
Long-term liabilities	(3,703)

$743,373

        In connection with the Transactions, NMH Investment adopted a new equity-based plan and issued an aggregate of 566,195 units of limited liability company interests designated Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. There are 564,674 units outstanding at September 30, 2007. See note 20 for additional information.

Pro Forma results

        The unaudited pro forma results of operations provided below for the year ended September 30, 2006 is presented as though the Transactions had occurred at the beginning of the earliest period presented, after giving effect to purchase accounting adjustments relating to depreciation and amortization of the revalued assets, interest expense associated with the changes in consolidated debt and other acquisition related adjustments in connection with the Transactions. Pro forma financial information is not presented for fiscal 2007 since the Transactions were included in the Company's consolidated results since June 2006.

Year Ended September 30, 2006
Net Revenues	$789,237
Loss before benefit for income taxes	(16,873)
Net loss	$(13,582)

        The pro forma information presented above does not intend to indicate what the Company's results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented and is not intended to be a projection of the impact on future results or trends.

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results will inevitably differ from the Company's estimates. These differences could be material to the financial statements.

        These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, actual results have not differed materially from estimated amounts.

Cash Equivalents

        The Company considers short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight repurchase investments. The carrying value of cash equivalents approximates fair value due to their short-term maturity.

Restricted Cash

        Restricted cash consists of cash related to certain insurance coverage provided by the Company's captive insurance subsidiary. In addition, restricted cash represents funds provided from government payors restricted for client use.

Financial Instruments

        Financial instruments consist of cash and cash equivalents, receivables, accounts payable, certain accrued liabilities and debt. These instruments are carried at cost, which approximates their respective fair values. For additional information, see note 11.

Concentrations of Credit and Other Risks

        Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States. The Company derives most of its revenues from states, counties and regional governmental agencies. These entities fund a significant portion of their payments to the Company through federal matching funds, which pass through various state and local government agencies. Management believes that due to the diversity of the state and local government agency payor base, it is doubtful that a given set of economic conditions or legislative actions would impact the payor base in a similar manner.

Revenue Recognition

        Revenues are reported net of state provider taxes or gross receipts taxes levied on services the Company provides. Revenues are also reported net of allowances for unauthorized sales and estimated sales adjustments by business units. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in the payment trends in each business unit. The Company follows Staff Accounting Bulletin 104, Revenue Recognition (SAB 104), which requires that revenue can only be recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is probable. The Company recognizes revenues for services performed pursuant to contracts with various state and local government agencies and private health care agencies as follows: cost-reimbursement contract revenues are recognized at the time the service costs are incurred and units-of-service contract revenues are recognized at the time the service is provided. For the Company's cost-reimbursement contracts, the rate provided by the payor is based on a certain level of service and types of costs incurred in delivering the service. From time to time, the Company receives payments under cost-reimbursement contracts in excess of the allowable costs required to support those payments. In such instances, the Company estimates and records a liability for such excess payments. At the end of the contract period, any balance of excess payments is maintained as a liability until it is reimbursed to the payor. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be enacted in states where the Company operates or by the federal government.

Cost of Revenues

        The Company classifies expenses directly related to providing services as cost of revenues, except for depreciation and amortization related to cost of revenues, which are shown separately in the consolidated statements of operations. Direct costs and expenses principally include salaries and benefits for service provider employees and contracted caregivers, transportation costs for clients requiring services, certain client expenses, such as food, drugs and medicine, residential occupancy expenses, which are primarily comprised of rent and utilities, and other miscellaneous direct service-related expenses.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using straight-line methods over the estimated useful lives of the related assets. Estimated useful lives for buildings are 30 years. The useful lives of computer hardware and software are three years, the useful lives for furniture and equipment range from three to ten years, and the useful lives for vehicles are five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the useful life of the property and the leasehold amortization is included in depreciation expense. Capital lease assets related to vehicles are amortized over the lesser of the lease term or the useful life of the vehicles. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

Capitalized Software Developed for Internal Use

        The Company accounts for software developed for internal use under Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), and Emerging Task Force Issue 00-2, Accounting for Website Development Costs (EITF 00-2). Costs incurred by the Company to enhance, manage, monitor and operate the Company's website are expensed as incurred, except for costs that provide additional functionality, which are capitalized in accordance with SOP 98-1 and EITF 00-2.

        As of September 30, 2007 and 2006, the net book value of internally developed software costs was nominal.

Accounts Receivables

        Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers and commercial insurance companies. An estimated allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third-party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in the Company's assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue in the consolidated statements of operations in the period of the change in estimate.

Accruals for Self-Insurance

        The Company maintains professional and general liability, workers' compensation, automobile liability and health insurance with policies that include self-insured retentions. The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers compensation, automobile and professional and general liability programs are based on analyses performed internally by management or by outside consultants or based on actuarially determined estimates by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. As such, these changes in estimates are recorded as charges or credits to the consolidated statements of operations in a period subsequent to the change in estimate.

Goodwill and Intangible Assets

        Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company reviews costs of purchased businesses in excess of net assets acquired (goodwill), and indefinite-life intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company is required to test goodwill on a reporting unit basis. The Company uses a fair value approach to test goodwill for impairment and recognizes an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds fair value. The impairment test for indefinite-life intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset were less than its carrying value, an impairment loss would be recognized in an amount equal to the difference. Fair values are established using discounted cash flow and comparative market multiple methods. The Company conducts its annual impairment test on July 1 of each year, and as of the date of the last test, there was no impairment and there have been no indicators of impairment since the date of the test.

        Discounted cash flows are based on management's estimates of the Company's future performance. As such, actual results may differ from these estimates and lead to a revaluation of the Company's goodwill and intangible assets. If updated calculations indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge would be recorded in the consolidated statements of operations in the period of the change in estimate.

        Pursuant to SFAS 141, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values.

Impairment of Long-Lived Assets

        Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

Derivative Financial Instruments

        From time to time, the Company uses derivative financial instruments to manage the risk of interest rate fluctuations on debt and accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders' equity as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

        The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on its debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statements of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income (loss) as a change to shareholders' equity. The related amount receivable from or payable to counterparties is included as an asset or liability in the Company's consolidated balance sheets. See note 11 for additional information.

Stock-Based Compensation

Predecessor

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition.

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

        At the time of the Merger, all unvested stock options became vested in accordance with the change in control provision of the original stock option agreements. According to the Merger Agreement, all stock options outstanding at the time of the Merger were cancelled, and the holders of vested options received a cash payment in the amount equal to the excess of the fair market value over the exercise price per share, for which a compensation charge was recorded in the predecessor Company's statement of operations.

Successor

        In connection with the Transactions, NMH Investment adopted a new equity-based plan, and during fiscal 2007, issued units of limited liability company interests designated Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B and Class E units vest over a five year service period. The Class C and Class D units vest based on certain performance and/or market conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, will be recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances, excluding transactions resulting from investments by owners and distributions to owners. Other comprehensive income (loss) consists of gains and losses on interest rate swaps, net of tax.

Reclassifications

        Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (the FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position, results of operations and cash flows.

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

3. Comprehensive (Loss) Income

        SFAS No. 130, Reporting Comprehensive Income (SFAS 130), requires classifying items of other comprehensive income (loss) by their nature in a financial statement and displaying the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company's other comprehensive (loss) income includes the unrealized (losses) gains on derivatives designated as cash flow hedges.

	Successor		Predecessor
	Year Ended September 30, 2007	Period From June 30 Through September 30, 2006	Period From October 1, Through June 29, 2006	Year Ended September 30, 2005
Net (loss) income	$(2,492)	(3,664)	$(31,786)	$13,998
Changes in unrealized (losses) gains on derivatives	(2,244)	(1,838)	—	340
Income tax (benefit) expense	(907)	(743)	—	137

Comprehensive (loss) income	$(3,829)	(4,759)	$(31,786)	$14,201

4. Acquisitions

Predecessor

        In fiscal 2005, the Company acquired ten companies engaged in behavioral health and human services. The Company acquired the assets of Diane Marie's Place, Inc., Bayview Neuro, Inc., MSN, Inc., Spectrum Community Services, LTD (both Spectrum Tampa and Spectrum Orlando), Adam's House, Inc., The Brown Schools of Florida, Inc., McGarvey ICF/DD-H Home and Neurorestorative Associates, Inc. The Company also acquired all of the issued and outstanding shares of capital stock of Cornerstone Living Skills, Inc. Aggregate consideration for these acquisitions was approximately $8.3 million.

        The aggregate purchase price for the acquisitions was allocated as follows:

Cash	$9
Accounts receivable	198
Other assets, current and long term	27
Property and equipment	1,066
Identifiable intangible assets	3,192
Goodwill	4,184
Accounts payable and accrued expenses	(149)
Long-term liabilities	(225)

$8,302

        In fiscal 2006, prior to the completion of the Transactions, the Company acquired six companies engaged in behavioral health and human services. On January 31, 2006, the Company acquired certain assets in Florida of American Habilitation Services ("AHS Florida") for approximately $8.5 million. AHS Florida provides residential group home, day program and ICF-MR services to individuals with developmental disabilities. On May 31, 2006, the Company acquired substantially all the assets of CareMeridian for approximately $21.4 million, subject to increase based on earnout provisions. CareMeridian is a provider of after-hospital services for catastrophically ill or injured patients in non-institutional, residential settings. In addition, the Company acquired the assets of Florida Residential Solutions, LLC, Sierra Gates, Ltd., Resources For Human Development, Inc. and Homework Center, Inc. Aggregate consideration for the six acquisitions in fiscal 2006 was approximately $30.5 million.

        The aggregate purchase price for the acquisitions was allocated as follows:

Cash	$67
Accounts receivable	3,792
Other assets, current and long term	247
Property and equipment	1,512
Identifiable intangible assets	17,413
Goodwill	9,278
Accounts payable and accrued expenses	(1,842)

$30,467

Successor

        The Company paid for the assets of two companies engaged in behavioral health and human services at the end of fiscal 2006 and took ownership of those assets on October 1, 2006. The assets of the first such company, Mosaic, were acquired for approximately $0.5 million in cash. Mosaic is based in California and operates residential services, including host homes, and day services for individuals with developmental disabilities. In addition, the Company acquired the assets of Behavioral Healthcare of the Carolinas, LLC ("BHC") for approximately $4.9 million in cash. Based in North Carolina, BHC is a proprietary company that provides mental health counseling, early intervention and after-school programs to children and families in a variety of settings. The cash paid for the two acquisitions was recorded in goodwill as of September 30, 2006 and a full allocation of the purchase price was completed in the first quarter of fiscal 2007.

        The aggregate purchase price for the Mosaic and BHC acquisitions was allocated as follows:

Other assets, current and long-term	$37
Property and equipment	164
Identifiable intangible assets	2,822
Goodwill	2,374

$5,397

        During fiscal 2007 the Company acquired six additional companies engaged in behavioral health and human services, as described below. These companies were all acquired for cash.

  •
  On November 1, 2006, the Company acquired the assets of Community Connections Services, LLC for approximately $0.1 million. Community Connections Services is based in Sandy, Utah and provides therapeutic foster care services to at-risk youth.

  •
  On December 1, 2006, the Company acquired the assets of Therapeutic Programs, Inc. ("TPI") for approximately $9.1 million, which is subject to increase based on earnout provisions. TPI is a proprietary therapeutic foster care company headquartered in Montgomery, Alabama.

  •
  Also on December 1, 2006, the Company acquired the stock of Rockland Child Development Services, Inc. ("RCDS") for approximately $13.1 million, which is subject to increase based on earnout provisions. RCDS is an early intervention company located in southern New York, that provides multilingual home-based developmental evaluation and clinical services to infants and toddlers with, or at-risk for, developmental delays, and children in the state's Committee on Preschool Education program. Established in 1999, RCDS provides services in Rockland and Orange Counties and the City of New York.

  •
  On February 1, 2007, the Company acquired the assets of New Beginnings Care Homes, Inc. for approximately $0.3 million. New Beginnings, located in Fresno, CA, consists of two Intermediate Care Facilities for the Mentally Retarded ("ICFs-MR") which serve consumers in group home settings. The services are grouped with the existing ICFs operated by the Company in the Fresno area.

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

  •
  On September 16, 2007, the Company acquired the assets of Life's Journey, Inc. for approximately $0.1 million. Life's Journey provides services, including home and community supports, personal care, respite, enhanced personal care and enhanced respite, to individuals with disabilities in North Carolina.

        The operating results of the acquired entities are included in the consolidated statements of operations from the dates of acquisition. The Company accounted for the acquisitions under the purchase method of accounting in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets on a preliminary basis, with the residual being allocated to goodwill. The Company may make adjustments to the preliminary allocation to identified intangible assets upon completion of valuation models, including the discounted cash flow method and avoided cost method.

        The aggregate purchase price for Community Connections Services, TPI, RCDS, New Beginnings, Integrity and Life's Journey has been initially allocated as follows:

Accounts receivable, net	$4,675
Other assets, current and long-term	52
Property and equipment	338
Identifiable intangible assets	15,235
Goodwill	4,939
Accounts payable and accrued expenses	(818)

$24,421

        The unaudited pro forma results of operations provided below for the years ended September 30, 2007 and 2006 is presented as though the fiscal 2007 acquisitions had occurred at the beginning of the earliest period presented. The pro forma information presented below does not intend to indicate what the Company's results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented and is not intended to be a projection of the impact on future results or trends.

	Year Ended September 30, 2007	Year Ended September 30, 2006
Net Revenues	$913,546	$809,920
Loss before benefit for income taxes	(3,339)	(51,204)
Net loss	$(2,817)	$(37,404)

5. Significant Contractual Arrangements

        The Company has several management agreements with subsidiaries of Alliance Health and Human Services, Inc. ("Alliance"), an unrelated party. Alliance is a not-for-profit organization that contracts directly with state government agencies. The Company provides clinical and management services in accordance with the terms of its agreements with Alliance. The Company does not have ownership interest in, and does not have legal control over, nor does it exert control over Alliance. Total revenue derived by the Company from contracts with Alliance was approximately $39.9 million, $11.2 million, $31.5 million, and $35.3 million, for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005, respectively. The net amount due from Alliance in connection with the services provided by the Company under the contracts at September 30, 2007 and 2006 was approximately $6.8 million and $9.8 million, respectively, and is included in accounts receivable in the accompanying consolidated balance sheets.

6. Goodwill

        The Company accounts for goodwill in accordance with SFAS 142 which requires goodwill to be tested for impairment on an annual basis, unless significant changes in circumstances indicate a potential impairment may have occurred sooner, and written down when impaired. The Company performed its annual test of impairment of goodwill as of July 1, 2007, and based on the results of the first step of the goodwill impairment test, the Company determined that no impairment had taken place. The fair value of each reporting unit (the Company's two operating groups: the Cambridge Operating Group and the Redwood Operating Group) exceeded their respective carrying value, and therefore, the second step of the goodwill impairment test was not necessary.

        The goodwill balance as of September 30, 2006 includes goodwill related to the June 29, 2006 Transaction, which is subject to adjustment as discussed in Note 1, as well as goodwill of approximately $5.4 million related to businesses acquired between June 30, 2006 and September 30, 2006.

        The goodwill balance as of September 30, 2007 includes goodwill of approximately $4.9 million related to businesses acquired during fiscal 2007 as well as adjustments to goodwill of approximately $1.1 million. The adjustments to goodwill in 2007 primarily include an adjustment of $5.5 million related to the earnout payment associated with the CareMeridian acquisition and an adjustment of $4.8 million related to the Company completing the valuation of its real estate assets. The remaining adjustments are related to the finalization of the purchase price for acquisitions.

7. Intangible Assets

        Identifiable intangible assets resulting from the Company's acquisition of certain businesses accounted for under the purchase method, include agency contracts, trade names, noncompete/nonsolicit clauses, licenses and permits and relationships with contracted caregivers. Identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. Certain trade names are classified as indefinite-lived intangible assets due to the length of time the trade names have been in existence and the planned use of the trade names for the foreseeable future.

        Intangible assets consist of the following as of September 30, 2006:

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	17 years	$413,200	$6,297	$406,903
Non-compete/non-solicit	5 years	262	10	252
Relationship with contracted caregivers	10 years	10,300	258	10,042
Trade names	10 years	3,100	77	3,023
Trade names	Indefinite life	47,700	—	47,700
Licenses and permits	10 years	37,500	938	36,562
Intellectual property models	7 years	600	22	578

		$512,662	$7,602	$505,060

        Intangible assets consist of the following as of September 30, 2007:

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	17 years	$426,508	$32,645	$393,863
Non-compete/non-solicit	5 years	337	44	293
Relationship with contracted caregivers	9 years	13,071	1,732	11,339
Trade names	10 years	3,361	412	2,949
Trade names	Indefinite life	47,700	—	47,700
Licenses and permits	10 years	38,396	4,771	33,625

		$529,373	$39,604	$489,769

        Amortization expense for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005 was $32.2 million, $7.6 million, $7.3 million and $8.7 million, respectively. The weighted average remaining life of amortizable intangible assets is approximately sixteen years for fiscal 2007 and 2006.

        The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year ending September 30,
2008	$32,166
2009	32,166
2010	32,166
2011	32,166
2012	32,186
Thereafter	281,219

$442,069

        During the assessment of long-lived assets that was performed in fiscal 2007, the Company determined that its intellectual property model and certain of its agency contracts were impaired. The Company recorded a $1.1 million impairment charge, which was recognized and measured in accordance with SFAS 144 and is included in general and administrative expense in the statements of operations.

        The Company determined the Intellectual Property Model, which is the Bertell Model related to the acquisition of Family Advocacy Services in December 2002, was impaired. Based on management's analysis, the Company determined it will not be leveraging the experience gained from the Bertell Model and will not be expanding into other states with similar type schools. As a result, the Company recorded a pretax impairment charge of $0.5 million related to the Bertell Model.

        In certain states, including Massachusetts, North Carolina, Ohio, Pennsylvania, South Carolina, Indiana, Texas, and Illinois, the Company has management agreements with subsidiaries of Alliance. See note 5 for a discussion of the Company's relationship with Alliance. During fiscal 2007, the Company terminated its sub-contracts with Alliance in the states of Massachusetts and South Carolina, and the Company currently contracts directly with these state agencies. As a result, the value associated with the Massachusetts and South Carolina Alliance contracts was considered impaired as the relationship with Alliance no longer exists in those states. The Company recorded a pretax impairment charge of $0.4 million and $0.2 million, respectively, related to the Massachusetts and South Carolina Alliance contracts.

8. Property and Equipment

        Property and equipment consists of the following at September 30:

	Successor
	2007	2006
Buildings and land	$104,306	$98,207
Vehicles	19,754	15,684
Furniture and fixtures	12,360	9,839
Computer hardware and software	9,597	6,996
Leasehold improvements	5,606	3,665
Office and telecommunication equipment	5,187	3,729
Construction in progress	2,788	—

	159,598	138,120
Less accumulated depreciation and amortization	(21,626)	(4,112)

Property and equipment, net	$137,972	$134,008

        Depreciation and amortization expense for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005 was $18.5 million, $4.1 million, $10.3 million and $13.0 million, respectively.

9. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consisted of the following at September 30:

	Successor
	2007	2006
Prepaid insurance	$6,261	$6,399
Due from third party payors	3,461	—
Deferred financing costs, current	3,184	3,208
Prepaid business expenses	2,511	1,825
Income tax receivable	2,040	10,040
Other	646	841

Prepaid expenses and other current assets	$18,103	$22,313

10. Other Accrued Liabilities

        Other accrued liabilities consisted of the following at September 30:

	Successor
	2007	2006
Cost reimbursement accruals	$6,336	$4,142
Earnout payment(1)	5,513	—
Accrued interest	5,308	6,067
Accrued swap valuation liability	4,082	1,838
Payer overpayments	3,622	3,703
Deferred revenue	3,400	1,848
Self-insurance accruals	3,144	3,605
Accrued professional services	2,554	2,548
Other	1,717	1,518
Accrued real estate tax	1,664	1,529

Other accrued liabilities	$37,340	$26,798

    (1)
    The earnout payment is associated with the Company's CareMeridan acquisition. This amount is calculated in accordance with the related Asset Purchase Agreement and the earnout was paid in fiscal 2008.

11. Long-term Debt

        In connection with the Transactions, the Company terminated all commitments under the previous senior secured revolving credit facility and repaid all outstanding borrowings under the previous senior credit facility and paid any accrued and unpaid interest. The new senior credit facility consists of a $335.0 million seven-year senior secured term loan facility, a $125.0 million six-year senior secured revolving credit facility and a $20.0 million seven-year senior secured synthetic letter of credit facility. At the closing of the Transactions, the Company borrowed $335.0 million under the senior secured term loan facility, utilized the entire $20.0 million synthetic letter of credit facility, and issued $180.0 million in senior subordinated notes. As of September 30, 2007, the Company had not borrowed under the senior secured revolving credit facility.

        Also in connection with the closing of the Transactions, National Mentor, Inc. completed a tender offer and consent solicitation to purchase its outstanding 9 5/8% senior subordinated notes due 2012 (the "old notes"). The Company amended the related indenture and the old notes to eliminate substantially all of the restrictive covenants, eliminate certain events of default and modify certain other provisions. The Company recorded as interest expense for the period October 1, 2005 through June 29, 2006, $22.5 million related to the premium and related expenses to be paid in connection with the tender offer for the old notes.

        At the completion of the tender offer, $750,000 of the old notes were still outstanding. On March 19, 2007, the Company repurchased the remaining $750,000 of the outstanding old notes at par value plus the accrued and unpaid interest.

        The Company's long-term debt consists of the following:

	Successor
	September 30
	2007	2006
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013; variable interest rate (7.20% and 7.87% at September 30, 2007 and 2006, respectively)	$330,812	$334,163
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments beginning January 1, 2007 (interest rate of 11.25%)	180,000	180,000
Senior subordinated notes, due November 4, 2012; semi-annual cash interest payments beginning June 1, 2005 (interest rate of 9.625%)	—	750
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (9.25% and 9.75% at September 30, 2007 and 2006, respectively)	5,056	5,452

	515,868	520,265
Less current portion	3,747	3,747

Long-term debt	$512,121	$516,618

        Any amounts outstanding under the senior revolver are due June 29, 2012. The $335.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end, beginning with the year ended September 30, 2007, equal to an amount ranging from 0-50% of a calculated amount, depending on the Company's leverage ratio, if the Company generates certain levels of cash flow.

        The interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company's option. The interest rate on the term B loan outstanding at September 30, 2007 was equal to LIBOR plus 2.00%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 2.25% or Prime plus 1.25%, at the Company's option, and subject to reduction depending on the Company's leverage ratio. Cash paid for interest amounted to approximately $47.7 million, $6.3 million, $49.5 million and $35.5 million for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005, respectively. Cash paid for interest for the period from October 1, 2005 through June 29, 2006 includes $22.5 million premium and related expenses paid in connection with the tender offer for the old notes.

        The Company is exposed to changes in interest rates as a result of its outstanding variable rate debt. To reduce the interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006 and fixed the interest rate on approximately $113.3 million of its remaining $335.0 million term B loan, effective as of August 31, 2007. In total, as of September 30, 2007, the Company fixed the interest rate on approximately $326.7 million of its $330.8 term B loan.

        The rate and term of the interest rate swaps effective August 31, 2006 is 5.32% and four years, respectively. The amount of the term B loan subject to the interest rate swap agreements will reduce to $85.7 million by the end of the four-year term.

        The rate and term of the interest rate swap effective August 31, 2007 is 4.89% and three years, respectively. The amount of the term B loan subject to the interest rate swap agreements will increase to $288.9 million by the end of the three-year term.

        The swap is a derivative and is accounted for under SFAS 133. The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at September 30, 2007, was approximately $4.1 million, or approximately $2.4 million after taxes. The fair value of these agreements was determined with the assistance of independent commercial bankers and represents the fair value based on pricing models and independent formulas using current assumptions.

        Since the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship does not qualify for use of the shortcut method under SFAS 133. Therefore, the effectiveness of the hedge relationships is being assessed on a quarterly basis during the life of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire change in fair market value is recorded in the shareholders' equity, net of tax, as other comprehensive loss.

        The senior credit facility agreement and the bond indenture contain both affirmative and negative financial and non-financial covenants, including limitations on the Company's ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain financial ratios. At September 30, 2007, the Company is in compliance with all covenants.

        The priority with regard to the right of payment on the Company's debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company's long-term debt. The senior credit facilities are secured by substantially all of the assets of the Company and the term loan mortgage facility is secured by certain buildings and land of the Company.

        For the year ended September 30, 2007, the Company incurred deferred financing costs of approximately $1.9 million primarily related to the 2006 refinancing and the 2007 repricing of the term B loan. The balance sheet as of September 30, 2007 includes $3.2 million in other current assets and $19.0 million as an other long-term asset, primarily related to the 2006 refinancing. The balance sheet as of September 30, 2006 includes $3.2 million in other current assets and $16.5 million as an other long-term asset. The Company charged approximately $3.2 million, $0.7 million, $8.6 million and $2.4 million to interest expense for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005, respectively. The charge to interest expense is related to the amortization of deferred financing costs. Included in this charge for the period from October 1, 2005 through June 29, 2006 is approximately $8.0 million due to the shortened amortization period due to the 2006 refinancing.

        Annual maturities of the Company's long-term debt for the years ending September 30 are as follows.

        Amounts due at any year end may increase as a result of the provision in the new senior credit agreement that requires a prepayment of a portion of the outstanding term loan amounts if the Company generates certain levels of cash flow.

2008	$3,747
2009	3,747
2010	7,611
2011	3,350
2012	3,350
Thereafter	494,063

Total	$515,868

        On July 5, 2007, NMH Holdings, our indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014 (the "NMH Holdings notes"). The NMH Holdings notes are unsecured and are not guaranteed by the Company or any of its subsidiaries or affiliates, and thus, are not recognized in the Company's financial statements.

        Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings has paid the initial interest payment on the notes entirely in PIK Interest (defined below). For any interest payment after the first interest payment through June 15, 2012, NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") or (c) 50% in cash and 50% in PIK Interest. After June 15, 2012, NMH Holdings will be required to pay all interest on the NMH Holdings notes in cash. NMH Holdings currently expects to elect to pay entirely PIK Interest through June 15, 2012.

        NMH Holdings used the proceeds of approximately $172.4 million, which reflects the NMH Holdings notes net of original issue discount of $2.625 million, from the offering to (i) pay an approximately $170.3 million dividend to its parent, NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its preferred units and (ii) pay fees and expenses related to the offering.

12. Capital Leases

        The Company leases vehicles under capital lease agreements with terms ranging from 24 to 84 months with average monthly payments of less than one thousand dollars per vehicle. These vehicles are primarily used for client transportation. Assets acquired under capital leases with an original cost of $0.8 million and related accumulated amortization of $0.4 million are included in property and equipment for the year ended September 30, 2007. Amortization expense for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 was $0.4 million, $0.1 million and $0.3 million, respectively.

        The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 2007:

2008	$248
2009	119
2010	54
2011	6
2012	—
Thereafter	—

Total minimum lease payments	$427

        Interest expense on capital leases during the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 was $29 thousand, $10 thousand and $29 thousand, respectively.

13. Redeemable Class A Preferred Stock and Shareholders' Equity

Predecessor

Redeemable Class A Preferred Stock

        On November 4, 2004, the predecessor Company redeemed all of its then outstanding Redeemable Class A Preferred Stock as part of the refinancing of its debt. There is no redeemable preferred stock of the successor company.

Common Stock

        Prior to the Transactions, there were 20,000,000 shares of $0.01 par value common stock authorized. The total number of issued and outstanding shares at September 30, 2005 was 10,203,109.

Successor

Common Stock

        As of September 30, 2007 and 2006, the Company has 1,000 shares of $0.01 par value common stock authorized and 100 shares issued and outstanding. All of the outstanding shares are held by Parent.

Dividends

        The holders of common stock are entitled to receive dividends when and as declared by the Company's Board of Directors.

Voting

        The holders of common stock are entitled to one vote per share.

14. Employee Savings and Retirement Plans

        The Company has a multi-company plan (the "Plan") which covers all of its wholly owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its subsidiaries. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of approximately $3.8 million, $0.4 million, $4.1 million, and $3.0 million for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005, respectively.

        The Company also maintains various nonqualified plans for highly compensated employees (the "Plans"). Two of these Plans held preferred stock of the Company and phantom preferred stock that was provided to management as a result of acquisitions. These plans were terminated in connection with the November 4, 2004 refinancing with all participants receiving the accreted value.

        The Company has two remaining deferred compensation plans: (1) the National MENTOR Inc. Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for certain highly compensated employees in which the Company allocates to the executive's account a percentage of the executive's base compensation. This allocation is made at the end of the year for service rendered during the year. The Company contributed $0.3 million, $0.1 million, $0.2 million and $0.3 million for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005, respectively. The unfunded accrued liability is $1.0 million and $0.9 million as of September 30, 2007 and 2006, respectively, and is included in other long-term liabilities on the Company's balance sheets.. (2) the National MENTOR Inc. Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $0.8 million, $0.4 million, $0.5 million and $0.5 million to this plan for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005, respectively. The accrued liability related to this plan is $1.8 million and $1.4 million as of September 30, 2007 and 2006, respectively, and is included in other long-term liabilities on the Company's balance sheets. In connection with the National Mentor Inc. Executive Deferral Plan, the Company purchased Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. As of September 30, 2007 and 2006, the cash surrender value of the COLI policies is $1.7 million and $1.4 million, respectively, and is included in other assets on the Company's balance sheets.

15. Related Party Transactions

Management Agreements

Predecessor

        In March 2001, the Company entered into a management services agreement with Madison Dearborn Partners ("MDP"), the majority stockholder of the predecessor Company, under which MDP performed certain management, financing and strategic functions as directed by the Company's Board of Directors for an annual fee of $250 plus out-of-pocket expenses. During the period from October 1, 2005 through June 29, 2006 and the year ended September 30, 2005, the Company incurred $0.2 million and $0.3 million, respectively, of management fees and expenses under such agreement.

Successor

        On June 29, 2006, the Company entered into a management agreement with Vestar relating to certain advisory and consulting services for an annual fee equal to the greater of (i) $850 or (ii) an amount equal to 1.0% of the Company's consolidated earnings before interest, taxes, depreciation, amortization and management fees for each fiscal year determined as set forth in the new senior credit facilities. As part of the management agreement, the Company also paid Vestar a transaction fee of approximately $7.5 million for services rendered in connection with the consummation of the Transactions. This transaction fee was allocated between in goodwill and deferred financing costs in the September 30, 2006 balance sheet. As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. During the year ended September 30, 2007 and the period from June 30, 2006 through September 30, 2006, the Company incurred $0.9 million and $0.2 million, respectively, of management fees and expenses under such agreement.

Office Lease Agreements

        The Company leases several offices and homes from its employees, or from relatives of employees, primarily in the states of Minnesota, California and Nevada, which have various expiration dates extending out as far as May 2016. The Company incurred approximately $2.2 million, $0.5 million, $0.4 million and $0.2 million in rent expense for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and the year ended September 30, 2005, respectively, related to these leases. The leases in California and Nevada are as a result of the Care Meridian acquisition on May 31, 2006.

16. Operating Leases

        The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2017. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company's option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense for the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005 was $36.8 million, $8.5 million, $22.8 million and $25.8 million, respectively.

        Future minimum lease payments for noncancelable operating leases for the years ending September 30 are as follows:

2008	$31,440
2009	23,029
2010	17,850
2011	14,239
2012	9,932
Thereafter	10,025

$106,515

17. Accruals for Self-Insurance and Other Commitments and Contingencies

        The Company maintains professional and general liability, workers' compensation, automobile liability and health insurance policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. General and professional liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate. In connection with the Merger, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre- Merger periods. For workers' compensation, the Company has a $350,000 per claim retention with statutory limits. Automobile liability has a $100,000 per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $250,000 on a per member basis.

        Beginning November 1, 2005, the Company's self-insured portion of professional and general liability claims was transferred into the Company's wholly-owned subsidiary captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

        The Company issued approximately $21.7 million in standby letters of credit as of September 30, 2007 related to the Company's workers' compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility. The availability under our senior secured revolving credit facility was reduced by $1.7 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

        The Company is in the human services business and therefore has been and reasonably expects it will continue to be subject to claims alleging that the Company, its independently contracted host-home caregivers (called "Mentors"), or its employees failed to provide proper care for a client, as well as claims by the Company's clients, Mentors, employees or community members against the Company for negligence or intentional misconduct. Included in the Company's recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company's programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

        The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While the Company believes the provision for contingencies is adequate, the outcome of the legal and other such proceedings is difficult to predict and the Company may settle claims or be subject to judgments for amounts that differ from the Company's estimates.

18. Income Taxes

        The (benefit) provision for income taxes consists of the following:

	Successor		Predecessor
	Year Ended September 2007	Period From June 30 Through September 30 2006	Period From October 1 Through June 29 2006	Year Ended September 2005
Current:
Federal	$2,297	$(7)	$(7,086)	$3,481
State	2,389	211	840	1,934

Total current taxes payable (benefit)	4,686	204	(6,246)	5,415
Net deferred tax (benefit) expense	(5,169)	(2,426)	(5,101)	4,855

Income tax (benefit) provision	$(483)	$(2,222)	$(11,347)	$10,270

        The Company (was refunded) paid income taxes during the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005 of $(7.4) million, $(1.9) million, $3.3 million and $3.4 million, respectively. The Company has received approximately $10.4 million; $1.5 million by September 30, 2006 and $8.9 million by September 30, 2007, from the federal government due to a carryback of the net operating loss for the period from October 1, 2005 through June 29, 2006.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows:

	Successor
	September 30
	2007	2006
Gross deferred tax assets:
Deferred compensation	$971	$919
Interest rate swap agreements	1,651	743
Accrued workers' compensation	5,928	4,708
Net operating loss carryforwards	4,755	8,439
Allowance for bad debts	1,829	1,038
Capital loss carryforward	96	96
Alternative minimum tax credit	—	456
Other	1,212	—

	16,442	16,399
Valuation reserve	(4,169)	(3,181)

Deferred tax assets	12,273	13,218
Deferred tax liabilities:
Depreciation	(11,274)	(12,576)
Amortization of goodwill and intangible assets	(116,658)	(124,862)
Other accrued liabilities	(3,036)	(646)

Net deferred tax liabilities	$(118,695)	$(124,866)

        SFAS 109 requires a valuation allowance to reduce the deferred tax assets recorded if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $4.2 million and $3.2 million valuation allowance at September 30, 2007 and 2006, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance primarily relates to certain state net operating loss carryforwards. At September 30, 2007 and 2006, the Company has net operating loss carryforwards of approximately $1.4 million and $22.2 million, respectively, for federal purposes, which expire from 2026 through 2027, and $85.1 million and $62.9 million, respectively, for state income tax purposes, which expire from 2007 through 2027.

        The following is a reconciliation between the statutory and effective income tax rates:

	Successor		Predecessor
	Year Ended September 30 2007	Period From June 30 Through September 30 2006	Period From October 1 Through June 29 2006	Year Ended September 30 2005
Federal income tax at statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(7.6)	2.7	(0.1)	7.9
Nondeductible comp	(10.0)	—	(.5)	—
Other nondeductible expenses	(4.7)	(1.0)	(7.8)	0.5
Credits	—	—	—	(0.3)
Other	3.5	1.1	(0.3)	(0.8)

Effective tax rate	16.2%	37.8%	26.3%	42.3%

19. Segment Information

        The Company provides home and community-based human services to individuals with mental retardation and/or developmental disabilities, at-risk children and youth with emotional, behavioral or medically complex needs and their families and persons with acquired brain injury. Until recently, the Company operated its business in three operating divisions: an Eastern Division, a Central Division and a Western Division. Currently, the Company operates its business in two operating groups: the Cambridge Operating Group and the Redwood Operating Group. For the reasons discussed below, the Company's operating groups are aggregated to represent one reportable segment, human services, under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company's one reportable segment.

        The aggregate of the Company's two groups meets the definition of one reportable segment in SFAS 131 as each group engages in business activities that earn similar type revenues and incur similar type expenses. In addition, the operating results are regularly reviewed by management, including the Company's chief operating decision-maker, to assess performance and make decisions about resources to be allocated to the respective groups. Discrete financial information is available in the form of detailed statements of operations for each group. The aggregation of the two operating groups is consistent with the objective and basic principles of SFAS 131 in that it provides the users of the financial statements with the same information that management uses to internally evaluate and manage the business. Both of the Company's operating groups provide the same types of services discussed above to similar customer groups, principally individuals. Both operating groups have similar economic characteristics, such as similar long-term gross margins. In addition, both groups follow the same operating procedures and methods in managing the operations, as services are provided in a similar manner. Both groups operate in a similar regulatory environment, as both groups have common objectives and regulatory and supervisory responsibilities (e.g., licensing, certification, program standards and regulatory requirements).

        The Company's three service lines do not represent operating segments under SFAS 131 as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Discrete financial information is not available by service line at the level necessary for management to assess performance or make resource allocation decisions.

        The following table sets forth information about revenue by service line as of the dates specified:

Service Line Revenues

	Successor		Predecessor
	Year Ended September 30 2007	Period From June 30 Through September 30 2006	Period From October 1 Through June 29 2006	Year Ended September 30 2005
Mental retardation/developmental disability	$590,989	$142,265	$407,618	$501,037
Children and families at risk	197,791	38,712	107,512	117,891
Acquired brain injury	80,994	19,605	37,249	37,741
Other	40,325	8,299	27,977	37,157

Consolidated total	$910,099	$208,881	$580,356	$693,826

20. Stock-Based Compensation

  Predecessor

        Effective October 1, 2005, the Company adopted the provisions of SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition.

        Prior to the Transactions, the predecessor Company had a stock option plan that provided for the grant to directors, officers and key employees of options to purchase shares of common stock. Options typically had a vesting term of four years and expired ten years from date of grant. The total number of shares of common stock as to which options were granted could not exceed 1,292,952 shares of common stock. As a result of adopting SFAS 123(R), for the period from October 1, 2005 through June 29, 2006, the predecessor Company recorded $0.5 million of stock-based compensation expense included in general and administrative expense in the statement of operations.

        At the time of the Merger, all unvested stock options became vested in accordance with the change in control provision of the original stock option agreements. According to the Merger Agreement, all stock options outstanding at the time of the Merger were cancelled, and the holders of vested options received a cash payment in the amount equal to the excess of the fair market value over the exercise price per share. The Company expensed $26.9 million in the period from October 1, 2005 through June 29, 2006, which is the difference between the fair value of the underlying stock and the related stock option exercise price

        The fair value of options granted during the period from October 1, 2005 through June 29, 2006 and the year ended September 30, 2005 was calculated using the following assumptions:

	Period From October 1 Through June 29, 2006	Year Ended September 30, 2005
Weighted-average exercise price	$22.50	$11.00
Risk-free interest rate	4.4%	4.40%
Expected dividend yield	—	—
Expected life	6.25 years	10 years
Expected volatility	64.9%	—
Weighted-average fair value of options granted	$14.38	$3.00

        The following table illustrates the effect on net income if the fair value based method had been applied to the year ended September 30, 2005.

Years Ended September 30 2005
Net income, as reported	$13,998
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	58
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(347)

Net income, pro forma	$13,709

        A summary of the activity under the Company's stock option plan for the predecessor period is presented below:

	Period From October 1, 2005 Through June 29, 2006		Year Ended September 30, 2005
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of period	847,000	$7.08	697,125	$5.93
Granted	294,500	22.50	192,000	11.00
Cancelled or forfeited*	(1,141,500)	11.06	(42,125)	5.85

Outstanding at end of period	—	—	847,000	$7.08

Exercisable at end of period	—	—	221,625	$5.01

*
Options of 1,081,750 were settled for cash on June 29, 2006 in connection with the Merger.

  Successor

        In connection with the Transactions, NMH Investment adopted a new equity-based plan and during fiscal 2007, issued approximately 566,195 units of limited liability company interests consisting of 177,100 Class B Units, 185,840 Class C Units, 196,880 Class D Units and 6,375 Class E Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. As of September 30, 2007, there were 192,500 Class B Units, 202,000 Class C Units, 214,000 Class D Units and 6,375 Class E Units authorized for issuance under the plan and 15,881 Class B Units, 16,665 Class C Units, 17,655 Class D Units and no Class E Units available for future issuance under the plan.

        The Class B Units vest over 61 months. Assuming continued employment of the employee with the Company, 20 percent vest at the end of 13 months from the grant date, and the remaining 80 percent vest monthly over the remainder of the term. The Class C Units and Class D Units vest annually for three years based on certain performance conditions and/or market conditions being met or achieved and, in all cases, assuming continued employment. The performance condition relates to the Company achieving certain targets, and the market condition relates to Vestar receiving a specified multiple on the investment of its Preferred Units and Class A Units upon a liquidation event. If an employee holder's employment is terminated, NMH Investment may repurchase the holder's units. If the termination occurs within 12 months after the relevant measurement date, all of the units will be repurchased at the lower of fair market value and the initial purchase price, or "cost". If the termination occurs during the following four-year period, the proportion of the units that may be purchased at fair market value will be determined depending on the circumstances of the executive officer's departure, the date of termination and whether the units are B units or C or D units. For the B units, from month 13 to month 60, if the executive officer is terminated without cause, or resigns for good reason, he or she is entitled to receive a higher proportion of the purchase price at fair market value than if he or she resigns voluntarily. This proportion increases ratably each month. For the C and D units, the executive officer is entitled to receive only cost until the third anniversary of the relevant measurement date, regardless of the circumstances of his or her termination. After the third anniversary, he or she is entitled to receive fair market value for the full amount of the C and D units, regardless of the circumstances of his or her termination, except that, in the event of a termination for cause, all of the units would be callable at cost. The Class E Units vest over time given continued service of the director as a member of the Board of Directors of the Company.

        For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using the following assumptions: a term of five years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 4.61%, which is the five-year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 40%, which is based on the historical data of equity instruments of comparable companies.

        The estimated fair value of the units, less an assumed forfeiture rate of 7.5%, will be recognized in expense in the Company's financial statements on a straight-line basis over the requisite service periods of the awards. For Class B and E Units, the requisite service period is five years, and for Class C and D Units, the requisite service period is three years. The assumed forfeiture rate is based on an average forfeiture rate related to the predecessor Company's stock option plan. The historical trend of forfeitures is deemed reasonable to use in determining expected forfeitures. For the Class C and Class D Units, management believes it is probable that the performance targets will be met, and accordingly, recognition of expense has been commenced for these units.

        In accordance with SFAS 123(R), the Company recorded $0.8 million of stock-based compensation expense for fiscal 2007, which is included in general and administrative expense in the statements of operations for fiscal 2007. The summary of activity under the plan for the period from January 1, 2007 through September 30, 2007 is presented below:

	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at beginning of period	—	—
Granted	566,195	$7.77
Forfeited	(1,521)	7.77
Vested	—	—

Nonvested balance at end of period	564,674	$7.77

        As of September 30, 2007, there was $3.2 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.6 years.

21. Valuation and Qualifying Accounts

        The following table summarizes information about the allowances for doubtful accounts and sales allowances during the year ended September 30, 2007, the periods June 30, 2006 through

September 30, 2006 and October 1, 2005 through June 29, 2006 and for the year ended September 30, 2005:

Successor

	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period
Year Ended September 30, 2007	$1,208	$8,435	$(4,552)	$5,091
Period from June 30 through September 30, 2006	—	1,412	(204)	1,208
Predecessor
Period from October 1 through June 29, 2006	$2,800	$3,641	$(3,808)	$2,633
Year Ended September 30, 2005	2,796	9,341	(9,337)	2,800