Form 10-Q
period 2007-12-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2008-02-14
CIK 1338690

Use these links to rapidly review the document
Index National Mentor Holdings, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 333-138362

NATIONAL MENTOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1757086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
313 Congress Street, 6th Floor Boston, Massachusetts 02210	(617) 790-4800
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)

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

        As of February 14, 2008, there were 100 shares outstanding of the registrant's common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	December 31, 2007	September 30, 2007
Assets
Current assets
Cash and cash equivalents	$34,894	$29,373
Restricted cash	4,203	4,311
Accounts receivable, net	116,824	116,476
Deferred tax assets, net	11,246	8,339
Prepaid expenses and other current assets	15,258	18,103

Total current assets	182,425	176,602
Property and equipment, net	136,435	137,972
Intangible assets, net	481,625	489,769
Goodwill	189,410	188,255
Other assets	19,444	20,030

Total assets	$1,009,339	$1,012,628

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$23,740	$22,534
Accrued payroll and related costs	49,350	55,436
Other accrued liabilities	45,589	37,340
Obligations under capital lease, current	241	248
Current portion of long-term debt	3,747	3,747

Total current liabilities	122,667	119,305
Other long-term liabilities	9,891	7,958
Deferred tax liabilities, net	123,402	127,034
Obligations under capital lease, less current portion	137	179
Long-term debt, less current portion	511,217	512,121

Total liabilities	767,314	766,597
Shareholders' equity
Common stock	—	—
Additional paid-in-capital	254,915	254,618
Other comprehensive loss, net of tax	(6,027)	(2,431)
Accumulated deficit	(6,863)	(6,156)

Total shareholders' equity	242,025	246,031

Total liabilities and shareholders' equity	$1,009,339	$1,012,628

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Net revenues	$237,399	$220,313
Cost of revenues	180,459	166,089

Gross profit	56,940	54,224
Operating expenses:
General and administrative	32,075	28,874
Depreciation and amortization	12,718	12,318

Total operating expenses	44,793	41,192

Income from operations	12,147	13,032
Other income (expense):
Management fee of related party	(451)	(224)
Other income	34	15
Interest income	289	231
Interest expense	(12,183)	(12,846)

(Loss) income before provision for income taxes	(164)	208
Provision for income taxes	155	63

Net (loss) income	$(319)	$145

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Operating activities
Net (loss) income	$(319)	$145
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Accounts receivable allowances	2,117	1,487
Depreciation and amortization of property and equipment	4,634	4,585
Amortization of other intangible assets	8,084	7,733
Amortization of deferred debt financing costs	799	772
Stock based compensation	302	—
Loss on disposal of property and equipment	290	70
Gain on disposal of business units	(30)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,864)	(11,165)
Other assets	2,666	10,089
Accounts payable	1,206	(4,653)
Accrued payroll and related costs	(6,160)	(3,506)
Other accrued liabilities	10,165	3,328
Deferred taxes	(6,539)	(527)
Restricted cash	108	(1,076)
Other long-term liabilities	1,045	226

Net cash provided by operating activities	15,504	7,508
Investing activities
Cash paid for acquisitions, net of cash received	(5,693)	(22,556)
Purchases of property and equipment	(3,585)	(2,733)
Cash proceeds from sale of business units	90	—
Cash proceeds from sale of property and equipment	199	130

Net cash used in investing activities	(8,989)	(25,159)
Financing activities
Repayments of long-term debt	(904)	(937)
Repayments of capital lease obligations	(84)	(125)
Distribution to parent	(5)	—
Payments of deferred financing costs	(1)	(691)

Net cash used in financing activities	(994)	(1,753)
Net increase (decrease) in cash and cash equivalents	5,521	(19,404)
Cash and cash equivalents at beginning of period	29,373	26,511

Cash and cash equivalents at end of period	$34,894	$7,107

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

1. Basis of Presentation

        National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the "Company"), is a leading provider of home and community-based human services to individuals with mental retardation and/or developmental disabilities, at-risk children and youth with emotional, behavioral or medically complex needs and their families, and persons with acquired brain injury. Since the Company's founding in 1980, the Company has grown to provide services to more than 23,000 clients in 37 states. The Company designs customized service plans to meet the unique needs of its clients in home- and community-based settings. Most of the Company's services involve residential support, typically in small group home or host home settings, designed to improve the Company's clients' quality of life and to promote client independence and participation in community life. Other services that the Company provides include day programs, vocational services, case management, early intervention, post-acute treatment and neurorehabilitation services, among others. The Company's customized services offer the Company's clients, as well as the payors for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which is on file with the SEC. Operating results for the three months ended December 31, 2007 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

  Acquisition and Related Transactions

        On June 29, 2006, pursuant to the terms of a merger agreement (the "Merger Agreement"), dated as of March 22, 2006, among the Company, NMH Holdings, LLC ("Parent") and NMH MergerSub, Inc. ("MergerSub"), MergerSub merged with and into the Company, with the Company being the surviving corporation (the "Merger"). As a result of and immediately following the Merger, Vestar Capital Partners V, L.P. ("Vestar"), an affiliate of Vestar and certain management investors, through Parent and NMH Investment, LLC ("NMH Investment"), the parent company of Parent, owned the Company. The equity structure of NMH Investment has not been pushed-down into the

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

1. Basis of Presentation (Continued)

financial statements of the Company. The Merger and related financing transactions are referred to together as the "Transactions."

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

        On June 26, 2007, NMH Investment contributed all of its ownership interest in Parent to NMH Holdings, Inc. ("NMH Holdings"), a wholly owned subsidiary of NMH Investment.

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

        If a management investor's employment with the Company terminates under certain circumstances, the management investor has the right to sell to NMH Investment and NMH Investment shall be required, subject to certain restrictions, to repurchase the units from the management investor. Under these, and other, circumstances, the Company may issue a dividend to NMH Investment subject to limitations in the Company's senior credit agreement.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

1. Basis of Presentation (Continued)

        The aggregate purchase price paid in connection with the closing of the Merger has been allocated as follows:

Cash	$14,147
Accounts receivable	100,222
Other assets, current and long-term	26,812
Property and equipment	137,326
Identifiable intangible assets	512,665
Goodwill	181,444
Accounts payable and accrued expenses	(90,518)
Debt	(6,311)
Deferred tax liabilities, net	(128,209)
Long-term liabilities	(4,203)

$743,375

        In connection with the Transactions, NMH Investment adopted a new equity-based plan and issued limited liability company interests designated Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. See note 5 for additional information.

2. Recent Accounting Pronouncements

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

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

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

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Net (loss) income	$(319)	$145
Changes in unrealized (losses) gains on derivatives	(6,036)	416
Income tax benefit (expense)	2,440	(168)

Comprehensive (loss) income	$(3,915)	$393

4. Long-term Debt

        The Company's long-term debt consists of the following:

	December 31, 2007	September 30, 2007
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013
—fixed interest rate of 7.32%	$185,260	$194,250
—fixed interest rate of 6.89%	140,374	132,466
—variable interest rate of 6.73% and 7.20% at December 31, 2007 and September 30, 2007, respectively	4,340	4,096
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments beginning January 1, 2007 (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (8.75% and 9.25% at December 31, 2007 and September 30, 2007, respectively)	4,990	5,056

	514,964	515,868
Less current portion	3,747	3,747

Long-term debt	$511,217	$512,121

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

4. Long-term Debt (Continued)

        The Company's senior credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the "term B loan"), a $125.0 million senior secured revolving credit facility (the "senior revolver") and a $20.0 million senior secured synthetic letter of credit facility. Any amounts outstanding under the senior revolver are due June 29, 2012. As of December 31, 2007, the Company had not borrowed under the senior revolver. The $335.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end, beginning with the year ended September 30, 2007, equal to an amount ranging from 0-50% of a calculated amount, depending on the Company's leverage ratio, if the Company generates certain levels of cash flow.

        The interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company's option. The interest rate on the term B loan outstanding at December 31, 2007 was equal to LIBOR plus 2.00%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 2.25% or Prime plus 1.25%, at the Company's option, and subject to reduction depending on the Company's leverage ratio. Cash paid for interest amounted to approximately $6.3 million and $6.2 million for the three months ended December 31, 2007 and 2006, respectively.

        In connection with the Transactions, the Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the "senior subordinated notes").

        The Company is exposed to changes in interest rates as a result of its outstanding variable rate debt. To reduce the interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006 and fixed the interest rate on approximately $113.3 million of its remaining $335.0 million term B loan, effective as of August 31, 2007. In total, as of December 31, 2007, the Company fixed the interest rate on approximately $325.6 million of its $330.0 term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

(in thousands)	Agreement		31-Dec-07		31-Dec-08		31-Dec-09		30-Mar-10		30-Jun-10		30-Sep-10
Interest Swap effective date	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate
August 31, 2006(1)	$221,200	5.32%	$185,260	5.32%	$135,578	5.32%	$86,205	5.32%	$85,703	5.32%	$—	—	$—	—
August 31, 2007(1)	113,297	4.89%	140,374	4.89%	177,362	4.89%	206,872	4.89%	206,547	4.89%	288,866	4.89%	—	—
Variable rate debt	—	—	4,340	6.73%	13,685	—	30,198	—	30,188	—	32,734	—	320,763	—

Total term B loan	—	—	$329,974	—	$326,625	—	$323,275	—	$322,438	—	$321,600	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans

        The swap is a derivative and is accounted for under SFAS 133. The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at December 31, 2007, was approximately $10.1 million, or approximately $6.0 million after taxes. The fair value of these

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

4. Long-term Debt (Continued)

agreements was determined with the assistance of independent commercial bankers and represents the fair value based on pricing models and independent formulas using current assumptions.

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

        The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on the Company's ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain financial ratios. At December 31, 2007, the Company is in compliance with all covenants.

        The priority with regard to the right of payment on the Company's debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company's long-term debt. The senior credit facilities are secured by substantially all of the assets of the Company and the term loan mortgage facility is secured by certain buildings and land of the Company.

        The balance sheets as of December 31, 2007 and September 30, 2007 include approximately $22.2 million related to 2006 refinancing: $3.2 million in current assets (under Prepaid expenses and other current assets) and $19.0 million in other long-term assets (under Other assets). The Company charged approximately $0.8 million to interest expense for the three months ended December 31, 2007 and 2006 related to the amortization of deferred financing costs.

        On July 5, 2007, NMH Holdings, our indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014 (the "NMH Holdings notes"). The NMH Holdings notes are unsecured and are not guaranteed by the Company or any of its subsidiaries or affiliates, and thus, are not recognized in the Company's financial statements.

        Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings has paid the first two interest payments on the notes entirely in PIK Interest (defined below). For any interest payment after the first interest payment through June 15, 2012, NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") or (c) 50% in cash and 50% in PIK Interest. After June 15, 2012, NMH Holdings will be required to pay all interest on the NMH Holdings notes in cash. NMH Holdings currently expects to elect to pay entirely PIK Interest through June 15, 2012.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

4. Long-term Debt (Continued)

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

5. Stock-Based Compensation

        In connection with the Transactions, NMH Investment adopted a new equity-based plan and during fiscal 2007, issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. As of December 31, 2007, there were 192,500 Class B Units, 202,000 Class C Units, 214,000 Class D Units and 6,375 Class E Units authorized for issuance under the plan and 18,769 Class B Units, 19,695 Class C Units, 20,865 Class D Units and no Class E Units available for future issuance under the plan.

        The Class B Units vest over 61 months. Assuming continued employment of the employee with the Company, 20 percent vest at the end of 13 months from the grant date, and the remaining 80 percent vest monthly over the remainder of the term. The Class C Units and Class D Units vest in thirds annually for three years based on certain performance conditions and/or market conditions being met or achieved and, in all cases, assuming continued employment. The performance condition relates to the Company achieving certain targets, and the market condition relates to Vestar receiving a specified multiple on the investment of its Preferred Units and Class A Units upon a liquidation event. If an employee holder's employment is terminated, NMH Investment may repurchase the holder's units. If the termination occurs within 12 months after the relevant measurement date, all of the units will be repurchased at the lower of fair market value and the initial purchase price, or "cost". If the termination occurs during the following four-year period, the proportion of the units that may be purchased at fair market value will be determined depending on the circumstances of the executive officer's departure, the date of termination and whether the units are B units or C or D units. For the B units, from month 13 to month 60, if the executive officer is terminated without cause, or resigns for good reason, he or she is entitled to receive a higher proportion of the purchase price at fair market value than if he or she resigns voluntarily. This proportion increases ratably each month. For the C and D units, the executive officer is entitled to receive only cost until the third anniversary of the relevant measurement date, regardless of the circumstances of his or her termination. After the third anniversary, he or she is entitled to receive fair market value for the full amount of the C and D units, regardless of the circumstances of his or her termination, except that, in the event of a termination for cause, all of the units would be callable at cost. The Class E Units vest over time given continued service of the director as a member of the Board of Directors of the Company.

        For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the financial performance of the Company, the values of comparable

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

5. Stock-Based Compensation (Continued)

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

        The estimated fair value of the units, less an assumed forfeiture rate of 7.5%, will be recognized in expense in the Company's financial statements on a straight-line basis over the requisite service periods of the awards. For Class B and E Units, the requisite service period is five years, and for Class C and D Units, the requisite service period is three years. The assumed forfeiture rate is based on an average forfeiture rate related to the Company's predecessor stock option plan. The historical trend of forfeitures is deemed reasonable to use in determining expected forfeitures. For the Class C and Class D Units, management believes it is probable that the performance targets will be met, and accordingly, recognition of expense has been commenced for these units.

        In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), the Company recorded $0.3 million of stock-based compensation expense for the three months ended December 31, 2007, which is included in general and administrative expense in the statements of operations. The Company did not incur stock-based compensation expense during the three months ended December 31, 2006 since no awards were issued or earned during that period. The summary of activity under the plan for the three months ended December 31, 2007 is presented below:

	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at September 30, 2007	564,674	$7.80
Granted	—	—
Forfeited	(9,128)	7.77
Vested	—	—

Nonvested balance at December 31, 2007	555,546	$7.80

        As of December 31, 2007, there was $2.9 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.6 years. For purposes of this table above, no units were vested as of December 31, 2007 such that value was realized, as NMH Investment could repurchase at cost the units of any employee who terminated his or her employment voluntarily up to that date. However, in most cases, if an employee is terminated without cause or resigns for good reason, he or she is entitled to receive fair market value for a portion of his or her units.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

6. Income Taxes

        The effective tax rate was (94.5)% and 30.3% for the three months ended December 31, 2007 and 2006, respectively. The difference in the effective tax rates was primarily due to the increase in nondeductible expenses and interest expense on uncertain tax positions.

        In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for the Company as of October 1, 2007.

        As of October 1, 2007, the Company has recorded an increase in its reserve for uncertain tax positions of approximately $1.3 million and the cumulative effect on retained earnings was $0.5 million. As of October 1, 2007, the Company had approximately $5.1 million of unrecognized tax benefits. The amount that would impact the effective tax rate, if recognized, was $0.3 million. Interest and penalties were $0.8 million at the adoption date and interest and penalties were $0.1 million for the three months ended December 31, 2007. There has been no change in unrecognized tax benefits in the three months ended December 31, 2007 and the Company expects an approximate $0.4 million reduction in the amounts of unrecognized tax benefits within the next 12 months with the expiration of statutes of limitations.

        The Company files a federal consolidated return and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as income tax. The Company believes that we have appropriate support for the income tax positions taken and to be taken on the Company's income tax returns and that the Company's accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter.

7. Segment Information

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

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

7. Segment Information (Continued)

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

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

(Amounts in thousands, except share and per share amounts)

December 31, 2007

(Unaudited)

8. Accruals for Self-Insurance and Other Commitments and Contingencies (Continued)

        The Company issued approximately $22.5 million in standby letters of credit as of December 31, 2007 related to the Company's workers' compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility. The availability under our senior secured revolving credit facility was reduced by $2.5 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the related notes included elsewhere in this report. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the "Risk factors" and "Forward-looking statements" sections of this report.

  Overview

        Founded in 1980, we are a leading provider of home and community-based human services to individuals with mental retardation and/or other developmental disabilities ("MR/DD"), at-risk children and youth with emotional, behavioral or medically complex needs and their families ("ARY"), and persons with acquired brain injury ("ABI"). As of December 31, 2007, we provided our services to more than 23,000 clients in 37 states through approximately 16,200 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, ICFs-MR or host home settings, designed to improve our clients' quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private sector payors, mostly in our ABI services.

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

        We operate our business as one human services reporting segment. Until recently, the Company operated its business in three operating divisions: an Eastern Division, a Central Division and a Western Division. Currently, the Company operates its business in two operating groups: the Cambridge Operating Group and the Redwood Operating Group. Our service lines do not represent operating segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Also, discrete financial information is not available by service line at the level necessary for management to assess the performance or make resource allocation decisions. For additional information, see note 7 to the financial statements included elsewhere in this report.

        As detailed in note 1 to the financial statements included elsewhere in this report, on June 29, 2006, we were merged with a wholly owned subsidiary of NMH Investment. The Merger was accounted for under the purchase method of accounting in accordance with Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. We have accounted for the Merger in accordance with Staff Accounting Bulletin No. 54, Push Down Accounting (SAB 54), whereby NMH Holdings, LLC has "pushed down" the purchase price in revaluing the assets and liabilities of the Company.

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

  Acquisitions

        As of December 31, 2007, we have completed 45 acquisitions since 1997, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as "tuck-in" acquisitions. We have pursued larger strategic acquisitions in markets with significant opportunities.

  Organic Growth

        We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended December 31, 2007, losses on new program starts for programs started within the last 18 months that generated operating losses were $4.9 million.

        We also "cross-sell" new services in existing markets. Depending on the nature of the program and the state or county government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.

  Net revenues

        Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the three months ended December 31, 2007, we derived approximately 95% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

        Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.

  Expenses

        Expenses directly related to providing services are classified as cost of revenues. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to our Mentors, residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food and medicine and transportation costs for clients requiring services. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy and insurance costs, as well as professional expenses such as consulting and external auditing. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.

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

        Occupancy costs represent a significant portion of our operating costs. As of December 31, 2007, we owned 412 facilities and one office, and we leased 820 facilities and 273 offices. Many of our leased group homes are operated under leases with terms of less than two years. We incur no facility costs for services provided in the home of a Mentor.

        Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.3% of our net revenues for the three months ended December 31, 2007 and 2006. We have incurred professional and general liability claims and insurance expense for professional and general liability of $0.8 million and $0.7 million for the three months ended December 31, 2007 and 2006, respectively. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. Effective October 1, 2007, we also insure through our captive subsidiary employment practices liability claims of up to $240,000 per claim and up to $1.0 million in the aggregate.

        Our cost of net revenues as a percentage of revenues for our different services may vary, with our ABI services, generally, having the highest margin (or lowest costs as a percentage of revenues). We believe that although we have received only limited increases in rates in the aggregate during these periods and certain of our expenses have increased, we have been able to maintain these percentages by, among other things, modifying our overhead cost and controlling our labor, benefits and general and professional liability expenses. Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses. If we choose to invest in our infrastructure initiatives and business process improvements, as we plan to do in fiscal 2008, our margin will be negatively impacted.

Highlights from the Quarter

  •
  Revenues for the three months ended December 31, 2007 were $237.4 million, net loss was $0.3 million and income from operations was $12.1 million.

  •
  Total debt, including obligations under capital leases, decreased by approximately $1.0 million from $516.3 million as of September 30, 2007 to $515.3 million as of December 31, 2007.

Results of Operations

        The following table sets forth the percentages of net revenues that certain items of operating data constitute for the periods indicated:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Statement of operations data:
Net revenues	100.0%	100.0%
Cost of revenues	76.0	75.4
General and administrative	13.5	13.1
Depreciation and amortization	5.4	5.6
Interest expense	5.1	5.8

Three months ended December 31, 2007 compared to the three months ended December 31, 2006

Net revenues

        Net revenues for the three months ended December 31, 2007 increased by $17.1 million or 7.8% from the three months ended December 31, 2006 to $237.4 million. Approximately $3.7 million of the $17.1 million increase relates to acquisitions that closed during fiscal 2007. Excluding the revenue growth from acquisitions noted above, revenues increased $13.4 million or 6.1% from the three months ended December 31, 2006. Approximately $10.9 million of this increase was due to growth in our existing programs. The remaining increase of $2.5 million was due to revenues derived from new programs that began operations during fiscal 2007.

Cost of revenues

        Cost of revenues for the three months ended December 31, 2007 increased by $14.4 million, or 8.7%, to $180.5 million. As a percentage of net revenues, cost of revenues increased from 75.4% for the three months ended December 31, 2006 to 76.0% for the three months ended December 31, 2007. The increase in cost of revenues as a percentage of net revenues is due mostly to an increase in direct labor costs as a percentage of net revenues. Direct labor costs increased 0.8% as a percentage of net revenues, from 64.0% for the three months ended December 31, 2006 to 64.8% for the three months ended December 31, 2007. Our cost of revenues as a percentage of net revenues increased as a result of the ongoing effects of a change in reimbursement policy affecting our business in North Carolina beginning in the third quarter of fiscal 2007. In addition, our increased investments in new program starts during the quarter significantly increased our cost of revenues.

General and administrative expenses

        General and administrative expenses for the three months ended December 31, 2007 increased by $3.2 million, or 11.1%, to $32.1 million. As a percentage of net revenues, general and administrative expenses increased from 13.1% for the three months ended December 31, 2006 to 13.5% for the three months ended December 31, 2007. The increase in general and administrative expenses as a percentage of net revenues is primarily due to an increase in labor costs as a percentage of net revenues. Indirect labor costs increased 0.5% as a percentage of net revenues from 7.0% for the three months ended December 31, 2006 to 7.5% for the three months ended December 31, 2007. General and administrative expense for the three months ended December 31, 2007 also includes approximately $0.3 million of stock based compensation expense recorded in accordance with SFAS 123(R).

Provision for income taxes

        The provision for income taxes of $0.2 million for the three months ended December 31, 2007 resulted in an effective tax rate of (94.5)% which is primarily due to the interest expense on uncertain tax positions.

Liquidity and Capital Resources

        Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements.

        Cash flows from operations were $15.5 million for the three months ended December 31, 2007. Our days sales outstanding decreased approximately one day from 48.7 days at September 30, 2007 to 47.9 days at December 31, 2007. Cash flows from operations included an increase in other accrued liabilities of $10.2 million primarily due to an increase in accrued interest on the senior subordinated notes of $5.1 million and an increase in income tax liability of $2.2 million.

        Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $9.0 million for the three months ended December 31, 2007. Cash paid for acquisitions for the three months ended December 31, 2007 was $5.7 million, primarily reflecting the earnout payment of $5.5 million associated with the CareMeridian acquisition. Cash paid for property and equipment for the three months ended December 31, 2007 was $3.6 million, or 1.5% of net revenues, compared to $2.7 million, or 1.2% of net revenues, for the three months ended December 31, 2006. Approximately $0.8 million of cash paid for property and equipment for the three months ended December 31, 2007 was related to the implementation of a new billing system for the Company.

        Net cash used in financing activities for the three months ended December 31, 2007 was $1.0 million primarily consisting of the repayment of approximately $0.9 million of long-term debt.

        On July 5, 2007, NMH Holdings issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014. The NMH Holdings notes are unsecured and are not guaranteed by the Company or any of its subsidiaries or affiliates. Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined above) accrues at the cash interest rate plus 0.75% and, in either case, will be payable quarterly. NMH Holdings has paid the first two interest payments on the notes entirely in PIK Interest. For any interest payment after the first interest payment through June 15, 2012, NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely in PIK Interest or (c) 50% in cash and 50% in PIK Interest. After June 15, 2012, NMH Holdings will be required to pay all interest on the NMH Holdings notes in cash. NMH Holdings currently expects to elect to pay entirely PIK Interest through June 15, 2012.

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

Contractual Commitments Summary

        The following table summarizes our contractual obligations and commitments as of December 31, 2007:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$514,964	3,780	11,259	6,700	493,225
Operating lease obligations(2)	110,765	32,153	42,463	24,709	11,440
Capital lease obligations	378	241	137	—	—
Standby letters of credit	22,535	22,535	—	—	—

Total obligations and commitments(3)	$648,642	58,709	53,859	31,409	504,665

(1)
Does not include interest on long-term debt or the $182.7 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings.

(2)
Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)
The table does not include earnout payments associated with the Company's CareMeridian acquisition. The Company made an earnout payment of approximately $5.5 million in the first quarter of fiscal 2008 and anticipates making additional payments of approximately $13.3 million in fiscal 2008.

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

        In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for the Company as of October 1, 2007.

  Stock-Based Compensation

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

Forward-Looking Statements

        Some of the matters discussed in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, we entered into interest rate swap agreements whereby we fixed the interest rate on approximately $221.2 million of our $335.0 million term B loan, effective as of August 31, 2006 and fixed the interest rate on approximately $113.3 million of our remaining $335.0 million term B loan, effective as of August 31, 2007. In total, as of December 31, 2007, we fixed the interest rate on approximately $325.6 million of our $330.0 term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

(in thousands)	Agreement		31-Dec-07		31-Dec-08		31-Dec-09		30-Mar-10		30-Jun-10		30-Sep-10
Interest Swap effective date	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate
August 31, 2006(1)	$221,200	5.32%	$185,260	5.32%	$135,578	5.32%	$86,205	5.32%	$85,703	5.32%	$—	—	$—	—
August 31, 2007(1)	113,297	4.89%	140,374	4.89%	177,362	4.89%	206,872	4.89%	206,547	4.89%	288,866	4.89%	—	—
Variable rate debt	—	—	4,340	6.73%	13,685	—	30,198	—	30,188	—	32,734	—	320,763	—

Total term B loan	—	—	$329,974	—	$326,625	—	$323,275	—	$322,438	—	$321,600	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans

        As a result of the interest rate swap agreements, the variable rate debt outstanding was reduced from $335.0 million outstanding to $9.3 million outstanding at December 31, 2007. The variable rate debt outstanding was reduced from $335.9 million outstanding to $9.2 million outstanding at September 30, 2007. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the revolver, which has an interest rate based on LIBOR plus 2.25% or Prime plus 1.25%, subject to reduction depending on the Company's leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. As of December 31, 2007, the Company had no borrowings under the senior secured revolving credit facility. An increase in the interest rate by 100 basis points on the debt balance outstanding as of December 31, 2007, would increase annual interest expense by approximately $0.1 million.

Item 4.    Controls and Procedures

        None.

Item 4T.    Controls and Procedures

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

        As a non-accelerated filer under SEC rules, we will be required to issue our first report on internal control over financial reporting as of September 30, 2008, the end of our current fiscal year. While we are not yet required to issue a report on the effectiveness of our internal control over financial reporting, we have, in the course of preparing for our first report, through early testing, identified certain material weaknesses in our internal control over financial reporting. We have reported these material weaknesses to our Audit Committee and our independent auditors. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's financial statements will not be prevented or detected on a timely basis. To our knowledge, these material weaknesses have not resulted in any material misstatement of our financial statements.

        Our material weaknesses relate to our revenue recognition, our payroll transactions and our fixed asset balances, as detailed below. We are only beginning to address these material weaknesses, and our new policies and procedures, when implemented, may not address them adequately. Moreover, as we continue to prepare for our first report, we may identify additional material weaknesses.

        The Company performs additional internal controls that, if designed and operating effectively, would mitigate some of the material weaknesses identified. These controls include extensive account reconciliations and financial statement analyses. However, these mitigating controls are currently either not designed or operating adequately in certain locations to fully mitigate the material weaknesses identified. Management is working towards strengthening the design and operating effectiveness of these mitigating controls.

Revenue

        We do not have a uniform billing system across our locations. Our billing procedures are not fully integrated with our accounts receivable system, and both are largely manually based, rather than automated. As a result, extensive manual data transfer, analysis, reconciliation and adjustments are required in order to produce financial statements for external reporting purposes.

  •
  We have insufficient controls over the accuracy and validity of the billing rates used to calculate revenues recorded in our financial statements. Specifically, we record revenues for services provided pursuant to unit-of-service contracts based on billing rates that are manually entered, without effective periodic review to ensure that these billing rates are matched with approved supporting data to establish their accuracy and validity.

  •
  We have insufficient controls over the reconciliation of revenue recorded to our financial statements to revenue billed to the payor. In many cases, recording revenue to the financial statements and preparing the payor invoices are separate processes. We record revenue under unit-of-service contracts at the time service is provided, and we do not have a control that ensures that all revenue that is recorded to the financial statements matches actual invoices rendered to the payor.

        We are currently addressing these revenue weaknesses by developing a system report to capture all changes made to billing rates in order to facilitate the verification of changes that are made and implementing a reconciliation process to ensure that recorded revenue matches billed revenue.

  •
  We have insufficient controls over revenue recognition. We maintain a high-level revenue recognition policy, in accordance with US generally accepted accounting principles. However, we lack controls to ensure definitive, consistent and documented application of the general revenue recognition criteria to local payor contract requirements, which vary among payors and locations.

  •
  We have insufficient controls over revenue reserved for unauthorized sales. Generally, if we provide services without a current, valid authorization from the payor agency to provide those services, revenue associated with the unauthorized services may need to be either reserved until such authorization is received, or ultimately written off if authorization is not granted. We do not have adequate controls to ensure that all unauthorized sales are identified and recorded as reserves to the financial statements.

        We are currently developing an approach to assess contract terms in each state to ensure that revenue recognition criteria are being consistently and appropriately interpreted and applied. We are also beginning to implement a large-scale, uniform national billing and accounts receivable system, a multi-year project which is expected to ultimately improve our ability to identify and reserve for unauthorized sales.

Payroll

  •
  We have insufficient segregation of duties within our payroll function, and certain controls to mitigate for this failure are not operating effectively. This increases the risk that erroneous or unauthorized payroll transactions will occur and the risk that they will not be detected on a timely basis if they do occur.

        Management is considering appropriate measures to strengthen mitigating controls through additional training and supervision, and potentially by developing new procedures, if it does not reassign responsibilities within the payroll processing function in order to segregate certain incompatible tasks.

Fixed Assets

  •
  We perform insufficient physical inventories of our fixed assets to substantiate the balances of fixed assets reflected on the balance sheet. This increases the risk of overstating our fixed asset balance if we fail to record disposals of fixed assets as they occur.

        We are in the process of determining an appropriate remediation approach to maintaining and evaluating our fixed asset balance.

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

        Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 13% of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting or methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

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

        Our employees are generally not unionized. However, as of December 31, 2007, nine of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. In addition, future unionization activities may result in an increase of our labor and other costs. If any of the employees covered by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.

        We have a significant amount of indebtedness. As of December 31, 2007, we had total indebtedness of approximately $515.3 million and $122.5 million of availability under our senior secured revolving credit facility. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior secured revolving credit facility was reduced from $125.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

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

        NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations. After giving effect to the offering of the senior floating rate toggle notes due 2014 and excluding the debt of its subsidiaries, NMH Holdings would have had $185.2 million aggregate principal amount of indebtedness, outstanding as of December 31, 2007, consisting entirely of the senior floating rate toggle notes. NMH Holdings has paid the first two interest payments on the notes entirely in PIK Interest (defined below) which increased the principal amount by $10.2 million. NMH Holdings currently expects to elect to pay entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") through June 15, 2012.

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

        In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three months ended December 31, 2007, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $9.6 million. These obligations could further increase the risks described above.

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

        As of December 31, 2007, the Company had approximately $9.3 million of floating rate debt outstanding after giving effect to interest rate swaps. As of December 31, 2007, NMH Holdings had $182.7 million of floating rate debt outstanding, net of discount, after giving effect to the offering of the NMH Holdings notes and excluding the debt of its subsidiaries. A 1% increase in the interest rate on the Company's floating rate debt would have increased cash interest expense of the floating rate debt by approximately $0.1 million, and a 1% increase in the interest rate on the NMH Holdings notes would have increased NMH Holdings' interest expense on those notes by approximately $1.8 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.

The nature of services that we provide could subject us to significant worker's compensation related liability, some of which may not be fully reserved for.

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

        The Sarbanes-Oxley Act of 2002, to the extent we are subject to it, has required and will continue to require changes in some of our corporate governance and compliance practices. We are in the process of evaluating, testing and implementing internal control over financial reporting to enable management to report on such internal control over financial reporting as of September 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act. The decentralized nature of our operations, and the manual nature of many of our controls, make compliance with the requirements of Section 404 more challenging. Through early testing, we have already identified certain material weaknesses in our internal control over financial reporting, as discussed in Item 4T of Part II of this report. We are only beginning to address these material weaknesses, and our new policies and procedures, when implemented, may not address them adequately. Moreover, as we continue to prepare for our first report on internal control over financial reporting, we may identify additional material weaknesses. If we are forced to conclude that our internal controls are not effective, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal controls and hiring additional personnel, which could negatively affect our financial condition and operating results.

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

        Approximately 3% of our net revenues for the three months ended December 31, 2007, were derived from contracts with affiliates of Alliance Health and Human Services, Inc., or "Alliance," an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

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

        For the three months ended December 31, 2007, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota's budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. In the past, our operations in Minnesota were subject to rate reductions, although recently we have received rate increases. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

        No equity securities of the Company or of NMH Investment, LLC were sold during the three months ended December 31, 2007.

Repurchases of Equity Securities

        No equity securities of National Mentor Holdings, Inc. were repurchased during the three months ended December 31, 2007.

        The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the quarterly period ended December 31, 2007:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (October 1, 2007 through October 31, 2007)	—		—	—	—
Month #2 (November 1, 2007 through November 30, 2007)	—		—	—	—
Month #3 (December 1, 2007 through December 31, 2007)	500.00 A Units 2,887.50 B Units 3,030.00 C Units 3,210.00 D Units	$ $ $ $	10.00 0.05 0.03 0.01	— — — —	N/A N/A N/A N/A

        We did not repurchase any of our common stock as part of an equity repurchase program during the first quarter of fiscal 2008. NMH Investment purchased all of the units listed in the table from certain of our employees upon their departure.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        On November 20, 2007, by consent in lieu of annual meeting, the Company's sole stockholder voted to fix the number of directors on the Board of Directors at six and to elect the following persons as directors: James L. Elrod, Jr., Edward M. Murphy, Daniel S. O'Connell, Brian K. Ratzan, Jeffry A. Timmons and Gregory T. Torres.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        The Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS INC.
February 14, 2008	By:	/s/ EDWARD M. MURPHY Edward M. Murphy
	Its:	President and Chief Executive Officer
February 14, 2008	By:	/s/ DENIS M. HOLLER Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the "March 10-Q")
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 10-Q
10.1*	The MENTOR Network Executive Leadership Incentive Plan for fiscal year ended September 30, 2007.	Filed herewith
31.1	Certification of principal executive officer.	Filed herewith
31.2	Certification of principal financial officer.	Filed herewith
32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

*
Management contract or compensatory plan or arrangement.