Form 10-Q
period 2008-03-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2008-05-15
CIK 1338690

Use these links to rapidly review the document
Index National Mentor Holdings, Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company"in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 15, 2008, there were 100 shares outstanding of the registrant's common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2008	September 30, 2007
Assets
Current assets
Cash and cash equivalents	$37,688	$29,373
Restricted cash	5,420	4,311
Accounts receivable, net	118,617	116,476
Deferred tax assets, net	15,168	8,339
Prepaid expenses and other current assets	12,520	18,103

Total current assets	189,413	176,602
Property and equipment, net	137,680	137,972
Intangible assets, net	473,582	489,769
Goodwill	186,625	188,255
Other assets	19,060	20,030

Total assets	$1,006,360	$1,012,628

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$20,662	$22,534
Accrued payroll and related costs	53,997	55,436
Other accrued liabilities	49,399	37,340
Obligations under capital lease, current	287	248
Current portion of long-term debt	3,747	3,747

Total current liabilities	128,092	119,305
Other long-term liabilities	9,698	7,958
Deferred tax liabilities, net	121,647	127,034
Obligations under capital lease, less current portion	962	179
Long-term debt, less current portion	510,247	512,121

Total liabilities	770,646	766,597
Shareholders' equity
Common stock	—	—
Additional paid-in-capital	255,176	254,618
Other comprehensive loss, net of tax	(11,300)	(2,431)
Accumulated deficit	(8,162)	(6,156)

Total shareholders' equity	235,714	246,031

Total liabilities and shareholders' equity	$1,006,360	$1,012,628

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Net revenues	$240,207	$227,223	$477,606	$447,536
Cost of revenues	182,208	170,719	362,307	336,809

Gross profit	57,999	56,504	115,299	110,727
Operating expenses:
General and administrative	33,764	30,088	66,198	58,961
Depreciation and amortization	12,806	12,222	25,524	24,540

Total operating expenses	46,570	42,310	91,722	83,501

Income from operations	11,429	14,194	23,577	27,226
Other income (expense):
Management fee of related party	(339)	(214)	(791)	(438)
Other expense	(217)	(334)	(184)	(319)
Interest income	163	305	452	536
Interest expense	(12,000)	(12,628)	(24,183)	(25,474)

(Loss) income before provision for income taxes	(964)	1,323	(1,129)	1,531
Provision for income taxes	375	1,035	529	1,098

Net (loss) income	$(1,339)	$288	$(1,658)	$433

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31
	2008	2007
Operating activities
Net (loss) income	$(1,658)	$433
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Accounts receivable allowances	4,594	3,338
Depreciation and amortization of property and equipment	9,397	8,944
Amortization of other intangible assets	16,127	15,596
Amortization of deferred financing costs	1,607	1,574
Stock based compensation	594	279
Loss on disposal of property and equipment	405	401
Gain on disposal of business units	(65)	—
Changes in operating assets and liabilities:
Accounts receivable	(7,124)	(17,119)
Other assets	5,001	11,181
Accounts payable	(1,887)	(6,296)
Accrued payroll and related costs	(1,094)	(719)
Other accrued liabilities	5,109	(1,129)
Deferred taxes	(6,195)	(630)
Restricted cash	(1,109)	(1,384)
Other long-term liabilities	1,005	15

Net cash provided by operating activities	24,707	14,484
Investing activities
Cash paid for acquisitions, net of cash received	(5,876)	(24,666)
Purchases of property and equipment	(9,140)	(5,960)
Cash proceeds from sale of business units	125	—
Cash proceeds from sale of property and equipment	629	1,197

Net cash used in investing activities	(14,262)	(29,429)
Financing activities
Repayments of long-term debt	(1,874)	(2,624)
Repayments of capital lease obligations	(176)	(210)
Distribution to parent	(36)	—
Parent capital contribution	—	141
Payments of deferred financing costs	(44)	(1,812)

Net cash used in financing activities	(2,130)	(4,505)
Net increase (decrease) in cash and cash equivalents	8,315	(19,450)
Cash and cash equivalents at beginning of period	29,373	26,511

Cash and cash equivalents at end of period	$37,688	$7,061

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2008

(Unaudited)

1. Basis of Presentation

        National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the "Company"), is a leading provider of home and community-based human services to individuals with intellectual/developmental disabilities, at-risk children and youth with emotional, behavioral or medically complex needs and their families, and persons with acquired brain injury. Since the Company's founding in 1980, the Company has grown to provide services to more than 23,000 clients in 37 states. The Company designs customized service plans to meet the unique needs of its clients in home- and community-based settings. Most of the Company's services involve residential support, typically in small group home or host home settings, designed to improve the Company's clients' quality of life and to promote client independence and participation in community life. Other services that the Company provides include day programs, vocational services, case management, early intervention, post-acute treatment and neurorehabilitation services, among others. The Company's customized services offer the Company's clients, as well as the payors for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which is on file with the SEC. Operating results for the three and six months ended March 31, 2008 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2008

(Unaudited)

1. Basis of Presentation (Continued)

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

        Pursuant to the Merger, each outstanding share of common stock of the Company was converted into the right to receive cash, and each outstanding share of common stock of MergerSub was converted into one share of common stock of the Company. Vested options to purchase common stock of the Company outstanding at the time of the Merger were converted into the right to receive cash less the exercise price of such option. Certain members of the Company's management team and employees agreed to exchange certain of their equity interests in the Company into Class A common units and preferred units of NMH Investment. In addition, certain management and employee investors and certain members of the Company's Board of Directors are participating in the equity of NMH Investment through purchases of additional common and preferred units of NMH Investment. Vestar, an affiliate of Vestar and the management and employee investors invested approximately $253.6 million in units of NMH Investment.

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

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2008

(Unaudited)

1. Basis of Presentation (Continued)

        The aggregate purchase price paid in connection with the closing of the Merger has been allocated as follows:

(in thousands)
Cash	$14,147
Accounts receivable	100,222
Other assets, current and long-term	26,812
Property and equipment	137,326
Identifiable intangible assets	512,665
Goodwill	178,477
Accounts payable and accrued expenses	(88,927)
Debt	(6,311)
Deferred tax liabilities, net	(128,209)
Long-term liabilities	(2,827)

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), replacing SFAS No. 141, Business Combinations (SFAS 141). SFAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2008

(Unaudited)

2. Recent Accounting Pronouncements (Continued)

combinations in which control was obtained through transfer of consideration. SFAS 141R establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. With the adoption of SFAS 141R, the Company's accounting for business combinations will change on a prospective basis beginning in the first quarter of fiscal 2010.

3. Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income (SFAS 130), requires classifying items of other comprehensive income (loss) by their nature in a financial statement and displaying the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company's other comprehensive (loss) income includes the unrealized losses on derivatives designated as cash flow hedges.

	Three Months Ended March 31		Six Months Ended March 31
(in thousands)	2008	2007	2008	2007
Net (loss) income	$(1,339)	$288	$(1,658)	$433
Changes in unrealized losses on derivatives	(8,852)	(472)	(14,888)	(56)
Income tax effect	3,580	191	6,021	23

Comprehensive (loss) income	$(6,611)	$7	$(10,525)	$400

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2008

(Unaudited)

4. Long-term Debt

        The Company's long-term debt consists of the following:

(in thousands)	March 31, 2008	September 30, 2007
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013
—fixed interest rate of 7.32%	$184,590	$194,250
—fixed interest rate of 6.89%	140,211	132,466
—variable interest rate of 4.70% and 7.20% at March 31, 2008 and September 30, 2007, respectively	4,336	4,096
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (6.75% and 9.25% at March 31, 2008 and September 30, 2007, respectively)	4,857	5,056

	513,994	515,868
Less current portion	3,747	3,747

Long-term debt	$510,247	$512,121

        The Company's senior credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the "term B loan"), a $125.0 million senior secured revolving credit facility (the "senior revolver") and a $20.0 million senior secured synthetic letter of credit facility. Any amounts outstanding under the senior revolver are due June 29, 2012. As of March 31, 2008, the Company had not borrowed under the senior revolver. The $335.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end, beginning with the year ended September 30, 2007, equal to an amount ranging from 0-50% of a calculated amount, depending on the Company's leverage ratio, if the Company generates certain levels of cash flow.

        The interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company's option. The interest rate on the term B loan outstanding at March 31, 2008 was equal to LIBOR plus 2.00%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 2.25% or Prime plus 1.25%, at the Company's option, and subject to reduction depending on the Company's leverage ratio. Cash paid for interest amounted to approximately $16.4 million and $18.0 million for the three months ended March 31, 2008 and 2007, respectively, and approximately $22.7 million and $24.2 million for the six months ended March 31, 2008 and 2007, respectively.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2008

(Unaudited)

4. Long-term Debt (Continued)

        In connection with the Transactions, the Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the "senior subordinated notes").

        The Company is exposed to changes in interest rates as a result of its outstanding variable rate debt. To reduce the interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006 and fixed the interest rate on approximately $113.3 million of its remaining $335.0 million term B loan, effective as of August 31, 2007. In total, as of March 31, 2008, the Company fixed the interest rate on approximately $324.8 million of its $329.1 million term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

(in thousands)	Agreement		31-Mar-08		31-Mar-09		30-Mar-10		30-Jun-10		30-Sep-10
Interest Swap effective date	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate
August 31, 2006(1)	$221,200	5.32%	$184,590	5.32%	$134,991	5.32%	$85,703	5.32%	$—	—	$—	—
August 31, 2007(1)	113,297	4.89%	140,211	4.89%	177,118	4.89%	206,547	4.89%	288,866	4.89%	—	—
Variable rate debt	—	—	4,336	—	13,678	—	30,188	—	32,734	—	320,763	—

Total term B loan	—	—	$329,137	—	$325,787	—	$322,438	—	$321,600	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans

        The swap is a derivative and is accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at March 31, 2008, was approximately $19.0 million, or approximately $11.3 million after taxes. The fair value of these agreements was determined with the assistance of independent commercial bankers and represents the fair value based on pricing models and independent formulas using current assumptions.

        Since the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship does not qualify for use of the shortcut method under SFAS 133. Therefore, the effectiveness of the hedge relationships is assessed on a quarterly basis during the term of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness with no formal quarterly assessment of effectiveness or measurement of ineffectiveness. The entire change in fair market value is recorded in the shareholders' equity, net of tax, as other comprehensive loss.

        The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on the Company's ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain financial ratios. At March 31, 2008, management of the Company believes that the Company is in compliance with all covenants.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2008

(Unaudited)

4. Long-term Debt (Continued)

        The priority with regard to the right of payment on the Company's debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company's long-term debt. The senior credit facilities are secured by substantially all of the assets of the Company and the term loan mortgage facility is secured by certain buildings and land of the Company.

        The balance sheets as of March 31, 2008 and September 30, 2007 include deferred financing costs of approximately $22.2 million related to 2006 refinancing: $3.2 million in current assets (under Prepaid expenses and other current assets) and $19.0 million in other long-term assets (under Other assets). The Company incurred amortization expense of $0.8 million for both the three months ended March 31, 2008 and 2007, and $1.6 million for both the six months ended March 31, 2008 and 2007. Amortization charges are included in interest expense in the accompanying statements of operations.

        On July 5, 2007, NMH Holdings, the Company's indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014 (the "NMH Holdings notes"). The NMH Holdings notes are unsecured and are not guaranteed by the Company or any of its subsidiaries or affiliates, and thus, are not recognized in the Company's financial statements.

        Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings has paid all of the interest payments to date on these notes entirely in PIK Interest (defined below). For any interest payment through June 15, 2012, NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") or (c) 50% in cash and 50% in PIK Interest. After June 15, 2012, NMH Holdings will be required to pay all interest on the NMH Holdings notes in cash. NMH Holdings currently expects to elect to pay entirely PIK Interest through June 15, 2012.

        NMH Holdings used the proceeds of approximately $172.4 million, which reflects the NMH Holdings notes, net of original issue discount of $2.625 million, from the offering to (i) pay an approximately $170.3 million dividend to its parent, NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its preferred units and (ii) pay fees and expenses related to the offering.

5. Stock-Based Compensation

        In connection with the Transactions, NMH Investment adopted a new equity-based plan and during fiscal 2007, issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. As of March 31, 2008, there were 192,500 Class B Units, 202,000 Class C Units, 214,000 Class D Units and 6,375 Class E Units authorized for issuance under the plan and 21,656 Class B Units, 22,725 Class C Units, 24,075 Class D Units and no Class E Units available for future issuance under the plan.

        The Class B Units vest over 61 months. Assuming continued employment of the employee with the Company, 20 percent vest at the end of 13 months from the grant date, and the remaining 80 percent

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2008

(Unaudited)

5. Stock-Based Compensation (Continued)

vest monthly over the remainder of the term. Assuming continued employment, the Class C Units and Class D Units vest after 37 months, subject to certain performance conditions and/or market conditions being met or achieved in each of the first three years. The performance conditions relate to the Company achieving certain targets, and the market conditions relate to Vestar receiving a specified multiple on its investment upon a liquidation event.

        If an employee holder's employment is terminated, NMH Investment may repurchase the holder's units. If the termination occurs within 12 months after the relevant measurement date, all of the B units will be repurchased at the lower of fair market value and the initial purchase price, or cost. If the termination occurs during the following four-year period, the proportion of the B units that may be purchased at fair market value will be determined depending on the circumstances of the holder's departure and the date of termination.

        From month 13 to month 60, if the holder is terminated without cause, or resigns for good reason, he or she is entitled to receive a higher proportion of the purchase price at fair market value than if he or she resigns voluntarily. This proportion increases ratably each month. For the C and D units, the holder is entitled to receive fair market value if he or she is terminated without cause or resigns for good reason or, after the third anniversary of the relevant measurement date, upon termination for any reason except for cause. Before the third anniversary, all the C and D units are callable at the lower of cost and fair market value if the holder resigns without good reason. In the event of a termination for cause at any time, all of the units would be callable at cost. The Class E Units vest over time given continued service of the director as a member of the Board of Directors of the Company.

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

        The estimated fair value of the units, less an assumed forfeiture rate of 7.7%, will be recognized in expense in the Company's financial statements on a straight-line basis over the requisite service periods of the awards. For Class B and E Units, the requisite service period is five years, and for Class C and D Units, the requisite service period is three years. The assumed forfeiture rate is based on an average of the Company's historical forfeiture rate. The historical trend of forfeitures is deemed reasonable to use in determining expected forfeitures. For the Class C and Class D Units, management believes it is probable that the performance targets will be met, and accordingly, recognition of expense has been commenced for these units.

        In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), the Company recorded $0.3 million of stock-based compensation expense for the three months ended March 31, 2008 and 2007, and recorded $0.6 million and $0.3 million of stock-based compensation expense for the six months ended March 31, 2008 and 2007, respectively. Stock-based compensation

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2008

(Unaudited)

5. Stock-Based Compensation (Continued)

expense is included in general and administrative expense in the accompanying statements of operations. The summary of activity under the plan for the six months ended March 31, 2008 is presented below:

	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at September 30, 2007	564,674	$7.80
Granted	—	—
Forfeited	(9,128)	7.77
Vested	—	—

Nonvested balance at December 31, 2007	555,546	$7.80
Granted	—	—
Forfeited	(9,128)	7.77
Vested	—	—

Nonvested balance at March 31, 2008	546,418	$7.80

        As of March 31, 2008, there was $2.6 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.6 years. For purposes of this table above, no units were vested as of March 31, 2008 such that value was realized, as NMH Investment could repurchase at cost the units of any employee who terminated his or her employment voluntarily up to that date. However, in most cases, if an employee is terminated without cause or resigns for good reason, he or she is entitled to receive fair market value for a portion of his or her units.

6. Income Taxes

        The effective tax rate was (38.9)% and 78.2% for the three months ended March 31, 2008 and 2007, respectively, and (46.9)% and 71.7% for the six months ended March 31, 2008 and 2007, respectively. The difference in the effective tax rates was primarily due to the decrease in income before taxes.

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

        As of October 1, 2007, the Company has recorded an increase in its reserve for uncertain tax positions of approximately $1.3 million and the cumulative effect on retained earnings was $0.4 million. As of October 1, 2007, the Company had approximately $5.1 million of unrecognized tax benefits. The amount that would impact the effective tax rate, if recognized, was $0.3 million. Interest and penalties

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2008

(Unaudited)

6. Income Taxes (Continued)

were $0.6 million at the adoption date and interest and penalties were $0.1 million for the six months ended March 31, 2008. There has been no change in unrecognized tax benefits in the six months ended March 31, 2008 and the Company does not expect a reduction in the amounts of unrecognized tax benefits within the next 12 months.

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

7. Segment Information

        The Company provides home and community-based human services to individuals with intellectual/developmental disabilities, at-risk children and youth with emotional, behavioral or medically complex needs and their families and persons with acquired brain injury. The Company operates its business in two operating groups: the Cambridge Operating Group and the Redwood Operating Group. For the reasons discussed below, the Company's operating groups are aggregated to represent one reportable segment, human services, under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company's one reportable segment.

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

        The Company's three service lines do not represent operating segments under SFAS 131 as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Discrete financial information

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2008

(Unaudited)

7. Segment Information (Continued)

is not available by service line at the level necessary for management to assess performance or make resource allocation decisions.

8. Accruals for Self-Insurance and Other Commitments and Contingencies

        The Company maintains professional and general liability, workers' compensation, automobile liability and health insurance policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Professional and general liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate. In connection with the Merger, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre- Merger periods. For workers' compensation, the Company has a $350,000 per claim retention with statutory limits. Automobile liability has a $100,000 per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $250,000 on a per member basis.

        Beginning November 1, 2005, the Company's self-insured portion of professional and general liability claims was transferred into the Company's wholly-owned subsidiary captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying financial statements.

        The Company issued approximately $23.4 million in standby letters of credit as of March 31, 2008 related to the Company's workers' compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility. The availability under our senior secured revolving credit facility was reduced by $3.4 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

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

  Overview

        Founded in 1980, we are a leading provider of home and community-based human services to individuals with intellectual/developmental disabilities ("IDD"), at-risk children and youth with emotional, behavioral or medically complex needs and their families ("ARY"), and persons with acquired brain injury ("ABI"). As of March 31, 2008, we provided our services to more than 23,000 clients in 37 states through approximately 16,500 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, ICFs-MR or host home settings, designed to improve our clients' quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private sector payors, mostly in our ABI services.

        The largest part of our business is the delivery of services to individuals with intellectual/developmental disability. Our IDD programs include residential support, day habilitation, vocational services, case management, home health care and personal care. We also provide a variety of services to children with severe emotional, developmental, medical and behavioral challenges, as well as youth involved in the juvenile justice system, all of whom we refer to as at-risk youth, and to their families. Our ARY services include therapeutic foster care, independent living, family reunification, family preservation, alternative schools and adoption services. We also provide a range of post-acute treatment and care services to individuals with acquired brain injury. Our ABI services range from post-acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient or day treatment and pre-vocational services.

        We operate our business as one human services reporting segment and we operate our business in two operating groups: the Cambridge Operating Group and the Redwood Operating Group. Our service lines do not represent operating segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Also, discrete financial information is not available by service line at the level necessary for management to assess the performance or make resource allocation decisions. For additional information, see note 7 to the financial statements included elsewhere in this report.

        As detailed in note 1 to the financial statements included elsewhere in this report, on June 29, 2006, we were merged with a wholly owned subsidiary of NMH Investment. The Merger was accounted for under the purchase method of accounting in accordance with Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. We have accounted for the Merger in accordance with Staff Accounting Bulletin No. 54, Push Down Accounting (SAB 54), whereby NMH Holdings, LLC has "pushed down" the purchase price in revaluing our assets and liabilities.

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

        Demographic trends have a particular impact on our IDD business. Increases in the life expectancy of IDD individuals, we believe, have resulted in steady increases in the demand for IDD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the IDD population in need of services and, therefore, the amount of residential and non-residential IDD programs offered by governments in our markets. Similarly, our ARY service line has been driven by favorable demographics. In addition, our ABI service line has been positively affected by increased life expectancy resulting from faster emergency response and improved medical techniques that have resulted in more people surviving an ABI.

        Political trends can also affect our operations. In particular, budgetary changes can influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY service line has been positively affected by the trend toward privatization of services. Furthermore, we believe that successful lobbying by these groups has preserved IDD and ARY services, and therefore our revenue base, from significant cutbacks as compared with certain other human services. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of ABI.

  Expansion

        We have grown our business through expansion of existing markets and programs as well as through acquisitions.

  Organic Growth

        We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended March 31, 2008, losses on new program starts for programs started within the last 18 months that generated operating losses were $5.1 million.

  Acquisitions

        As of March 31, 2008, we have completed 45 acquisitions since 1997, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as "tuck-in" acquisitions. We have pursued larger strategic acquisitions in markets with significant opportunities.

        We also "cross-sell" new services in existing markets. Depending on the nature of the program and the state or county government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.

  Net revenues

        Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the six months ended March 31, 2008, we derived approximately 95% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

        Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.

  Expenses

        Expenses directly related to providing services are classified as cost of revenues. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to our Mentors, residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food and medicine and transportation costs for clients requiring services. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy and insurance costs, as well as professional expenses such as consulting, legal and accounting services. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.

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

        Occupancy costs represent a significant portion of our operating costs. As of March 31, 2008, we owned 410 facilities and one office, and we leased 831 facilities and 264 offices. Many of our leased facilities, which are comprised primarily of group homes, are operated under leases with terms of less than two years. We incur no facility costs for services provided in the home of a Mentor.

        Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.4% and 0.3% of our net revenues for the three months ended March 31, 2008 and 2007, respectively, and 0.4% and 0.3% for the six months ended March 31, 2008 and 2007 respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $0.9 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively, and $1.7 million and $1.5 million for the six months ended March 31, 2008 and 2007, respectively. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. Effective October 1, 2007, we also insure through our captive subsidiary employment practices liability claims of up to $240,000 per claim and up to $1.0 million in the aggregate.

        Our cost of net revenues as a percentage of revenues for our different services may vary, with our ABI services, generally, having the highest margin (or lowest costs as a percentage of revenues). We believe that although we have received only limited increases in rates in the aggregate during these periods and certain of our expenses have increased, we have been able to maintain these percentages by, among other things, modifying our overhead cost and controlling our labor, benefits and general and professional liability expenses. Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses. If we choose to invest in our infrastructure initiatives and business process improvements, as we are doing in fiscal 2008, our margin will be negatively impacted.

Highlights from the Quarter

  •
  Revenues for the three and six months ended March 31, 2008 were $240.2 million and $477.6, respectively, net loss was $1.3 million and $1.7 million, respectively, and income from operations was $11.4 million and $23.6 million, respectively.

  •
  Total debt, including obligations under capital leases, decreased by approximately $1.1 million from $516.3 million as of September 30, 2007 to $515.2 million as of March 31, 2008.

Results of Operations

        The following table sets forth the percentages of net revenues that certain items of operating data constitute for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Statement of operations data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.9	75.1	75.9	75.3
General and administrative	14.1	13.2	13.9	13.2
Depreciation and amortization	5.3	5.4	5.3	5.5
Interest expense	5.0	5.6	5.1	5.7

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net revenues

        Net revenues for the three months ended March 31, 2008 increased by $13.0 or 5.7% from the three months ended March 31, 2007 to $240.2 million. Approximately $0.8 million of the $13.0 million increase relates to acquisitions that closed during the last three quarters of fiscal 2007. Excluding the revenue growth from acquisitions noted above, revenues increased $12.2 million or 5.4% from the three months ended March 31, 2007. Approximately $9.3 million of this increase was due to growth in our existing programs. The remaining increase of $2.9 million was due to revenues derived from new programs that began operations during the last three quarters of fiscal 2007 and the first two quarters of fiscal 2008.

Cost of revenues

        Cost of revenues for the three months ended March 31, 2008 increased by $11.5 million, or 6.7%, to $182.2 million. As a percentage of net revenues, cost of revenues increased from 75.1% for the three months ended March 31, 2007 to 75.9% for the three months ended March 31, 2008. The increase in cost of revenues as a percentage of net revenues is due mostly to an increase in direct labor costs as a percentage of net revenues. Direct labor costs increased 0.9% as a percentage of net revenues, from 64.1% for the three months ended March 31, 2007 to 65.0% for the three months ended March 31, 2008. Our cost of revenues as a percentage of net revenues increased as a result of the ongoing effects of a change in reimbursement policy affecting our business in North Carolina beginning in the third quarter of fiscal 2007.

General and administrative expenses

        General and administrative expenses for the three months ended March 31, 2008 increased by $3.7 million, or 12.2%, to $33.8 million. As a percentage of net revenues, general and administrative expenses increased from 13.2% for the three months ended March 31, 2007 to 14.1% for the three months ended March 31, 2008. The increase in general and administrative expenses as a percentage of net revenues is primarily due to an increase in labor costs as a percentage of net revenues. Indirect labor costs increased 0.7% as a percentage of net revenues from 7.3% for the three months ended March 31, 2007 to 8.0% for the three months ended March 31, 2008.

Provision for income taxes

        The provision for income taxes of $0.4 million for the three months ended March 31, 2008 resulted in an effective tax rate of (38.9)% compared to an effective tax rate of 78.2% for the three months ended March 31, 2007. The decrease in effective tax rate was primarily due to the decrease in income before taxes.

Six months ended March 31, 2008 compared to six months ended March 31, 2007

Net revenues

        Net revenues for the six months ended March 31, 2008 increased by $30.1 million, or 6.7%, from the six months ended March 31, 2007 to $477.6 million. Approximately $4.0 million of the $30.1 million increase relates to acquisitions that closed during fiscal 2007. Excluding the revenue growth from acquisitions noted above, revenues increased $26.1 million or 5.8% from the six months ended March 31, 2007. Approximately $20.7 million of this increase was due to growth in our existing programs. The remaining increase of $5.4 million was due to revenues derived from new programs that began operations during fiscal 2007 and the first two quarters of fiscal 2008.

Cost of revenues

        Cost of revenues for the six months ended March 31, 2008 increased by $25.5 million, or 7.6%, to $362.3 million. As a percentage of net revenues, cost of revenues increased from 75.3% for the six months ended March 31, 2007 to 75.9% for the six months ended March 31, 2008. The increase in cost of revenues as a percentage of net revenues is due mostly to an increase in direct labor costs as a percentage of net revenues. Direct labor costs increased 0.9% as a percentage of net revenues, from 64.0% for the six months ended March 31, 2007 to 64.9% for the six months ended March 31, 2008. Our cost of revenues as a percentage of net revenues increased as a result of the ongoing effects of a change in reimbursement policy affecting our business in North Carolina beginning in the third quarter of fiscal 2007. In addition, our increased investments in new program starts during the period significantly increased our cost of revenues.

General and administrative expenses

        General and administrative expenses for the six months ended March 31, 2008 increased by $7.2 million, or 12.3%, to $66.2 million. As a percentage of net revenues, general and administrative expenses increased from 13.2% for the six months ended March 31, 2007 to 13.9% for the six months ended March 31, 2008. The increase in general and administrative expenses as a percentage of net revenues is primarily due to an increase in labor costs as a percentage of net revenues. Indirect labor costs increased 0.6% as a percentage of net revenues from 7.1% for the six months ended March 31, 2007 to 7.7% for the six months ended March 31, 2008. General and administrative expense for the six months ended March 31, 2008 also included an additional $0.3 million of stock based compensation expense recorded in accordance with SFAS 123(R).

Provision for income taxes

        The provision for income taxes of $0.5 million for the six months ended March 31, 2008 resulted in an effective tax rate of (46.9)% compared to an effective tax rate of 71.7% for the six months ended March 31, 2007. The decrease in effective tax rate was primarily due to the decrease in income before taxes.

Liquidity and Capital Resources

        Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements.

        Cash flows from operations were $24.7 million for the six months ended March 31, 2008. Our days sales outstanding decreased approximately one day from 48.7 days at September 30, 2007 to 47.5 days at March 31, 2008. Cash flows from operations included an increase in other accrued liabilities of $5.1 million primarily due to an increase in income tax liability of $4.6 million and a decrease of approximately $6.2 million in deferred taxes.

        Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $14.3 million for the six months ended March 31, 2008. Cash paid for acquisitions for the six months ended March 31, 2008 was $5.9 million, primarily reflecting the earnout payment of $5.5 million associated with the CareMeridian acquisition. Cash paid for property and equipment for the six months ended March 31, 2008 was $9.1 million, or 1.9% of net revenues, compared to $6.0 million, or 1.3% of net revenues, for the six months ended March 31, 2007. Approximately $1.2 million of cash paid for property and equipment for the six months ended March 31, 2008 was related to the implementation of a new billing system.

        Net cash used in financing activities for the six months ended March 31, 2008 was $2.1 million primarily consisting of the repayment of approximately $1.9 million of long-term debt.

        On July 5, 2007, NMH Holdings issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014. The NMH Holdings notes are unsecured and are not guaranteed by the Company or any of its subsidiaries or affiliates. Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined above) accrues at the cash interest rate plus 0.75% and, in either case, will be payable quarterly. NMH Holdings has paid all of the interest payments to date on the NMH Holdings notes entirely in PIK Interest. For any interest payment through June 15, 2012, NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely in PIK Interest or (c) 50% in cash and 50% in PIK Interest. After June 15, 2012, NMH Holdings will be required to pay all interest on the NMH Holdings notes in cash. NMH Holdings currently expects to elect to pay entirely PIK Interest through June 15, 2012.

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

Contractual Commitments Summary

        The following table summarizes our contractual obligations and commitments as of March 31, 2008:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$513,994	$3,747	$11,160	$6,700	$492,387
Operating lease obligations(2)	113,181	32,076	43,869	25,405	11,831
Capital lease obligations	1,249	287	158	66	738
Standby letters of credit	23,406	23,406	—	—	—

Total obligations and commitments(3)	$651,830	$59,516	$55,187	$32,171	$504,956

(1)
Does not include interest on long-term debt or the $188.5 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings.

(2)
Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)
The table does not include earnout payments associated with the CareMeridian acquisition. We made an earnout payment of approximately $5.5 million in the first quarter of fiscal 2008 and anticipate making additional payments of approximately $13.2 million in fiscal 2008.

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

  Legal Contingencies

        From time to time, we are involved in litigation and regulatory proceedings in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period. See the "Risk Factors" section of this report.

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

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of the forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, we entered into interest rate swap agreements whereby we fixed the interest rate on approximately $221.2 million of our $335.0 million term B loan, effective as of August 31, 2006 and fixed the interest rate on approximately $113.3 million of our remaining $335.0 million term B loan, effective as of August 31, 2007. In total, as of March 31, 2008, we fixed the interest rate on approximately $324.8 million of our $329.1 term B loan.

        The table below provides information about our interest rate swap agreements and remaining variable rate debt related to the term B loan.

(in thousands)	Agreement		31-Mar-08		31-Mar-09		30-Mar-10		30-Jun-10		30-Sep-10
Interest Swap effective date	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate
August 31, 2006(1)	$221,200	5.32%	$184,590	5.32%	$134,991	5.32%	$85,703	5.32%	$—	—	$—	—
August 31, 2007(1)	113,297	4.89%	140,211	4.89%	177,118	4.89%	206,547	4.89%	288,866	4.89%	—	—
Variable rate debt	—	—	4,336	—	13,678	—	30,188	—	32,734	—	320,763	—

Total term B loan	—	—	$329,137	—	$325,787	—	$322,438	—	$321,600	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans

        As a result of the interest rate swap agreements, the variable rate debt outstanding was reduced from $334.0 million outstanding to $9.2 million outstanding at March 31, 2008. The variable rate debt outstanding was reduced from $335.9 million outstanding to $9.2 million outstanding at September 30, 2007. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the revolver, which has an interest rate based on LIBOR plus 2.25% or Prime plus 1.25%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. As of March 31, 2008, we had no borrowings under the senior secured revolving credit facility. An increase in the interest rate by 100 basis points on the debt balance outstanding as of March 31, 2008, would increase annual interest expense by approximately $0.1 million.

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

        As a non-accelerated filer under SEC rules, we will be required to issue our first report on internal control over financial reporting as of September 30, 2008, the end of our current fiscal year. While we are not yet required to issue a report on the effectiveness of our internal control over financial reporting, we have, in the course of preparing for our first report, through early testing, identified certain material weaknesses in our internal control over financial reporting. We have reported these material weaknesses to our Audit Committee and our independent auditors. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. To our knowledge, these material weaknesses have not resulted in any material misstatement of our financial statements.

        Our material weaknesses relate to our revenue recognition, our payroll transactions and our fixed asset balances, as detailed below. We are only beginning to address these material weaknesses, and our new policies and procedures, when implemented, may not address them adequately. Moreover, as we continue to prepare for our first report, we may identify additional material weaknesses.

        We perform additional internal controls that, if designed and operating effectively, would mitigate some of the material weaknesses identified. These controls include extensive account reconciliations and financial statement analyses. However, these mitigating controls are currently either not designed or operating adequately in certain locations to fully mitigate the material weaknesses identified. Management is working towards strengthening the design and operating effectiveness of these mitigating controls.

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

        Our employees are generally not unionized. However, as of March 31, 2008, fifteen of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. In addition, future unionization activities may result in an increase of our labor and other costs. If any of the employees covered by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.

        We have a significant amount of indebtedness. As of March 31, 2008, we had total indebtedness of approximately $515.2 million and $121.6 million of availability under our senior secured revolving credit facility. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior secured revolving credit facility was reduced from $125.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

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

        NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations. After giving effect to the offering of the senior floating rate toggle notes due 2014 and excluding the debt of its subsidiaries, NMH Holdings would have had $190.9 million aggregate principal amount of indebtedness, outstanding as of March 31, 2008, consisting entirely of the NMH Holdings notes. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $15.9 million. NMH Holdings currently expects to elect to pay entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") through June 15, 2012.

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

        In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the six months ended March 31, 2008, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $19.0 million. These obligations could further increase the risks described above.

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

        As of March 31, 2008, we had approximately $9.2 million of floating rate debt outstanding after giving effect to interest rate swaps. As of March 31, 2008, NMH Holdings had $188.5 million of floating rate debt outstanding, net of discount, after giving effect to the offering of the NMH Holdings notes and excluding the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt by approximately $0.1 million, and a 1% increase in the interest rate on the NMH Holdings notes would have increased NMH Holdings' interest expense on those notes by approximately $1.9 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.

The nature of services that we provide could subject us to significant worker's compensation related liability, some of which may not be fully reserved for.

        We use a combination of insurance and self-insurance plans to provide for potential liability for worker's compensation claims. Because of our high ratio of employees per client, and because of the inherent physical risk associated with the interaction of employees with IDD, ARY and ABI clients, the potential for incidents giving rise to workers' compensation liability is relatively high.

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

        The Sarbanes-Oxley Act of 2002, to the extent we are subject to it, has required and will continue to require changes in some of our corporate governance and compliance practices. We are in the process of evaluating, testing and implementing internal control over financial reporting to enable management to report on such internal control over financial reporting as of September 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act. The decentralized nature of our operations, and the manual nature of many of our controls, make compliance with the requirements of Section 404 more challenging. Through early testing, we have already identified certain material weaknesses in our internal control over financial reporting, as discussed in Item 4T of Part I of this report. We are only beginning to address these material weaknesses, and our new policies and procedures, when implemented, may not address them adequately. Moreover, as we continue to prepare for our first report on internal control over financial reporting, we may identify additional material weaknesses. If we are forced to conclude that our internal controls are not effective, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal controls and hiring additional personnel, which could negatively affect our financial condition and operating results.

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

        Approximately 3% of our net revenues for the six months ended March 31, 2008, were derived from contracts with affiliates of Alliance Health and Human Services, Inc., or "Alliance," an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

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

        For the six months ended March 31, 2008, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota's budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. In the past, our operations in Minnesota were subject to rate reductions, although recently we have received rate increases. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

        No equity securities of the Company or of NMH Investment, LLC were sold during the three months ended March 31, 2008.

Repurchases of Equity Securities

        No equity securities of the Company were repurchased during the three months ended March 31, 2008.

        The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the quarterly period ended March 31, 2008:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (Janurary 1, 2008 through January 31, 2008)	—		—	—	—
Month #2 (February 1, 2008 through February 29, 2008)	—		—	—	—
Month #3 (March 1, 2008 through March 31, 2008)	2,500.00 A Units 2,887.50 B Units 3,030.00 C Units 3,210.00 D Units	$ $ $ $	10.00 0.05 0.03 0.01	— — — —	N/A N/A N/A N/A

        We did not repurchase any of our common stock as part of an equity repurchase program during the second quarter of fiscal 2008. NMH Investment purchased all of the units listed in the table from certain of our employees upon their departures.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        As previously reported in a Form 8-K filed on March 13, 2008, on March 8, 2008, the Company's Board of Directors elected Kevin Mundt as a director and as Chairman of the Audit Committee and Capital Allocation Committee of the Company's Board of Directors, to fill the vacancy created by Brian Ratzan's resignation. Mr. Ratzan's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or procedures. There are no arrangements or understandings between Mr. Mundt and any other persons pursuant to which he was selected as a director, and Mr. Mundt is not a party to and does not participate in any plan, contract or arrangement entered into in connection with his appointment as a director.

        Also as previously reported in a Form 8-K filed on April 10, 2008, on April 8, 2008, Jeffry A. Timmons, a member of the Company's Board of Directors, passed away unexpectedly. Dr. Timmons had served as a director since December 2006 and also served on the Company's Audit Committee and Compensation Committee. No replacement has been appointed to fill the vacancy left by Dr. Timmons at this time.

Item 6.    Exhibits

        The Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
May 15, 2008	By:	/s/ EDWARD M. MURPHY Edward M. Murphy
	Its:	President and Chief Executive Officer
May 15, 2008	By:	/s/ DENIS M. HOLLER Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the "March 2007 10-Q")
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q
31.1	Certification of principal executive officer.	Filed herewith
31.2	Certification of principal financial officer.	Filed herewith
32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith