Form 10-Q
period 2008-06-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2008-08-14
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 14, 2008, there were 100 shares outstanding of the registrant's common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2008	September 30, 2007
Assets
Current assets
Cash and cash equivalents	$52,007	$29,373
Restricted cash	5,723	4,311
Accounts receivable, net	115,289	116,476
Deferred tax assets, net	11,489	8,339
Prepaid expenses and other current assets	13,397	18,103

Total current assets	197,905	176,602
Property and equipment, net	139,046	137,972
Intangible assets, net	464,736	489,769
Goodwill	197,572	188,255
Other assets	18,490	20,030

Total assets	$1,017,749	$1,012,628

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$23,821	$22,534
Accrued payroll and related costs	52,217	55,436
Other accrued liabilities	57,200	37,340
Obligations under capital lease, current	173	248
Current portion of long-term debt	3,735	3,747

Total current liabilities	137,146	119,305
Other long-term liabilities	10,412	7,958
Deferred tax liabilities, net	119,973	127,034
Obligations under capital lease, less current portion	1,441	179
Long-term debt, less current portion	509,112	512,121

Total liabilities	778,084	766,597
Shareholders' equity
Common stock	—	—
Additional paid-in-capital	255,702	254,618
Other comprehensive loss, net of tax	(5,881)	(2,431)
Accumulated deficit	(10,156)	(6,156)

Total shareholders' equity	239,665	246,031

Total liabilities and shareholders' equity	$1,017,749	$1,012,628

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Net revenues	$242,897	$229,086	$720,503	$676,623
Cost of revenues	183,552	173,176	545,859	509,985

Gross profit	59,345	55,910	174,644	166,638
Operating expenses:
General and administrative	34,196	31,317	100,394	90,278
Depreciation and amortization	13,186	12,953	38,710	37,493

Total operating expenses	47,382	44,270	139,104	127,771

Income from operations	11,963	11,640	35,540	38,867
Other income (expense):
Management fee of related party	(284)	(234)	(1,075)	(672)
Other expense, net	(62)	(79)	(246)	(399)
Interest income	131	241	582	776
Interest expense	(12,099)	(12,330)	(36,281)	(37,803)

(Loss) income from continuing operations before income taxes	(351)	(762)	(1,480)	769
Provision (benefit) for income taxes	797	(717)	1,326	381

(Loss) income from continuing operations	(1,148)	(45)	(2,806)	388

Loss from discontinued operations, net of tax	(846)	—	(846)	—

Net (loss) income	$(1,994)	$(45)	$(3,652)	$388

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30
	2008	2007
Operating activities
Net (loss) income	$(3,652)	$388
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Accounts receivable allowances	6,939	5,289
Depreciation and amortization of property and equipment	14,548	14,048
Amortization of other intangible assets	24,162	23,445
Amortization of deferred financing costs	2,458	2,378
Stock based compensation	1,267	558
Loss on disposal of property and equipment	479	737
Gain on disposal of business units	(65)	—
Loss from discontinued operations	1,349	—
Changes in operating assets and liabilities:
Accounts receivable	(6,607)	(14,305)
Other assets	4,034	10,760
Accounts payable	1,259	(4,469)
Accrued payroll and related costs	(2,869)	(1,565)
Other accrued liabilities	10,525	4,594
Deferred taxes	(7,869)	(1,471)
Restricted cash	(1,412)	(1,546)
Other long-term liabilities	1,719	471

Net cash provided by operating activities	46,265	39,312
Investing activities
Cash paid for acquisitions, net of cash received	(5,876)	(24,819)
Purchases of property and equipment	(15,903)	(9,787)
Cash proceeds from sale of business units	125	—
Cash proceeds from discontinued operations	500	—
Cash proceeds from sale of property and equipment	1,179	1,173

Net cash used in investing activities	(19,975)	(33,433)
Financing activities
Repayments of long-term debt	(3,023)	(3,561)
Repayments of capital lease obligations	(212)	(306)
Distribution to parent	(182)	—
Parent capital contribution	—	141
Payments of deferred financing costs	(239)	(1,834)

Net cash used in financing activities	(3,656)	(5,560)
Net increase in cash and cash equivalents	22,634	319
Cash and cash equivalents at beginning of period	29,373	26,511

Cash and cash equivalents at end of period	$52,007	$26,830

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2008

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

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007, which is on file with the SEC. Operating results for the three and nine months ended June 30, 2008 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

  Acquisition and Related Transactions

        On June 29, 2006, pursuant to the terms of a merger agreement (the "Merger Agreement"), dated as of March 22, 2006, among the Company, NMH Holdings, LLC ("Parent") and NMH MergerSub, Inc. ("MergerSub"), MergerSub merged with and into the Company, with the Company being the surviving corporation (the "Merger"). As a result of and immediately following the Merger, Vestar Capital Partners V, L.P. ("Vestar"), an affiliate of Vestar and certain management investors, through Parent and NMH Investment, LLC ("NMH Investment"), the parent company of Parent, owned the Company. The equity structure of NMH Investment has not been pushed down into the

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

(Unaudited)

1. Basis of Presentation (Continued)

financial statements of the Company. The Merger and related financing transactions are referred to together as the "Transactions."

        The Merger was accounted for under the purchase method of accounting in accordance with Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Under purchase accounting, assets acquired and liabilities assumed are recorded at their respective fair values. The Company has accounted for the Merger in accordance with Staff Accounting Bulletin No. 54, Push Down Accounting (SAB 54), where the Parent has "pushed down" the purchase price in revaluing the assets and liabilities of the Company.

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

        The aggregate purchase price paid in connection with the closing of the Merger has been allocated as follows:

(in thousands)
Cash	$14,147
Accounts receivable	100,222
Other assets, current and long-term	26,812
Property and equipment	137,326
Identifiable intangible assets	512,665
Goodwill	189,972
Accounts payable and accrued expenses	(100,422)
Debt	(6,311)
Deferred tax liabilities, net	(128,209)
Long-term liabilities	(2,827)

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

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

(Unaudited)

1. Basis of Presentation (Continued)

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

        In the third quarter of fiscal 2008, the Company sold Integrity Home Health Care, Inc. ("Integrity") and recognized a loss from discontinued operations of $1.3 million, or approximately $0.8 million after taxes. Integrity's results of operations and net assets are immaterial and, as a result, the results of operations and financial position are not reported separately as discontinued operations for the periods presented. All assets and liabilities related to Integrity have been disposed of as of June 30, 2008.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its consolidated financial position, results of operations and cash flows.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

(Unaudited)

2. Recent Accounting Pronouncements (Continued)

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), replacing SFAS 141, Business Combinations (SFAS 141). SFAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. SFAS 141R establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. With the adoption of SFAS 141R, the Company's accounting for business combinations will change on a prospective basis beginning in the first quarter of fiscal 2010.

        In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, which expands the disclosure requirements in SFAS 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its consolidated financial position, results of operations and cash flows.

3. Comprehensive Income

        SFAS No. 130, Reporting Comprehensive Income (SFAS 130), requires classifying items of other comprehensive income (loss) by their nature in a financial statement and displaying the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company's other comprehensive income (loss) includes the unrealized losses on derivatives designated as cash flow hedges.

	Three Months Ended June 30		Nine Months Ended June 30
(in thousands)	2008	2007	2008	2007
Net (loss) income	$(1,994)	$(45)	$(3,652)	$388
Changes in unrealized losses on derivatives	9,097	1,735	(5,791)	1,679
Income tax effect	(3,678)	(701)	2,341	(678)

Comprehensive income (loss)	$3,425	$989	$(7,102)	$1,389

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

(Unaudited)

4. Long-term Debt

        The Company's long-term debt consists of the following:

(in thousands)	June 30, 2008	September 30, 2007
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013
—fixed interest rate of 7.32%	$138,430	$194,250
—fixed interest rate of 6.89%	184,174	132,466
—variable interest rate of 4.81% and 7.20% at June 30, 2008 and September 30, 2007, respectively	5,696	4,096
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (6.50% and 9.25% at June 30, 2008 and September 30, 2007, respectively)	4,547	5,056

	512,847	515,868
Less current portion	3,735	3,747

Long-term debt	$509,112	$512,121

        The Company's senior credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the "term B loan"), a $125.0 million senior secured revolving credit facility (the "senior revolver") and a $20.0 million senior secured synthetic letter of credit facility. Any amounts outstanding under the senior revolver are due June 29, 2012. As of June 30, 2008, the Company had not borrowed under the senior revolver. The $335.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end, beginning with the year ended September 30, 2007, equal to an amount ranging from 0-50% of a calculated amount, depending on the Company's leverage ratio, if the Company generates certain levels of cash flow.

        The variable interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company's option. The interest rate on the term B loan outstanding at June 30, 2008 was equal to LIBOR plus 2.00%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 2.25% or Prime plus 1.25%, at the Company's option, and subject to reduction depending on the Company's leverage ratio. Cash paid for interest amounted to approximately $6.1 million and $5.4 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $28.8 million and $29.7 million for the nine months ended June 30, 2008 and 2007, respectively.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

(Unaudited)

4. Long-term Debt (Continued)

        In connection with the Transactions, the Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the "senior subordinated notes").

        The Company is exposed to changes in interest rates as a result of its outstanding variable rate debt. To reduce the interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006 and fixed the interest rate on approximately $113.3 million of its remaining $335.0 million term B loan, effective as of August 31, 2007. In total, as of June 30, 2008, the Company fixed the interest rate on approximately $322.6 million of its $328.3 million term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

	Agreement		30-June-08		30-June-09		30-June-10		30-Sep-10
	Swap Value		Swap Value		Swap Value		Swap Value		Swap Value
(in thousands)		Rate		Rate		Rate		Rate		Rate
Interest Swap effective date
August 31, 2006(1)	$221,200	5.32%	$138,430	5.32%	$89,490	5.32%	$—	—	$—	—
August 31, 2007(1)	113,297	4.89%	184,174	4.89%	220,442	4.89%	288,866	4.89%	—	—
Variable rate debt			5,696	—	15,018	—	32,734	—	320,763	—

Total term B loan			$328,300	—	$324,950	—	$321,600	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans.

        The swap is a derivative and is accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at June 30, 2008, was approximately $9.9 million, or approximately $5.9 million after taxes. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions.

        Since the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship does not qualify for use of the shortcut method under SFAS 133. Therefore, the effectiveness of the hedge relationships is assessed on a quarterly basis during the term of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness. The entire change in fair market value is recorded in the shareholders' equity, net of tax, as other comprehensive loss.

        The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on the Company's ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain financial ratios. At June 30, 2008, management of the Company believes that the Company is in compliance with all covenants.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

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

        The balance sheets as of June 30, 2008 and September 30, 2007 include deferred financing costs of approximately $22.4 million and $22.2 million, respectively, related to the 2006 refinancing: $3.2 million in current assets (under Prepaid expenses and other current assets) and $19.2 million at June 30, 2008 and $19.0 million at September 30, 2007 in other long-term assets (under Other assets). The Company incurred amortization expense of $0.9 million and $0.8 million for the three months ended June 30, 2008 and 2007, respectively, and $2.5 million and $2.4 million for the nine months ended June 30, 2008 and 2007, respectively. Amortization of these deferred financing costs is included in interest expense in the accompanying condensed consolidated statements of operations.

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

5. Stock-Based Compensation

        In connection with the Transactions, NMH Investment adopted a new equity-based plan and during fiscal 2007, issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. As of June 30, 2008, there were 192,500 Class B Units, 202,000 Class C Units, 214,000 Class D Units and 6,375 Class E Units authorized for issuance under the plan and 22,426 Class B Units, 23,533 Class C Units, 24,931 Class D Units and 6,375 Class E Units available for future issuance under the plan.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

(Unaudited)

5. Stock-Based Compensation (Continued)

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

        From month 13 to month 60, if the holder is terminated without cause, or resigns for good reason, he or she is entitled to receive a higher proportion of the purchase price at fair market value than if he or she resigns voluntarily. This proportion increases ratably each month. For the C and D units, the holder is entitled to receive fair market value if he or she is terminated without cause or resigns for good reason or, after the third anniversary of the relevant measurement date, upon termination for any reason except for cause. Before the third anniversary, all the C and D units are callable at the lower of cost and fair market value if the holder resigns without good reason. In the event of a termination for cause at any time, all of the units would be callable at cost. The Class E Units vest over time given continued service of the director as a member of the Board of Directors of the Company. After the death of our director Jeffry Timmons in April 2008, there are currently no Class E units outstanding.

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

        The estimated fair value of the units, less an assumed forfeiture rate of 7.8%, will be recognized in expense in the Company's financial statements on a straight-line basis over the requisite service periods of the awards. For Class B and E Units, the requisite service period is five years, and for Class C and D Units, the requisite service period is three years. The assumed forfeiture rate is based on an average of the Company's historical forfeiture rate. The historical trend of forfeitures is deemed reasonable to use in determining expected forfeitures. For the Class C and Class D Units, management believes it is probable that the performance targets will be met, and accordingly, recognition of expense has been commenced for these units.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

(Unaudited)

5. Stock-Based Compensation (Continued)

        In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), the Company recorded $0.7 million and $0.3 million of stock-based compensation expense for the three months ended June 30, 2008 and 2007, respectively, and recorded $1.3 million and $0.6 million of stock-based compensation expense for the nine months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense is included in general and administrative expense in the accompanying condensed consolidated statements of operations. The summary of activity under the plan for the nine months ended June 30, 2008 is presented below:

	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at September 30, 2007	564,674	$7.91
Granted	—	—
Forfeited	(9,128)	7.90
Vested	—	—

Nonvested balance at December 31, 2007	555,546	$7.91
Granted	—	—
Forfeited	(9,128)	7.90
Vested	—	—

Nonvested balance at March 31, 2008	546,418	$7.91
Granted	—	—
Forfeited	(8,809)	9.68
Vested	—	—

Nonvested balance at June 30, 2008	537,609	$7.88

        As of June 30, 2008, there was $2.2 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.6 years. For purposes of this table above, no units were vested as of June 30, 2008 such that value was realized, as NMH Investment could repurchase at cost the units of any employee who terminated his or her employment voluntarily up to that date. However, in most cases, if an employee is terminated without cause or resigns for good reason, he or she is entitled to receive fair market value for a portion of his or her units.

6. Income Taxes

        The effective tax rate was (227.1)% and 94.1% for the three months ended June 30, 2008 and 2007, respectively, and (89.6)% and 49.5% for the nine months ended June 30, 2008 and 2007, respectively. The difference in the effective tax rates was primarily due to the decrease in income before taxes.

        In June 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise's financial

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

(Unaudited)

6. Income Taxes (Continued)

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

        As of October 1, 2007, the Company has recorded an increase in its reserve for uncertain tax positions of approximately $1.3 million and the cumulative effect on retained earnings was $0.4 million. As of October 1, 2007, the Company had approximately $5.1 million of unrecognized tax benefits. The amount that would impact the effective tax rate, if recognized, was $0.3 million. Interest and penalties were $0.6 million at the adoption date and interest and penalties were $0.4 million for the nine months ended June 30, 2008. There has been no change in unrecognized tax benefits in the nine months ended June 30, 2008 and the Company does not expect any significant changes to unrecognized tax benefits within the next 12 months.

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

        The aggregate of the Company's two groups meets the definition of one reportable segment in SFAS 131 as each group engages in business activities that earn similar type revenues and incur similar type expenses. In addition, the operating results are regularly reviewed by management, including the Company's chief operating decision-maker, to assess performance and make decisions about resources to be allocated to the respective groups. Discrete financial information is available in the form of detailed statements of operations for each group. The aggregation of the two operating groups is consistent with the objective and basic principles of SFAS 131 in that it provides the users of the financial statements with the same information that management uses to internally evaluate and manage the business. Both of the Company's operating groups provide the same types of services

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

(Unaudited)

7. Segment Information (Continued)

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

        The Company issued approximately $22.5 million in standby letters of credit as of June 30, 2008 related to the Company's workers' compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility. The availability under our senior secured revolving credit facility was reduced by $2.5 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

        The Company is in the human services business and, therefore, has been and reasonably expects it will continue to be subject to claims alleging that the Company, its independently contracted host-home caregivers (called "Mentors"), or its employees failed to provide proper care for a client, as well as claims by the Company's clients, Mentors, employees or community members against the Company for negligence or intentional misconduct. Included in the Company's recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company's programs, employees or agents violate

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2008

(Unaudited)

8. Accruals for Self-Insurance and Other Commitments and Contingencies (Continued)

statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

        The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While the Company believes the provision for contingencies is adequate, the outcome of the legal and other such proceedings is difficult to predict and the Company may settle claims or be subject to judgments for amounts that differ from the Company's estimates.

9. Subsequent Events

        On July 31, 2008, the Company acquired Transitional Services, Inc. ("TSI") for approximately $8.8 million in cash, subject to increase based on earnout provisions. TSI provides residential services to individuals with intellectual/developmental disabilities in central and southern Indiana.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with the historical condensed consolidated financial statements and the related notes included elsewhere in this report. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the "Risk factors" and "Forward-looking statements" sections of this report.

  Overview

        Founded in 1980, we are a leading provider of home and community-based human services to individuals with intellectual/developmental disabilities ("IDD"), at-risk children and youth with emotional, behavioral or medically complex needs and their families ("ARY"), and persons with acquired brain injury ("ABI"). As of June 30, 2008, we provided our services to more than 23,000 clients in 37 states through approximately 16,700 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, ICFs-MR or host home settings, designed to improve our clients' quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private sector payors, mostly in our ABI services.

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

        We operate our business as one human services reporting segment and we operate our business in two operating groups: the Cambridge Operating Group and the Redwood Operating Group. Our service lines do not represent operating segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Also, discrete financial information is not available by service line at the level necessary for management to assess the performance or make resource allocation decisions. For additional information, see note 7 to the consolidated financial statements included elsewhere in this report.

        As detailed in note 1 to the condensed financial statements included elsewhere in this report, on June 29, 2006, we were merged with a wholly owned subsidiary of NMH Investment. The Merger was accounted for under the purchase method of accounting in accordance with Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. We have accounted for the Merger in accordance with Staff Accounting Bulletin No. 54, Push Down Accounting (SAB 54), whereby NMH Holdings, LLC has "pushed down" the purchase price in revaluing our assets and liabilities.

        Also included in note 1 to the financial statements included elsewhere in this report, in the third quarter of fiscal 2008, we sold Integrity Home Health Care, Inc. ("Integrity") and recognized a loss from discontinued operations of $1.3 million, or approximately $0.8 million after taxes. Integrity's results of operations and net assets are immaterial and, as a result, the results of operations and financial position are not reported separately as discontinued operations for the periods presented. All assets and liabilities related to Integrity have been disposed of as of June 30, 2008.

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

  Organic Growth

        We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended June 30, 2008, losses on new program starts for programs started within the last 18 months that generated operating losses were $5.7 million.

  Acquisitions

        As of June 30, 2008, we have completed 45 acquisitions since 1997, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as "tuck-in" acquisitions. We have pursued larger strategic acquisitions in markets with significant opportunities.

        We also "cross-sell" new services in existing markets. Depending on the nature of the program and the state or county government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.

  Net revenues

        Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the nine months ended June 30, 2008, we derived approximately 95% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

        Occupancy costs represent a significant portion of our operating costs. As of June 30, 2008, we owned 408 facilities and one office, and we leased 834 facilities and 270 offices. Many of our leased facilities, which are comprised primarily of group homes, are operated under leases with terms of less than two years. We incur no facility costs for services provided in the home of a Mentor.

        Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.3% and 0.2% of our net revenues for the three months ended June 30, 2008 and 2007, respectively, and 0.3% for both the nine months ended June 30, 2008 and 2007. We have incurred professional and general liability claims and insurance expense for professional and general liability of $0.8 million and $0.5 million for the three months ended June 30, 2008 and 2007, respectively, and $2.5 million and $2.0 million for the nine months ended June 30, 2008 and 2007, respectively. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. Effective October 1, 2007, we also insure through our captive subsidiary employment practices liability claims of up to $240,000 per claim and up to $1.0 million in the aggregate.

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

Highlights from the Quarter

  •
  Revenues for the three and nine months ended June 30, 2008 were $242.9 million and $720.5, respectively, net loss was $2.0 million and $3.7 million, respectively, and income from operations was $12.0 million and $35.5 million, respectively.

  •
  Total debt, including obligations under capital leases, decreased by approximately $1.8 million from $516.3 million as of September 30, 2007 to $514.5 million as of June 30, 2008.

Results of Operations

        The following table sets forth the percentages of net revenues that certain items of operating data constitute for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Statement of operations data:
Net revenues	100%	100%	100%	100%
Cost of revenues	75.6	75.6	75.8	75.4
General and administrative	14.1	13.7	13.9	13.3
Depreciation and amortization	5.4	5.7	5.4	5.5
Interest expense	5.0	5.4	5.0	5.6

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Net revenues

        Net revenues for the three months ended June 30, 2008 increased by $13.8 million or 6.0% from the three months ended June 30, 2007 to $242.9 million. Approximately $10.9 million of this increase was due to growth in our existing programs and approximately $2.8 million of this increase was due to revenues derived from new programs that began operations during the last two quarters of fiscal 2007 and the first three quarters of fiscal 2008.

Cost of revenues

        Cost of revenues for the three months ended June 30, 2008 increased by $10.4 million, or 6.0%, to $183.6 million. As a percentage of net revenues, cost of revenues remained constant at 75.6% for the three months ended June 30, 2008 and 2007. The increase in cost of revenues for the three months ended June 30, 2008 is largely attributable to the growth of the business.

General and administrative expenses

        General and administrative expenses for the three months ended June 30, 2008 increased by $2.9 million, or 9.2%, to $34.2 million. As a percentage of net revenues, general and administrative expenses increased from 13.7% for the three months ended June 30, 2007 to 14.1% for the three months ended June 30, 2008. The increase in general and administrative expenses as a percentage of net revenues is primarily due to an increase in investments in growth initiatives.

Provision for income taxes

        The provision for income taxes of $0.8 million for the three months ended June 30, 2008 resulted in an effective tax rate of (227.1)% compared to an effective tax rate of 94.1% for the three months ended June 30, 2007. The decrease in effective tax rate was primarily due to the decrease in income before taxes.

Loss from discontinued operations, net of tax

        Loss from discontinued operations for the three months ended June 30, 2008 included losses of $0.8 million, net of taxes, from the sale of Integrity Home Health Care, Inc. ("Integrity").

Nine months ended June 30, 2008 compared to nine months ended June 30, 2007

Net revenues

        Net revenues for the nine months ended June 30, 2008 increased by $43.9 million, or 6.5%, from the nine months ended June 30, 2007 to $720.5 million. Approximately $2.9 million of the $43.9 million increase relates to acquisitions that closed during fiscal 2007. Excluding the revenue growth from acquisitions noted above, revenues increased $41.0 million or 6.1% from the nine months ended June 30, 2007. Approximately $32.8 million of this increase was due to growth in our existing programs. The remaining increase of $8.2 million was due to revenues derived from new programs that began operations during fiscal 2007 and the first three quarters of fiscal 2008.

Cost of revenues

        Cost of revenues for the nine months ended June 30, 2008 increased by $35.9 million, or 7.0%, to $545.9 million. As a percentage of net revenues, cost of revenues increased from 75.4% for the nine months ended June 30, 2007 to 75.8% for the nine months ended June 30, 2008. Our cost of revenues as a percentage of net revenues increased as a result of the ongoing effects of a change in reimbursement policy affecting our business in North Carolina beginning in the third quarter of fiscal 2007. In addition, our increased investments in new program starts during the period significantly increased our cost of revenues.

General and administrative expenses

        General and administrative expenses for the nine months ended June 30, 2008 increased by $10.1 million, or 11.2%, to $100.4 million. As a percentage of net revenues, general and administrative expenses increased from 13.3% for the nine months ended June 30, 2007 to 13.9% for the nine months ended June 30, 2008. The increase in general and administrative expenses as a percentage of net revenues is primarily due to an increase in investments in growth initiatives.

Provision for income taxes

        The provision for income taxes of $1.3 million for the nine months ended June 30, 2008 resulted in an effective tax rate of (89.6)% compared to an effective tax rate of 49.5% for the nine months ended June 30, 2007. The decrease in effective tax rate was primarily due to the decrease in income before taxes.

Loss from discontinued operations, net of tax

        Loss from discontinued operations for the nine months ended June 30, 2008 included losses of $0.8 million, net of taxes, from the sale of Integrity.

Liquidity and Capital Resources

        Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements.

        Cash flows from operations were $46.3 million for the nine months ended June 30, 2008. Our days sales outstanding decreased approximately three days from 48.7 days at September 30, 2007 to 45.8 days at June 30, 2008. Cash flows from operations included an increase in other accrued liabilities of $10.5 million primarily due to an increase in income tax liability of $4.8 million and an increase in accrued interest on the senior subordinated notes of $5.1 million. Cash flows from operations also included a decrease of approximately $7.9 million in deferred taxes.

        Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $20.0 million for the nine months ended June 30, 2008. Cash paid for acquisitions for the nine months ended June 30, 2008 was $5.9 million, primarily reflecting the earnout payment of $5.5 million associated with the CareMeridian acquisition. Cash paid for property and equipment for the nine months ended June 30, 2008 was $15.9 million, or 2.2% of net revenues, compared to $9.8 million, or 1.4% of net revenues, for the nine months ended June 30, 2007. Approximately $1.9 million of cash paid for property and equipment for the nine months ended June 30, 2008 was related to the implementation of a new billing system.

        Net cash used in financing activities for the nine months ended June 30, 2008 was $3.7 million primarily consisting of the repayment of approximately $3.0 million of long-term debt.

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

Contractual Commitments Summary

        The following table summarizes our contractual obligations and commitments as of June 30, 2008:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$512,847	$3,735	$10,862	$318,250	$180,000
Operating lease obligations(2)	113,387	32,575	44,393	24,358	12,061
Capital lease obligations	1,614	173	138	71	1,232
Standby letters of credit	22,518	22,518	—	—	—

Total obligations and commitments(3)	$650,366	$59,001	$55,393	$342,679	$193,293

(1)
Does not include interest on long-term debt or the $193.4 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings.

(2)
Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)
The table does not include earnout payments associated with the CareMeridian acquisition. We made an earnout payment of approximately $5.5 million in the first quarter of fiscal 2008 and anticipate making additional payments of approximately $11.6 million in the fourth quarter of fiscal 2008.

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

  Accruals for Self-Insurance

        We maintain professional and general liability, workers' compensation, automobile liability and health insurance with policies that include self-insured retentions. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers compensation, automobile and professional and general liability programs are based on actuarially determined estimates. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. As such, these changes in estimates are recorded as charges or credits to the statement of operations in a period subsequent to the change in estimate.

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

        Pursuant to SFAS 141, assets acquired and liabilities assumed are recorded at their respective fair values.

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

        We, from time to time, enter into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on our debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statement of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income (loss) as a change to shareholders' equity, net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability in our condensed consolidated balance sheet.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, we entered into interest rate swap agreements whereby we fixed the interest rate on approximately $221.2 million of our $335.0 million term B loan, effective as of August 31, 2006 and fixed the interest rate on approximately $113.3 million of our remaining $335.0 million term B loan, effective as of August 31, 2007. In total, as of June 30, 2008, we fixed the interest rate on approximately $322.6 million of our $328.3 term B loan.

        The table below provides information about our interest rate swap agreements and remaining variable rate debt related to the term B loan.

	Agreement		30-June-08		30-June-09		30-June-10		30-Sep-10
	Swap Value		Swap Value		Swap Value		Swap Value		Swap Value
(in thousands)		Rate		Rate		Rate		Rate		Rate
Interest Swap effective date
August 31, 2006(1)	$221,200	5.32%	$138,430	5.32%	$89,490	5.32%	$—	—	$—	—
August 31, 2007(1)	113,297	4.89%	184,174	4.89%	220,442	4.89%	288,866	4.89%	—	—
Variable rate debt			5,696	—	15,018	—	32,734	—	320,763	—

Total term B loan			$328,300	—	$324,950	—	$321,600	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans.

        As a result of the interest rate swap agreements, the variable rate debt outstanding was reduced from $332.8 million outstanding to $10.2 million outstanding at June 30, 2008. The variable rate debt outstanding was reduced from $335.9 million outstanding to $9.2 million outstanding at September 30, 2007. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the revolver, which has an interest rate based on LIBOR plus 2.25% or Prime plus 1.25%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. As of June 30, 2008, we had no borrowings under the senior secured revolving credit facility. An increase in the interest rate by 100 basis points on the debt balance outstanding as of June 30, 2008, would increase annual interest expense by approximately $0.1 million.

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

        As a non-accelerated filer under SEC rules, we will be required to issue our first report on internal control over financial reporting as of September 30, 2008, the end of our current fiscal year. While we are not yet required to issue a report on the effectiveness of our internal control over financial reporting, we have, in the course of preparing for our first report, through early testing, identified certain material weaknesses in our internal control over financial reporting. We have reported these material weaknesses to our Audit Committee and our independent registered public accounting firm. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. To our knowledge, these material weaknesses have not resulted in any material misstatement of our financial statements.

        Our material weaknesses relate to our revenue recognition, our payroll transactions and our fixed asset balances, as detailed below. We are beginning to address these material weaknesses, and our new policies and procedures, when implemented, may not address them adequately. Moreover, as we continue to prepare for our first report, we may identify additional material weaknesses.

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

  •
  We have insufficient controls over revenue recognition. We maintain a high-level revenue recognition policy, in accordance with U.S. generally accepted accounting principles. However, we lack controls to ensure definitive, consistent and documented application of the general revenue recognition criteria to local payor contract requirements, which vary among payors and locations.

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

        We derive substantially all of our revenues from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal dollars ranging from 50% to more than 77% of total costs, a number based largely on a state's per capita income. Our revenues, therefore, are determined by the size of federal, state and local governmental spending for the services we provide. Budgetary pressures, particularly during recessionary periods, as well as other economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced budgetary pressures from time to time and, during these times, some of these states have initiated service reductions, rate freezes and/or rate reductions. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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

        Our employees are generally not unionized. However, as of June 30, 2008, fifteen of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. In addition, future unionization activities may result in an increase of our labor and other costs. If any of the employees covered by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.

        We have a significant amount of indebtedness. As of June 30, 2008, we had total indebtedness of approximately $514.5 million and $122.5 million of availability under our senior secured revolving credit facility. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior secured revolving credit facility was reduced from $125.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

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

        NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations. After giving effect to the offering of the senior floating rate toggle notes due 2014 and excluding the debt of its subsidiaries, NMH Holdings would have had $195.7 million aggregate principal amount of indebtedness, outstanding as of June 30, 2008, consisting entirely of the NMH Holdings notes. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $20.7 million. NMH Holdings currently expects to elect to pay entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") through June 15, 2012.

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

        In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the nine months ended June 30, 2008, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $28.9 million. These obligations could further increase the risks described above.

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

        We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards and bounties to private plaintiffs who successfully bring these suits. Finally, we are also subject to employee-related claims including wrongful discharge or discrimination, a violation of equal employment law, the Fair Labor Standards Act or state wage and hour laws and novel intentional tort claims.

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

        As of June 30, 2008, we had approximately $10.2 million of floating rate debt outstanding after giving effect to interest rate swaps. As of June 30, 2008, NMH Holdings had $193.4 million of floating rate debt outstanding, net of discount, after giving effect to the offering of the NMH Holdings notes and excluding the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt by approximately $0.1 million, and a 1% increase in the interest rate on the NMH Holdings notes would have increased NMH Holdings' interest expense on those notes by approximately $1.9 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.

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

        The Sarbanes-Oxley Act of 2002, to the extent we are subject to it, has required and will continue to require changes in some of our corporate governance and compliance practices. We are in the process of evaluating, testing and implementing internal control over financial reporting to enable management to report on such internal control over financial reporting as of September 30, 2008, as required by Section 404 of the Sarbanes-Oxley Act. The decentralized nature of our operations, and the manual nature of many of our controls, make compliance with the requirements of Section 404 more challenging. Through early testing, we have already identified certain material weaknesses in our internal control over financial reporting, as discussed in Item 4T of Part I of this report. We are beginning to address these material weaknesses, and our new policies and procedures, when implemented, may not address them adequately. Moreover, as we continue to prepare for our first report on internal control over financial reporting, we may identify additional material weaknesses. If we are forced to conclude that our internal controls are not effective, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal controls and hiring additional personnel, which could negatively affect our financial condition and operating results.

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

        Approximately 3% of our net revenues for the nine months ended June 30, 2008, were derived from contracts with affiliates of Alliance Health and Human Services, Inc., or "Alliance," an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

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

        For the nine months ended June 30, 2008, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota's budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. In the past, our operations in Minnesota were subject to rate reductions, although recently we have received rate increases. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

        No equity securities of the Company or of NMH Investment, LLC were sold during the three months ended June 30, 2008.

        Effective August 11, 2008, the Management Committee of NMH Investment, LLC voted to approve the issuance of equity of NMH Investment pursuant to the NMH Investment, LLC Amended and Restated 2006 Plan to our executive officers and certain employees as follows:

Title of Securities	Amount	Consideration
Class B Common Units	17,912.17	$895.61
Class C Common Units	18,796.10	$563.88
Class D Common Units	177,305.08	$1,773.05

        The sales of the units are expected to close during the fourth fiscal quarter of 2008. The sales are exempt from registration under Rule 701 promulgated under the Securities Act of 1933.

Repurchases of Equity Securities

        No equity securities of the Company were repurchased during the three months ended June 30, 2008.

        The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the quarterly period ended June 30, 2008:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1, 2008 through April 30, 2008)	—		—	—	—
Month #2 (May 1, 2008 through May 31, 2008)	6,000.00 A Units 770.00 B Units 808.00 C Units 856.00 D Units	$ $ $ $	10.00 0.05 0.03 0.01	— — — —	N/A N/A N/A N/A
Month #3 (June 1, 2008 through June 30, 2008)	6,812.50 A Units 6,375.00 E Units	$ $	10.00 0.05	— —	N/A N/A

        We did not repurchase any of our common stock as part of an equity repurchase program during the third quarter of fiscal 2008. NMH Investment purchased all of the units listed in the table from certain of our employees upon their departures.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        Effective August 11, 2008, the Management Committee of NMH Investment, LLC voted to approve an amendment to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, which increased the number of Class D Common Units available for issuance from 214,000 to 388,881.

Item 6.    Exhibits

        The Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
August 14, 2008	By:	/s/ EDWARD M. MURPHY Edward M. Murphy
	Its:	President and Chief Executive Officer
August 14, 2008	By:	/s/ DENIS M. HOLLER Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the "March 2007 10-Q")
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q
4.1	Supplemental Indenture, dated as of August 1, 2008, by and among National Mentor Holdings, Inc., Transitional Services Sub, LLC and U.S. Bank National Association, as trustee.	Filed herewith
10.1	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Filed herewith
31.1	Certification of principal executive officer.	Filed herewith
31.2	Certification of principal financial officer.	Filed herewith
32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith