Form 10-K
period 2008-09-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2008-12-22
CIK 1338690

Use these links to rapidly review the document

Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2008

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports which would have been required of the Company during the past 12 months had it been subject to such provisions.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2008, the last business day of the registrant's most recently completed second fiscal quarter, was zero.

         As of December 22, 2008, there were 100 shares of the registrant's common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

i

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

        The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under "Item 1A. Risk Factors" in this report as well as the following:

  •
  current credit and financial market conditions;

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

ii

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

        We refer to the fiscal year ended September 30, 2008 as "fiscal 2008," the fiscal year ended September 30, 2007 as "fiscal 2007," and the fiscal year ended September 30, 2006 as "fiscal 2006."

iii

PART I

Item 1.    Business

Company Overview

        We are a leading provider of home and community-based human services to individuals with intellectual and/or developmental disabilities, at-risk children and youth with emotional, behavioral or medically complex needs and their families, and persons with an acquired brain injury. Since our founding in 1980, we have grown to provide services to more than 23,000 clients in 35 states and the District of Columbia. We design customized service plans to meet the unique needs of our clients in home- and community-based settings. Most of our services involve residential support, typically in small group home or host home settings, designed to improve our clients' quality of life and to promote client independence and participation in community life. Other services that we provide include day programs, vocational services, case management, early intervention, family-based services, post-acute treatment and neurorehabilitation services, among others. Our customized services offer our clients, as well as the payors for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

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

        As of September 30, 2008, we provided our services through approximately 16,200 full-time equivalent employees, as well as approximately 4,500 independently contracted host home caregivers, or Mentors. We derive approximately 94% of our revenues from a diverse group of state and county governmental payors. We generated net revenues of approximately $962.9 million, $910.1 million and $789.2 million in fiscal 2008, 2007 and 2006, respectively.

        We operate our business as one human services reporting segment with two operating groups: the Cambridge Operating Group and the Redwood Operating Group. Our service lines described below do not represent operating segments under Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Also, discrete financial information is not available by service line at the level necessary for management to assess the performance or make resource allocation decisions. For additional information, see note 20 to our consolidated financial statements included elsewhere in this report.

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

         Individuals with Intellectual and/or Developmental Disabilities ("I/DD").    The largest part of our business is the delivery of services to individuals with intellectual and/or developmental disabilities. Our I/DD programs include residential support, day habilitation, vocational services, case management, home healthcare and personal care. We provide services to these clients through small group homes, Intermediate Care Facilities for the Mentally Retarded ("ICFs-MR"), host homes, in-home settings and non-residential settings. As of September 30, 2008, we provided I/DD services to more than 13,000 clients in 28 states. For fiscal 2008, our I/DD services generated net revenues of $622.5 million, representing approximately 65% of our net revenues. We receive substantially all our revenues for I//DD services from state and local governmental payors.

         At-Risk Youth and Their Families ("ARY").    We provide a variety of services to children with severe emotional, developmental, medical and behavioral challenges, to youth involved in the juvenile justice system and to their families. Our ARY programs include therapeutic foster care, independent living, family reunification, family preservation, early intervention, alternative schools and adoption services. Our individualized approach allows us to work with an ever-changing client population that is diverse in terms of age and gender as well as in type and severity of condition. We provide services to these clients through host homes, group homes, educational settings and non-residential settings. As of September 30, 2008, we provided ARY services to approximately 7,000 children, adolescents and their families in 25 states. For fiscal 2008, our ARY services generated net revenues of $220.8 million, representing approximately 23% of our net revenues. We receive substantially all our revenues for ARY services from state and local governmental payors.

         Individuals with an Acquired Brain Injury ("ABI").    We provide a range of post-acute treatment and longer-term care services to clients with ABI, defined as an injury to the brain sustained after birth. Our ABI services range from post-acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient or day treatment and pre-vocational services. Our goal is to provide a continuum of care that allows our clients to achieve the highest level of function possible while enhancing their quality of life. We provide services to these clients primarily through small group homes, in-home settings and non-residential settings. Through our CareMeridian business, we also provide residential services to catastrophically injured pediatric and adult populations who are slow to recover and are in need of longer-term services. These services are delivered in the community in small- to medium-sized facilities with specialized licensure. In certain circumstances we provide services to clients with highly acute conditions in larger facilities as well as facilities affiliated with hospitals. As of September 30, 2008, we provided ABI services in 15 states and served approximately 500 clients nationally. For fiscal 2008, our ABI services generated net revenues of $98.1 million, representing approximately 10% of our net revenues. For fiscal 2008, we received approximately 46% of our ABI revenues from state and local governmental payors and approximately 54% from private payors.

         Other.    We derive revenues from other sources, including through the provision of home health services to individuals with physical disabilities and the elderly. Our services to these clients include skilled nursing, physical therapy, occupational therapy, personal care and homemaking services, among others. For fiscal 2008, these other sources of revenues generated net revenues of $21.5 million, representing approximately 2% of our net revenues. Our revenues for these services come from a mix of governmental and private payors.

Industry Overview

        The human services industry provides services to people with a range of disabilities and special needs, including (i) individuals with intellectual and/or developmental disabilities, (ii) at-risk children and youth with emotional, behavioral or medically complex needs and their families and (iii) individuals with an acquired brain injury. The market for these services remains highly fragmented, with the majority of service providers consisting of not-for-profit organizations, small- or medium-sized proprietary entities and publicly owned entities. Our primary population group, I/DD is funded primarily through Medicaid, a joint federal and state health insurance program under which eligible state expenditures are matched with federal funding. In addition, funds are also provided by other federal, state and local governmental programs and, to a lesser extent, private payors.

Intellectual and/or Developmental Disabilities

        As of 2006, the most recent year for which data are available, approximately 1.6% of the U.S. population, or 4.7 million people, were considered to have I/DD, which is a severe, chronic developmental disability attributable to a mental or physical impairment. These individuals live in supervised residential settings, including institutions, with family caregivers or on their own. Public spending on I/DD services grew from an estimated $30.0 billion in 1998 to an estimated $43.8 billion in 2006, a rate of 4.8% per year. In 2006, approximately 536,000 individuals with I/DD received care within a supervised residential setting, representing only 11% of the I/DD population. Approximately 60% of the I/DD population, or approximately 2.8 million individuals, remained in the care of their family and approximately 29%, or 1.4 million individuals, lived independently.

        Over the past two decades, the delivery of services to the I/DD population in supervised residential settings has grown significantly and, at the same time, there has been a major shift from institutional settings to home and community-based settings, both in part due to the Americans with Disabilities Act ("ADA") and the U.S. Supreme Court Olmstead decision in 1999. The U.S. Supreme Court held in its Olmstead decision that under the ADA, states are required to place persons with mental disabilities in community settings rather than in institutions when such placement is deemed appropriate by medical professionals, the transfer from institutional care to a less restricted setting is not opposed by the affected individual and the placement can be accommodated taking into account the resources available to the state and the needs of other individuals with mental disabilities. We believe that community settings provide a higher quality and, in some cases, lower cost alternative to care provided in state institutions.

        The Home and Community-Based Services ("HCBS") Waiver program, a Medicaid program where the federal government has waived the requirement that services be delivered in institutional settings, is the primary funding vehicle for home and community-based services. The HCBS Waiver program was instituted as an alternative to the intermediate care facilities/mentally retarded program, or ICF-MR program, described below, authorizing federal reimbursement for a wide variety of community supports and services, including life-skills training, respite care, other family support, case management, supported employment and supported living. In this program, the provider responds to the client's identified needs and typically is paid on a fee-for-service basis.

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

        The ICF-MR program is used by states to support I/DD housing programs in both smaller (up to 16 residents) and larger (16 residents or more) institutional settings. Individuals who live in ICFs-MR receive active treatment. In 2006, the ICF-MR program provided approximately $1.9 billion in federal funding to approximately 42,000 individuals living in public and private ICF-MR settings of up to 16 residents.

        We believe that the following factors will continue to benefit the sector, and in particular home- and community-based programs:

  •
  Increasing life expectancy of the I/DD population—The life expectancy of individuals with I/DD increased from 59 years in the 1970s to 66 years in the 1990s and we expect this trend to continue. In addition, approximately 2.8 million individuals with I/DD are cared for by a family member, and 25% of their caregivers are age 60 or older. As the caregivers grow older and are not able to provide continuous care, we expect the demand for I/DD services to expand.

  •
  Active Litigation and Advocacy—Individuals with I/DD are supported by active and well-organized advocacy groups. Using legislation prompted by the Olmstead decision, as well as lawsuits filed on behalf of those on waiting lists for services, policy makers, civil rights lawyers, social workers and advocacy groups are forcing states to provide to individuals with I/DD the option to live and receive services in home and community-based settings. In 2006, 65,000 individuals are on formal state waiting lists to receive services funded through the HCBS Waiver program and there are more than 33 active lawsuits advocating for community integration and the reduction of HCBS waiting lists.

  •
  Continued Closure of State Institutions—Although most of the shift from institutions to home and community-based settings has already occurred, the closure of additional state institutions is expected. There were approximately 200,000 individuals in state institutions in 1968 compared to approximately 38,000 individuals in 2006. State governments are still actively working to close many state institutions that remain open, with three institutions identified for closure by 2011. We currently provide services in each of these three markets.

At-Risk Youth and Their Families

        The ARY service market includes children with severe emotional, developmental, medical and behavioral challenges, as well as youth under the auspices of the juvenile justice system and their families. We believe that the market for ARY services is growing as a result of the expanding 0 to 19 year-old population and the fact that 40% of abused and neglected children do not receive services. ARY services are funded from a variety of sources, including Title IV-E of the Social Security Act, or The Adoption Assistance and Child Welfare Act of 1980, Medicaid and state and local government appropriations.

        Similar to I/DD programs, there has been an increased emphasis on home and community-based alternatives for the ARY population. More states are shifting funds to private providers of these services in an attempt to purchase cost-effective, evidence-based care.

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

Competitive strengths

        We believe that the following competitive strengths have allowed us to achieve and maintain our position as a leading provider of home and community-based services to our target population groups:

         National Platform with Diverse Payor and Program Mix.    We serve clients in 35 states and the District of Columbia, which are home to approximately 87% of the United States population, although we do not operate in all regions within those states. We believe that we deliver a level of quality and responsiveness that smaller local service providers are not always able to offer and which has helped us forge strong relationships with state and local agencies. Our extensive history of serving children and adults with a range of challenges and needs has led to the development of operational expertise in quality assurance, customer satisfaction survey implementation and analysis, outcomes measurement and risk management. Our national platform has also enabled us to implement best practices across our organization and leverage economies of scale in various direct and indirect costs. In addition, our national platform, reputation and knowledge enable us to respond quickly and efficiently to new opportunities. As a result, we have expanded our markets and entered a number of new service areas, including ABI, early childhood autism programs, early intervention programs and non-residential therapeutic schools. Finally, the more than 30 different types of programs that we offer, coupled with our diverse base of state and county payors, stabilize our revenue base and mitigate the impact of changes in public policy, rates or reimbursement policies in any particular state, county or program.

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

         Stable Revenue and Strong Cash Flow.    The extended length of care inherent in our I/DD service line, which is the largest part of our business, provides us with a stable, recurring base of revenue. Clients with I/DD live in our homes for an average of approximately eight years, and the increased life expectancy of the I/DD population, as described above, is extending the average length of stay in our homes. Life expectancy and the services available for individuals with ABI have also increased as a result of improved medical resources and technology, providing additional stability to our revenue base. Furthermore, our business model has required capital expenditures of approximately 2% of net revenues per year and has modest working capital needs.

         Flexible Cost Structure.    We believe that our fixed costs are lower than those of large institutional care providers, enabling us to respond quickly to market developments and regulatory changes. A substantial portion of our caregivers are hourly employees or independently contracted clinicians and Mentors, which allows us to quickly respond to changes in our staffing needs. Our group homes consist of a mix of owned residential real estate and leased real estate. We believe that the structure of our real estate portfolio allows us to respond quickly to changes in our service levels.

         Experienced and Committed Management Team and Equity Sponsor.    Our management team, having served previously as policy makers, fiscal managers and service providers, has extensive public and private sector experience in human services. Our senior management team has been with us for an average of thirteen years and averages approximately twenty-three years in the human services industry. Members of our management team have helped us to grow our net revenues from $141.0 million in fiscal 1998 to $962.9 million in fiscal 2008 through organic growth and the integration of 46 acquisitions. In connection with the Merger (defined below), the Company's executive officers, a director and certain other members of management (together, the "management investors") made a significant equity contribution of approximately $11.6 million. In addition, our equity sponsor, Vestar, has considerable experience making investments in a wide variety of industries, including healthcare.

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

         Expand our Services in New Markets.    We also intend to continue to seek new opportunities to grow in each of our service lines by leveraging our current infrastructure to expand into new territories through new program starts, or new starts. We often seek new starts through the signing of an anchor contract in a new state or region with the intention of leveraging the initial contract to expand by service line or by model. A new start typically requires a modest initial investment to fund operating losses with the goal of achieving profitability within 18-24 months. Since the inception of our new start program in fiscal 2002, through the end of fiscal 2008, we have launched 105 new starts that are currently operational, including 14 during fiscal 2008.

         Continue to Strengthen our Third-Party Payor Relationships.    Much of our organic growth in recent years has resulted from the strength of our relationships with state and local government agencies. Our relationships with these payors have enabled us to gain contract referrals and to cross-sell new services into existing markets. We continue to strengthen these relationships by providing quality assurance, reporting and billing programs designed to serve the needs of third-party payors. We seek to position ourselves as the provider of choice to state and local governments and other third-party payors by finding solutions to their most challenging human service delivery problems.

         Selectively Pursue Acquisitions.    Members of our management team have a record of identifying, pursuing and successfully integrating acquisitions, having completed more than 25 acquisitions since 2003. We have selectively supplemented our organic growth through acquisitions which have allowed us to penetrate new geographies, enter new service lines, leverage our systems, operating costs and best practices, and pursue cross-selling opportunities. We monitor the market nationally for human service businesses that we can purchase at an attractive price and efficiently "tuck-in" to our existing operations. We believe we are often seen as a preferred acquiror in these situations due to our experience, relationships, infrastructure and reputation for quality. We intend to continue to pursue acquisitions that are philosophically compatible and can be readily integrated into our existing operations.

         Expand into Related Services and Programs.    We intend to continue to evaluate opportunities to provide services to additional population groups in the human services industry. We believe that our broad range of services, relationships with third-party payors, reputation for quality care and infrastructure give us the ability to expand the number of clients we serve in a cost-effective manner. We have successfully entered new service lines, including ABI, and program areas, including early childhood autism programs, early intervention and non-residential therapeutic schools. As we continue to strengthen existing services, we will use our clinical skills, personnel and experience to provide new, related services.

  Recent Acquisitions

        During fiscal 2008, we acquired one company for a total purchase price of $9.0 million. For additional information on the acquisition made during fiscal 2008, see note 4 to our audited consolidated financial statements included elsewhere in this report.

Certain Transactions

        On June 29, 2006, NMH MergerSub, Inc., a wholly owned subsidiary of NMH Investment, merged with and into the Company, and the Company was the surviving corporation (the "Merger"). Vestar, certain affiliates of Vestar and members of management and certain directors own NMH Investment, and therefore own the Company. In connection with the Merger, we entered into new senior secured credit facilities consisting of a $335.0 million seven-year senior secured term loan facility, a $125.0 million six-year senior secured revolving credit facility, and a $20.0 million seven-year senior secured synthetic letter of credit facility. We also issued $180.0 million of notes, which are guaranteed by our subsidiaries, except for our captive insurance subsidiary and our non-profit subsidiaries. For additional information on this transaction, see note 12 to our consolidated financial statements included elsewhere in this report.

        On July 5, 2007, NMH Holdings, Inc. ("NMH Holdings"), our indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes. These notes are unsecured and are not guaranteed by the Company or any of its affiliates. NMH Holdings used the proceeds from this offering to pay a dividend to its parent NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its preferred units and to pay fees and expenses related to the offering. For additional information on this transaction, see note 12 to our consolidated financial statements included elsewhere in this report.

Our Sponsor

        Vestar is a leading private equity firm specializing in management buyouts and growth capital investments. Vestar's investment in National Mentor Holdings, Inc. was initially funded by Vestar Capital Partners V, L.P., a $3.7 billion fund which closed in 2006, and an affiliate.

        See "Item 13. Certain Relationships and Related Party Transactions, and Director Independence" and "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information.

Item 1A.    Risk Factors

Current credit and financial markets conditions could have a material adverse effect on our cash flows, liquidity and financial condition.

        Due to the recent tightening of the credit markets, our government payors could be delayed in obtaining, or may not be able to obtain, necessary financing to meet their cash-flow needs, including paying us for our services, until they collect sufficient tax revenues. Delays of this nature could have a material adverse effect on our cash flows, liquidity and financial condition. In addition, in the event that our payors delay payments to us, our financial condition could be further impaired if we are unable, under existing credit agreements, to borrow funds to finance our operations.

Reductions or changes in Medicaid funding or changes in budgetary priorities by the state and local governments that pay for our services could have a material adverse effect on our revenues and profitability.

        We derive substantially all of our revenues from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal dollars ranging from 50% to more than 77% of total costs, a number based largely on a state's per capita income. Our revenues, therefore, are determined by the size of federal, state and local governmental spending for the services we provide. Budgetary pressures, particularly during recessionary periods, as well as other economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy. If the current economic crisis continues, we expect budgetary pressure on federal, state and local governments to increase, and, as a result, certain appropriations could be reduced. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced budgetary pressures from time to time and, during these times, some of these states have initiated service reductions, rate freezes and/or rate reductions. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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

        Our employees are generally not unionized. However, as of September 30, 2008, eighteen of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. In addition, future unionization activities may result in an increase of our labor and other costs. If any of the employees covered by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.

        We have a significant amount of indebtedness. As of September 30, 2008, we had total indebtedness of approximately $513.9 million and $122.0 million of availability under our senior secured revolving credit facility. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior secured revolving credit facility was reduced from $125.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

        In addition, on October 14, 2008, we drew $40.0 million of funds from the senior secured revolving credit facility. A portion of the funds were used for the earn-out payment related to the CareMeridian acquisition which was paid in the first quarter of fiscal 2009, and the remainder will be used for general corporate purposes and potential acquisitions.

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

  •
  it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt and a lower degree of leverage; and

  •
  we may be vulnerable if the current downturn in general economic conditions continues or if there is a downturn in our business, or we may be unable to carry out activities that are important to our growth.

        NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations. After giving effect to the offering of the senior floating rate toggle notes due 2014 and excluding the debt of its subsidiaries, NMH Holdings had $200.6 million aggregate principal amount of indebtedness outstanding as of September 30, 2008, consisting entirely of the NMH Holdings notes. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $25.6 million. NMH Holdings currently expects to elect to pay entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") through June 15, 2012.

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

        In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the year ended September 30, 2008, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $38.8 million. These obligations could further increase the risks described above.

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

        A litigation award excluded by, or in excess of, our third-party insurance limits and self-insurance reserves could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. Even if we are successful in our defense, civil lawsuits or regulatory proceedings could also irreparably damage our reputation.

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

        As of September 30, 2008, we had approximately $10.1 million of floating rate debt outstanding after giving effect to interest rate swaps. As of September 30, 2008, NMH Holdings had $198.5 million of floating rate debt outstanding, net of discount, after giving effect to the offering of the NMH Holdings notes and excluding the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt by approximately $0.1 million, and a 1% increase in the interest rate on the NMH Holdings notes would have increased NMH Holdings' interest expense on those notes by approximately $2.0 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.

The nature of services that we provide could subject us to significant workers' compensation related liability, some of which may not be fully reserved for.

        We use a combination of insurance and self-insurance plans to provide for potential liability for workers' compensation claims. Because of our high ratio of employees per client, and because of the inherent physical risk associated with the interaction of employees with I/DD, ARY and ABI clients, the potential for incidents giving rise to workers' compensation liability is relatively high.

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

If any of the state and local government agencies with which we have contracts determines that we have not complied with our contracts or violated any applicable laws or regulations, our revenues may decrease, we may be subject to fines or penalties and we may be required to restructure our billing and collection methods.

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

If we fail to establish and maintain relationships with state and local government agencies, we may not be able to successfully procure or retain government-sponsored contracts, which could negatively impact our revenues.

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

        We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and local government has its own regulations, which can be complicated, and each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations can be cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including:

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

We have identified material weaknesses in our internal control over financial reporting.

        In connection with our internal controls assessment required by the Sarbanes-Oxley Act of 2002 and as reported in Item 9AT of this annual report on Form 10-K, we have identified material weaknesses in our internal control over financial reporting. Management concluded that as of September 30, 2008, our internal control over financial reporting was not effective and, as a result, our disclosure controls and procedures were not effective. Descriptions of the material weaknesses are included in Item 9AT of this annual report on Form 10-K. While we have taken action and continue to take actions to remediate our previously identified material weaknesses, our new policies and procedures, when implemented, may not be effective in remedying all of the deficiencies in our internal control over financial reporting. The decentralized nature of our operations, and the manual nature of many of our controls, make compliance with the requirements of Section 404 and remediation of our material weaknesses especially challenging. We expect that the implementation of our new billing and accounts receivable system will affect a number of processes that impact our internal control over financial reporting, however we may identify additional material weaknesses or significant deficiencies in connection with this implementation. A failure to remedy our material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, our conclusion in this report that our internal control over financial reporting and disclosure controls and procedures are not effective, and any future disclosures of additional material weaknesses, may result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

        We have extensive work remaining to remedy the material weaknesses in our internal control over financial reporting, and until our remediation efforts are completed, management will continue to devote significant time and attention to these efforts. We will continue to incur costs associated with implementing additional processes, including fees for additional auditor services and consulting services, and may be required to incur additional costs in improving our internal controls and hiring additional personnel, which could negatively affect our financial condition and operating results.

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

        Approximately 3% of our net revenues for fiscal 2008 were derived from contracts with affiliates of Alliance Health and Human Services, Inc., or "Alliance," an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

        Historically, some state governments have interpreted federal law to preclude them from receiving federal reimbursement under Title IV-E of the Social Security Act for ARY services provided under a contract with a proprietary organization. However, in 2005 the Fair Access Foster Care Act of 2005 was signed into law, thereby allowing states to seek reimbursement from the federal government for ARY services provided by proprietary organizations. In some jurisdictions that interpreted the prior federal law to preclude them from seeking reimbursement for ARY services provided under a contract with a proprietary provider, or in others that prefer to contract with not-for-profit providers, we provide ARY services as a subcontractor of Alliance. We do not control Alliance, and none of our employees or agents has a role in the management of Alliance. Although Edward Murphy, our President and Chief Executive Officer, was an officer and director of Alliance immediately prior to becoming our President in September 2004, Mr. Murphy has no role in the management of Alliance. Our ARY business could be harmed if Alliance chooses to discontinue all or a portion of its service agreements with us. Our ARY business could also be harmed if the state or local governments that prefer that ARY services be provided by not-for-profit organizations determine that they do not want the service performed indirectly by for-profit companies like us on behalf of not-for-profit organizations. We cannot assure you that our contracts with Alliance will continue, and if these contracts are terminated without our consent, it could have an adverse effect on our business, financial condition and operating results. Alliance and its subsidiaries are organized as non-profit corporations and are recognized as tax-exempt under section 501(c)(3) of the Internal Revenue Code. As such, Alliance is subject to the public charity regulations of the states in which it operates and to the federal regulations governing tax-exempt entities. If Alliance fails to comply with the laws and regulations of the states in which it operates or with the federal regulations, it could be subject to penalties and sanctions, including the loss of tax-exempt status, which could preclude it from continuing to contract with certain state and local governments. Our business could be harmed if Alliance lost its contracts and was therefore unable to continue to contract with us.

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

        For fiscal 2008, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota's budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. In the past, our operations in Minnesota were subject to rate reductions, although recently we have received rate increases. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2008, we provided services in 405 owned facilities and 860 leased facilities, as well as in homes owned by our Mentors. We also own two offices and lease 282 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by extending leases that expire or by finding alternative space.

Item 3.    Legal Proceedings

        We are in the human services business and, therefore, we have been and continue to be subject to claims alleging that we, our Mentors or our employees failed to provide proper care for a client. We are also subject to claims by our clients, our Mentors, our employees or community members against us for negligence, intentional misconduct or violation of employment laws. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

        We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of the legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates.

        See "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        We are an indirect wholly owned subsidiary of NMH Investment. Accordingly, there is no public trading market for our common stock.

Stockholders

        There was one owner of record of our common stock as of December 1, 2008.

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

Equity Compensation Plan Information

        The following table lists the number of securities available for issuance as of December 1, 2008 under the NMH Investment, LLC Amended and Restated 2006 Unit Plan. For a description of the plan, please see note 21 to the consolidated financial statements included elsewhere in this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	Preferred Units: 7,812.66 A Units: 78,126.61 B Units: 4,995.33 C Units: 5,241.90 D Units: 15,172.30 E Units: 6,375.00
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	—	—	Preferred Units: 7,812.66 A Units: 78,126.61 B Units: 4,995.33 C Units: 5,241.90 D Units: 15,172.30 E Units: 6,375.00

Unregistered Sales of Equity Securities

        No equity securities of the Company were sold during fiscal 2008.

        The following table sets forth the number of units of common equity of NMH Investment granted during fiscal 2008 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were granted under Rule 701 promulgated under the Securities Act of 1933.

Dates	Title of Securities	Amount	Purchasers	Consideration
August 22 and 25, 2008	Class B Common Units	17,912.17	Executive officers	$895.61
	Class C Common Units	18,796.10	and certain	$563.88
	Class D Common Units	177,305.08	employees	$1,773.05
September 24, 2008	Class B Common Units	481.25	Executive officer	$24.06
	Class C Common Units	505.00		$15.15
	Class D Common Units	8,404.62		$84.05

Repurchases of Equity Securities

        No equity securities of the Company were repurchased during fiscal 2008.

        The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the quarterly period ended September 30, 2008:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (July 1, 2008 through July 31, 2008)	—	—	—	—
Month #2 (August 1, 2008 through August 31, 2008)	—	—	—	—
Month #3 (September 1, 2008 through September 30, 2008)	962.50 B Units	$0.05	—	N/A
	1,010.00 C Units	$0.03	—	N/A
	1,070.00 D Units	$0.01	—	N/A

        We did not repurchase any of our common stock as part of an equity repurchase program during the fourth quarter of fiscal 2008. NMH Investment purchased all of the units listed in the table from one of our employees upon this employee's departure.

Item 6.    Selected Financial Data

        We have derived the selected historical consolidated financial data as of and for the periods from October 1, 2005 through June 29, 2006 and from June 30, 2006 through September 30, 2006 and as of and for the years ended September 30, 2007 and 2008 from the historical consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K.

        We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2004 and 2005 from the historical consolidated financial statements of the Company and the related notes not included or incorporated by reference in this Annual Report on Form 10-K.

        The selected information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical consolidated financial statements and notes included elsewhere in this report.

	Predecessor(1)			Successor
	Year Ended September 30,		Period From October 1 Through June 29, 2006	Period From June 30 Through September 30, 2006	Year Ended September 30,
(dollars in thousands)	2004	2005			2007	2008
Statements of Operations Data:
Net revenues	$648,493	$693,826	$580,356	$208,881	$910,099	$962,929
Cost of revenues	491,884	524,618	439,878	160,164	688,939	732,298

Gross profit	156,609	169,208	140,478	48,717	221,160	230,631
General and administrative expenses	86,856	93,491	78,608	29,738	122,980	135,116
Stock option settlement	—	—	26,880	—	—	—
Depreciation and amortization	21,484	21,743	17,539	11,714	50,748	51,625
Transaction costs	—	—	9,136	—	—	—

Income from operations	48,269	53,974	8,315	7,265	47,432	43,890
Management fee of related party	(257)	(270)	(198)	(227)	(892)	(1,349)
Other expense, net	(2,581)	(192)	(177)	(60)	(416)	(875)
Interest income	68	661	646	256	1,060	684
Interest expense	(26,893)	(29,905)	(51,719)	(13,120)	(50,159)	(48,433)

Income (loss) from continuing operations before income taxes	18,606	24,268	(43,133)	(5,886)	(2,975)	(6,083)
Provision (benefit) for income taxes	8,423	10,270	(11,347)	(2,222)	(483)	(177)

Income (loss) from continuing operations	10,183	13,998	(31,786)	(3,664)	(2,492)	(5,906)

Loss from discontinued operations, net of tax	—	—	—	—	—	(1,329)

Net income (loss)	$10,183	$13,998	$(31,786)	$(3,664)	$(2,492)	$(7,235)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$22,565	$24,707		$26,511	$29,373	$38,908
Working capital(2)	39,828	49,190		55,423	57,297	55,878
Total assets	450,038	449,438		1,000,665	1,012,628	1,016,433
Long-term debt(3)	200,083	319,430		517,001	512,300	509,984
Redeemable Class A preferred stock	116,381	—		—	—	—
Shareholders' equity	25,769	36,310		248,868	246,031	237,128

(1)
On June 29, 2006, the Company changed ownership. The previous ownership periods are deemed to be predecessor periods pursuant to Rule 3-05 of Regulation S-X.

(2)
Working capital is calculated by subtracting current liabilities from current assets.

(3)
Long-term debt includes obligations under capital leases.

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

        The results for the fiscal year ended September 30, 2006, which we refer to as "fiscal 2006," were derived by the mathematical addition of the period from October 1, 2005 through June 29, 2006 and the period from June 30, 2006 through September 30, 2006. This presentation of financial information for fiscal 2006 herein may yield results that are not fully comparable on a period-to-period basis, particularly related to the depreciation and amortization, interest expense and tax provision accounts, primarily due to the impact of the Merger and the related transactions on June 29, 2006 (the "Transactions"). This presentation is consistent with the way management uses this information internally.

  Overview

        Founded in 1980, we are a leading provider of home and community-based human services to individuals with intellectual and/or developmental disabilities ("I/DD"), at-risk children and youth with emotional, behavioral or medically complex needs and their families ("ARY"), and persons with an acquired brain injury ("ABI"). As of September 30, 2008, we provided our services to more than 23,000 clients in 35 states and the District of Columbia through approximately 16,200 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, ICFs-MR or host home settings, designed to improve our clients' quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private sector payors, mostly in our ABI services.

        The largest part of our business is the delivery of services to individuals with intellectual and/or developmental disabilities. Our I/DD programs include residential support, day habilitation, vocational services, case management, home health care and personal care. We also provide a variety of services to children with severe emotional, developmental, medical and behavioral challenges, as well as youth involved in the juvenile justice system, all of whom we refer to as at-risk youth, and to their families. Our ARY services include therapeutic foster care, independent living, family reunification, family preservation, alternative schools and adoption services. We also provide a range of post-acute treatment and care services to individuals with an acquired brain injury. Our ABI services range from post-acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient or day treatment and pre-vocational services.

        We operate our business as one human services reporting segment with two operating groups: the Cambridge Operating Group and the Redwood Operating Group. Our service lines do not represent operating segments under Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) as management does not internally evaluate the operating performance or review the results of the service lines to assess performance or make decisions about allocating resources. Also, discrete financial information is not available by service line at the level necessary for management to assess the performance or make resource allocation decisions. For additional information, see note 20 to the consolidated financial statements included elsewhere in this report.

        As detailed in note 1 in the consolidated financial statements included elsewhere in this report, on June 29, 2006, we were merged with a wholly owned subsidiary of NMH Investment. The Merger was accounted for under the purchase method of accounting in accordance with Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. We have accounted for the Merger in accordance with Staff Accounting Bulletin No. 54, Push Down Accounting (SAB 54), whereby NMH Holdings, LLC has "pushed down" the purchase price in revaluing our assets and liabilities.

        Also included in note 5 to the consolidated financial statements included elsewhere in this report, in fiscal 2008, we sold the business we had operated as Integrity Home Health Care ("Integrity") and our business operation in the state of Oklahoma ("Oklahoma Mentor"). We recognized a loss from discontinued operations of $2.1 million, or approximately $1.3 million after taxes. Both Integrity's and Oklahoma Mentor's results of operations and net assets are immaterial and, as a result, the results of operations and financial position are not reported separately as discontinued operations for the periods presented. All assets and liabilities have been disposed of as of September 30, 2008.

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

        Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of I/DD individuals, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services and, therefore, the amount of residential and non-residential I/DD programs offered by governments in our markets. Similarly, our ARY service line has been driven by favorable demographics. In addition, our ABI service line has been positively affected by increased life expectancy resulting from faster emergency response and improved medical techniques that have resulted in more people surviving an ABI.

        Political trends can also affect our operations. In particular, budgetary changes can influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY service line has been positively affected by the trend toward privatization of services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of ABI.

  Expansion

        We have grown our business through expansion of existing markets and programs as well as through acquisitions.

  Organic Growth

        We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18-24 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended September 30, 2008, losses on new program starts for programs started within the last 18 months that generated operating losses were $5.3 million.

  Acquisitions

        As of September 30, 2008, we have completed more than 25 acquisitions since 2003, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as "tuck-in" acquisitions. We have pursued larger strategic acquisitions in markets with significant opportunities.

        We also "cross-sell" new services in existing markets. Depending on the nature of the program and the state or local government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.

  Divestitures

        We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures in the past and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

  Net revenues

        Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For fiscal 2008, we derived approximately 94% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

        Occupancy costs represent a significant portion of our operating costs. As of September 30, 2008, we owned 405 facilities and two offices, and we leased 860 facilities and 282 offices. Many of our leased facilities, which are comprised primarily of group homes, are operated under leases with terms of less than two years. We incur no facility costs for services provided in the home of a Mentor.

        Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.4%, 0.3% and 0.8% of our net revenues for fiscal 2008, 2007 and 2006, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $3.5 million, $2.8 million and $6.5 million for fiscal 2008, 2007 and 2006, respectively. In fiscal 2006, we purchased additional insurance for certain claims relating to pre-Merger periods. Excluding this, we incurred professional and general liability claims and insurance expense for professional and general liability of $3.9 million for fiscal 2006. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. We also insure through our captive subsidiary employment practices liability claims of up to $240,000 per claim and up to $1.0 million in the aggregate.

        Our cost of net revenues as a percentage of revenues for our different services may vary, with our ABI services, generally, having the highest margin (or lowest costs as a percentage of revenues). Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses. In fiscal 2008, we invested in our infrastructure initiatives and business process improvements, which had a negative impact on our margin. If we choose to continue to invest in our infrastructure initiatives and business process improvements our margin will continue to be negatively impacted.

Fiscal 2008 Highlights

  •
  Revenues for fiscal 2008 were $962.9 million, income from operations was $43.9 million and our net loss was $7.2 million.

  •
  Total debt, including obligations under capital leases, decreased by approximately $2.4 million, from $516.3 million as of September 30, 2007 to $513.9 million as of September 30, 2008.

  •
  In the fourth quarter of fiscal 2008, we acquired Transitional Services, Inc. ("TSI") for approximately $9.0 million in cash. TSI provides residential services to individuals with I/DD in central and southern Indiana.

  •
  In the first quarter of fiscal 2009, we drew $40.0 million of funds from the senior secured revolving credit facility. A portion of the funds were used for the earn-out payment related to the CareMeridian acquisition which was paid in the first quarter of fiscal 2009, and the remainder will be used for general corporate purposes and potential acquisitions.

Results of Operations

        The following table sets forth the percentages of net revenues that certain items of operating data constitute for the periods indicated:

	Predecessor	Successor
	Period From October 1 Through June 29, 2006	Period From June 30 Through September 30, 2006	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2008
Statement of operations data:
Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	75.8	76.7	75.7	76.0
General and administrative expenses	13.5	14.2	13.5	14.0
Transaction costs	1.6	0.0	0.0	0.0
Stock option settlement	4.6	0.0	0.0	0.0
Depreciation and amortization	3.0	5.6	5.6	5.4
Interest expense	8.9	6.3	5.5	5.0
Benefit for income taxes	(2.0)	(1.1)	(0.1)	0.0

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Net revenues

        Net revenues for fiscal 2008 increased by $52.8 million, or 5.8%, from fiscal 2007 to $962.9 million. Approximately $3.8 million of the $52.8 million increase relates to acquisitions that closed during fiscal 2007 and fiscal 2008. Excluding the revenue growth from acquisitions noted above, revenues increased $49.0 million or 5.4% from fiscal 2007. Approximately $37.3 million of this increase was due to growth in our existing programs. The remaining increase of $11.7 million was due to revenues derived from new programs that began operations during fiscal 2007 and fiscal 2008.

Cost of revenues

        Cost of revenues for fiscal 2008 increased by $43.4 million, or 6.3%, to $732.3 million. As a percentage of net revenues, cost of revenues increased from 75.7% for fiscal 2007 to 76.0% for fiscal 2008. Our cost of revenues as a percentage of net revenues increased as a result of the ongoing effects of a change in reimbursement policy affecting our business in North Carolina beginning in the third quarter of fiscal 2007. In addition, our increased investments in new program starts during the period significantly increased our cost of revenues.

General and administrative expenses

        General and administrative expenses for fiscal 2008 increased by $12.1 million, or 9.9%, to $135.1 million. As a percentage of net revenues, general and administrative expenses increased from 13.5% for fiscal 2007 to 14.0% for fiscal 2008. The increase in general and administrative expenses as a percentage of net revenues is primarily due to an increase in investments in growth initiatives and business process improvements. General and administrative expenses for fiscal 2008 also included an additional $1.4 million of stock based compensation expense.

Other expense, net

        Other expense, net for fiscal 2008 increased by approximately $0.5 million, or 110%, to $0.9 million. Other expense included the loss on disposal of property, equipment and real estate, as well as, the changes in the cash surrender value of the Company Owned Life Insurance ("COLI"). We purchased COLI policies on certain employees and the change in the cash surrender value was recorded in other expense. The increase in expense from fiscal 2007 to fiscal 2008 was primarily due to a decrease in the contract value of the life insurance policies of $0.4 million.

Benefit for income taxes

        The benefit for income taxes of $0.2 million for fiscal 2008 resulted in an effective tax rate of 2.9% compared to an effective tax rate of 16.2% for fiscal 2007. The decrease in effective tax rate was primarily due to the increase in loss from continuing operations before income taxes.

Interest expense

        Interest expense for fiscal 2008 decreased $1.7 million, or 3.4%, to $48.4 million. As a percentage of net revenues, interest expense decreased from 5.5% for fiscal 2007 to 5.0% for fiscal 2008. The decrease in interest expense is due to a decrease in the average debt balance as well as a 0.3% decrease in the weighted average interest rate from fiscal 2007 to fiscal 2008.

Loss from discontinued operations, net of tax

        Loss from discontinued operations for fiscal 2008 included losses of $0.8 million, net of taxes, from the sale of Integrity and losses of $0.5 million, net of taxes, from the sale of our business operations in the state of Oklahoma.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

        The results for fiscal 2006 were derived by the mathematical addition of the period from October 1, 2005 through June 29, 2006 and the period from June 30, 2006 through September 30, 2006. This presentation of financial information for fiscal 2006 may yield results that are not fully comparable on a period-to-period basis, particularly related to the depreciation and amortization, interest expense and tax provision accounts, primarily due to the impact of the Transactions. This presentation is consistent with the way management uses this information internally.

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

  General and administrative expenses

        General and administrative expenses for fiscal 2007 increased by $14.6 million, or 13.5%, to $123.0 million. As a percentage of net revenues, general and administrative expenses decreased from 13.7% for fiscal 2006 to 13.5% for fiscal 2007. The decrease in general and administrative expenses as a percentage of net revenues is primarily due to a decrease in professional and general liability insurance, which decreased 0.5% as a percentage of net revenues, from 0.8% for fiscal 2006 to 0.3% for fiscal 2007. In fiscal 2006, the Company purchased additional insurance for certain claims relating to pre-Merger periods. In fiscal 2007, the Company recorded a pretax impairment charge of $1.1 million related to the write-down of agency contracts and the write-off of intellectual property.

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

        The benefit for income taxes of $11.3 million for the period from October 1, 2005 through June 29, 2006 was due to a loss before benefit for income taxes of $43.1 million generated during this period. The effective tax rate for the period from October 1, 2005 through June 29, 2006 was 26.3%. The effective tax rate for the period is lower than in previous years as certain expenses related to the Transactions were considered non-deductible for income tax purposes.

Liquidity and Capital Resources

        Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements.

        Cash flows provided by operating activities for fiscal 2008 were $53.6 million compared to $52.8 million for fiscal 2007 compared to $3.5 million for fiscal 2006. The slight increase from fiscal

2007 to fiscal 2008 was primarily due to an improvement in our days sales outstanding from 48.7 at September 30, 2007 to 45.5 days at September 30, 2008. The increase from fiscal 2006 to fiscal 2007 was primarily due to Merger-related items that were included in our results for fiscal 2006, including the payment of the stock option settlement, the bond tender premium and transaction costs.

        Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $39.0 million for fiscal 2008 compared to $43.2 million for fiscal 2007 compared to $422.0 million for fiscal 2006.

        Cash paid for acquisitions for fiscal 2008 was $14.9 million, primarily reflecting the acquisition of TSI for approximately $9.0 million and the earn-out payment of $5.5 million associated with the CareMeridian acquisition. Cash paid for acquisitions in fiscal 2007 was $25.1 million, primarily reflecting the purchase price of six acquisitions during fiscal 2007. Cash paid for acquisitions for fiscal 2006 was $35.8 million reflecting the purchase price for eight acquisitions paid for during fiscal 2006. In addition, cash used in investing activities for fiscal 2006 included $371.2 million paid for acquisition of the predecessor company.

        Investing activities also included the purchase of property and equipment. Cash paid for property and equipment was $26.1 million, or 2.7% of net revenues, for fiscal 2008, compared to $19.7 million, or 2.2% of net revenues, for fiscal 2007 compared to $15.8, or 2.0% of net revenues, for fiscal 2006. Approximately $2.8 million of cash paid for property and equipment for fiscal 2008 was related to the implementation of a new billing system.

        Net cash used in financing activities was $5.0 million for fiscal 2008 compared to $6.7 million for fiscal 2007. Our financing activities primarily included the repayment of long term debt of $4.0 million in fiscal 2008 and $4.5 million in fiscal 2007. In addition to our scheduled term B payments, in fiscal 2007 we paid $750 thousand to repurchase the remaining 9 5/8% senior subordinated notes due 2012.

        Net cash provided by financing activities was $420.3 million for fiscal 2006. Our financing activities in fiscal 2006 primarily consisted of merger related items including, proceeds from the issuance of long term debt, parent capital contribution and repayment of long-term debt from the predecessor company.

        On October 14, 2008, we drew $40.0 million of funds from the senior secured revolving credit facility. A portion of the funds were used for the earn-out payment related to the CareMeridian acquisition which was paid in the first quarter of fiscal 2009, and the remainder will be used for general corporate purposes and potential acquisitions. Pending these uses, the funds have been invested in a money market fund that invests only in short-term US Treasury securities. After taking into account this drawdown, which occurred on October 14, 2008, we have an available capacity of approximately $82.0 million remaining under the revolving credit facility.

        Borrowings under the senior secured revolving credit facility bear interest at the prime rate plus a margin of 1.25%. The all-in rate of interest on this $40.0 million revolving loan is 5.75%. Payments of the principal amounts of borrowings under the revolving credit facility are due no later than June 29, 2012.

Contractual Commitments Summary

        The following table summarizes our contractual obligations and commitments as of September 30, 2008:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$511,913	3,735	10,765	317,413	180,000
Operating lease obligations(2)	119,943	31,366	45,135	25,063	18,379
Capital lease obligations	2,007	201	187	128	1,491
Standby letters of credit	23,018	23,018	—	—	—

Total obligations and commitments(3)	$656,881	58,320	56,087	342,604	199,870

(1)
Does not include interest on long-term debt or the $198.5 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings.

(2)
Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)
The table does not include earnout payments associated with the CareMeridian acquisition. We made earn-out payments of approximately $5.5 million in the first quarter of fiscal 2008 and $12.0 million in the first quarter of fiscal 2009.

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

        Pursuant to SFAS 141, Business Combinations (SFAS 141), assets acquired and liabilities assumed are recorded at their respective fair values.

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

        On October 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

  Stock-Based Compensation

        The Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), to account for share-based payments to employees. NMH Investment adopted an equity-based plan, and issued units of limited liability company interests pursuant to such plan. The units are limited liability company interests and are available for issuance to our employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption;

expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B and Class E units vest over a five-year service period. The Class C and Class D units vest based on certain performance and/or investment return conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, is being recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.

  Derivative Financial Instruments

        We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders' equity as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, we entered into interest rate swap agreements whereby we fixed the interest rate on approximately $221.2 million of our $335.0 million term B loan, effective as of August 31, 2006 and fixed the interest rate on approximately $113.3 million of our remaining $335.0 million term B loan, effective as of August 31, 2007. In total, as of September 30, 2008, we fixed the interest rate on approximately $321.8 million of our $327.5 term B loan.

        The table below provides information about our interest rate swap agreements and remaining variable rate debt related to the term B loan.

	Agreement		30-Sep-08		30-Sep-09		30-Sep-10
(in thousands) Interest Swap effective date	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate
August 31, 2006(1)	$221,200	5.32%	$137,844	5.32%	$88,988	5.32%	—	—
August 31, 2007(1)	113,297	4.89%	183,930	4.89%	220,117	4.89%	—	—
Variable rate debt			5,689	—	15,008	—	320,763	—

Total term B loan			$327,463	—	$324,113	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans.

        As a result of the interest rate swap agreements, the variable rate debt outstanding was reduced from $331.9 million outstanding to $10.1 million outstanding at September 30, 2008. The variable rate debt outstanding was reduced from $335.9 million outstanding to $9.2 million outstanding at September 30, 2007. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the revolver, which has an interest rate based on LIBOR plus 2.25% or Prime plus 1.25%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. An increase in the interest rate by 100 basis points on the debt balance outstanding as of September 30, 2008, would increase annual interest expense by approximately $0.1 million.

        As of September 30, 2008, we had no borrowings under the senior secured revolving credit facility. On October 14, 2008, we drew $40.0 million of funds from the senior secured revolving credit facility. A portion of the funds were used for the earn-out payment related to the CareMeridian acquisition which was paid in the first quarter of fiscal 2009, and the remainder will be used for general corporate purposes and potential acquisitions. Pending these uses, the funds have been invested in a money market fund that invests only in short-term US Treasury securities.

        Borrowings under the senior secured revolving credit facility bear interest at the prime rate plus a margin of 1.25%. The all-in rate of interest on this $40.0 million revolving loan is 5.75%. Payments of the principal amounts of borrowings under the revolving credit facility are due no later than June 29, 2012. After taking into account this drawdown, which occurred on October 14, 2008, we have an available capacity of approximately $82.0 million remaining under the revolving credit facility.

Item 8.    Financial Statements and Supplementary Data

        Our consolidated financial statements required by this Item are on pages F-1 through F-34 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Not applicable.

Item 9A(T).    Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of September 30, 2008, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2008, in light of the material weaknesses described below.

(b)
Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") as of September 30, 2008. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, identified the material weaknesses described below and, therefore, concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report. We have reported these material weaknesses to our Audit Committee and our independent registered public accounting firm.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. To our knowledge, these material weaknesses have not resulted in any material misstatement of our financial statements.

        Our material weaknesses relate to our revenue recognition and our fixed asset balances, as detailed below.

Revenue

  •
  We have insufficient controls over revenue recognition. We maintain a revenue recognition policy in accordance with U.S. generally accepted accounting principles. However, we lack controls to ensure definitive, consistent and documented application of the revenue recognition criteria with respect to local payor contract requirements, which vary among payors and locations.

  •
  We have insufficient controls over revenue recognition for unauthorized sales. Generally, if we provide services without a current, valid authorization from the payor agency to provide those services, revenue associated with the unauthorized services may need to be deferred until such authorization is received. If authorization is ultimately not granted, revenues will not be recognized. We do not have adequate controls to ensure that all unauthorized sales are identified and recorded appropriately in the consolidated financial statements.

        We are currently developing an approach to assess contract terms in each state to ensure that our revenue recognition policy is being consistently and appropriately interpreted and applied. We are also beginning to implement a new system and processes that are expected to ultimately improve our ability to identify and reserve for unauthorized sales.

Fixed Assets

  •
  We have insufficient controls to verify the existence of our fixed asset balances reflected on our consolidated balance sheets. This increases the risk of overstating our fixed asset balances if we fail to record disposals of fixed assets as they occur.

        We are continuing to implement processes to maintain and evaluate our fixed asset balances, which as designed, should provide adequate controls.

        The following material weaknesses in our internal control over financial reporting were first disclosed in our Form 10-Q for the quarterly period ended December 31, 2007. Based on our remediation efforts described below, as of the date of this report, these material weaknesses now meet the definition of significant deficiencies. To our knowledge, these significant deficiencies have not resulted in any material misstatement of our financial statements and have been reported to our Audit Committee and independent registered public accounting firm.

        A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

  •
  We previously disclosed insufficient controls over the accuracy and validity of the billing rates used to calculate revenues recorded in our consolidated financial statements. We addressed this by developing a system report to capture all changes made to billing rates in order to facilitate a periodic review to ensure, at a high level, that any rate changes are appropriate and reasonable.

  •
  We previously disclosed insufficient controls over the reconciliation of revenue recorded in our consolidated financial statements to revenue billed to the payor. We addressed this by implementing a reconciliation process to identify and appropriately justify or resolve any variances between revenue recorded in the consolidated financial statements and actual invoices rendered to the payor.

        The following material weakness in our internal control over financial reporting was first disclosed in our Form 10-Q for the quarterly period ended December 31, 2007. Based on our remediation efforts described below, as of the date of this report, this material weakness now meets the definition of a deficiency.

        A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

  •
  We previously disclosed insufficient segregation of duties within our payroll function, as well as the operating failure of certain mitigating controls. We addressed this by redesigning and reassigning responsibilities within the payroll system and processing function in order to segregate certain incompatible tasks as well as strengthening mitigating controls through additional training and supervision.

(c)
Changes in Internal Control over Financial Reporting

        In the fourth quarter of fiscal 2008, we introduced a new billing and accounts receivable system in certain states. The implementation of this billing and accounts receivable system will affect the processes that impact our internal control over financial reporting. As we continue with the system implementation, we will review the related controls and may take further steps to ensure that they are effective and integrated appropriately.

        Except for the changes implemented to remediate the material weaknesses noted above, during the most recent fiscal year, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The following table sets forth the name, age and position of each of our directors and executive officers as of December 1, 2008:

Name	Age	Position
Gregory T. Torres	59	Chairman
Edward M. Murphy	61	President, Chief Executive Officer and Director
Juliette E. Fay	56	Executive Vice President and Chief Development Officer
Denis M. Holler	54	Executive Vice President, Chief Financial Officer and Treasurer
Hugh R. Jones, III	43	Executive Vice President, Chief Administrative Officer and Assistant Secretary
Bruce F. Nardella	51	Executive Vice President and Chief Operating Officer
Linda DeRenzo	49	Senior Vice President, General Counsel and Secretary
Kathleen P. Federico	49	Senior Vice President, Human Resources
John J. Green	49	Senior Vice President of Finance Operations and Assistant Treasurer
Robert A. Longo	46	Senior Vice President and Cambridge Operating Group President
David M. Petersen	60	Senior Vice President and Redwood Operating Group President
James L. Elrod, Jr.	54	Director
Pamela F. Lenehan	56	Director
Kevin A. Mundt	54	Director
Daniel S. O'Connell	54	Director

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

        Gregory T. Torres has served as Chairman of the board of directors since September 2004. He was also the Company's Chief Executive Officer from January 1996 to January 2005, as well as its President from January 1996 until September 2004. Mr. Torres joined MENTOR in 1980 as a member of its first board of directors. In 1992, Mr. Torres became senior vice president for business development, strategic planning and public affairs. Prior to joining the company, Mr. Torres held prominent positions within the public sector, including chief of staff of the Massachusetts Senate Committee on Ways and Means and assistant secretary of human services. Mr. Torres began his career as a direct care worker in the juvenile justice field. In May 2007, Mr. Torres was named president and chief executive officer of the Massachusetts Institute for a New Commonwealth ("MassINC"), an independent, nonpartisan research and educational institute in Boston.

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

        Denis M. Holler was appointed Executive Vice President, Chief Financial Officer and Treasurer in May 2007. Mr. Holler was named Senior Vice President of Finance in January 2002 and led the Company's corporate finance functions through the 2006 purchase by Vestar Capital Partners V, L.P. In addition to overseeing all finance functions of the Company, he manages external relationships with our equity sponsor, banking partners and high-yield investors. Prior to joining MENTOR in October 2000 as Vice President of Financial Operations, Mr. Holler was Chief Financial Officer of the Fortress Corporation.

        Hugh R. (Tripp) Jones, III was named Executive Vice President and Chief Administrative Officer effective August 1, 2008. Prior to that he served as our Senior Vice President and Chief Administrative Officer beginning in May 2004, and served as Senior Vice President of Public Strategy from February 2003 to May 2004. In his current role, Mr. Jones coordinates corporate and operating group functions with responsibility for human resources, information technology, legal and public strategy. Before joining MENTOR, he co-founded in 1995 and led MassINC. Mr. Jones is a former staff director of the Massachusetts Legislature's Education Committee and chaired Governor Mitt Romney's education transition team in 2002.

        Bruce F. Nardella was appointed Executive Vice President and Chief Operating Officer in May 2007. Mr. Nardella joined MENTOR in 1996 as a state director and in May 2003 he was named President of our Eastern Division. Prior to that, he was a deputy commissioner for the Massachusetts Department of Youth Services. Mr. Nardella began his career working at a shelter facility for court-involved boys.

        Linda DeRenzo has served as our Senior Vice President, General Counsel and Secretary since March 2006. Ms. DeRenzo serves as our chief legal officer and oversees the risk management and regulatory compliance functions. An 18-year business law veteran before joining the Company, Ms. DeRenzo represented high-growth companies and their financiers in a variety of industries including information technology, life sciences and health services. Prior to joining MENTOR, Ms. DeRenzo was a partner at Testa, Hurwitz & Thibeault, LLP in Boston from 1992 to 2004.

        Kathleen P. Federico joined the Company on December 1, 2008, as our Senior Vice President, Human Resources. From 2005 until joining MENTOR, Ms. Federico had served as Senior Vice President, Sales and Human Resources, for World Travel Holdings in Woburn, Massachusetts, and was its Senior Vice President, Human Resources, from 2002 to 2005. Prior to that, she served as Vice President of Human Resources for KaBloom LLC, NE Restaurant Company and Sodexho Marriott Services. Ms. Federico was also Chief Operating Officer for Sheehan Associates, an employee benefits brokerage firm.

        John J. Green served as our Senior Vice President of Field Finance from the May 2003 acquisition of REM until being named Senior Vice President of Finance Operations in June 2007. In this role, Mr. Green oversees field finance operations across our operations, and manages the procurement services, payroll services, real estate and leasing management services, reimbursement field financial reporting and analysis. Mr. Green was previously Controller of REM, having joined REM in April 1986 as Assistant Controller. He is a certified public accountant with 27 years of experience both in public accounting and the healthcare industry.

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

        James L. Elrod, Jr. joined our board of directors in June 2006. Mr. Elrod is a Managing Director of Vestar Capital Partners, having joined Vestar in 1998. Previously, he was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of Essent Healthcare, Inc., Joerns Healthcare, LLC and Radiation Therapy Services, Inc.

        Pamela F. Lenehan was elected to our board of directors on December 1, 2008. Ms. Lenehan has served as President of Ridge Hill Consulting, a strategy and financial consulting firm, since 2002. Prior to this, Ms. Lenehan was self-employed as a private investor. From 2000 to 2001, she was vice president and chief financial officer of Convergent Networks. From 1995 to 2000, she was senior vice president of corporate development and treasurer of Oak Industries Inc. Prior to that, Ms. Lenehan was a Managing Director in Credit Suisse First Boston's Investment Banking division and a vice president of Corporate Banking at Chase Manhattan Bank. Ms. Lenehan is currently a member of the boards of directors of Spartech Corporation and Monotype Imaging Holdings Inc.

        Kevin A. Mundt joined our board of directors in March 2008. He is a Managing Director at Vestar, and is President of the Vestar Resources group. Before joining Vestar in 2004, Mr. Mundt spent 23 years as a strategy and operations consultant specializing in consumer products, retailing and multi-point distribution, as well as healthcare and industrial marketing. For 11 of those years, Mr. Mundt was a strategic adviser to Vestar, and served on the boards of several Vestar portfolio companies. He began his consulting career at Bain and Company, and went on from there to co-found Corporate Decisions, Inc. When that firm was acquired by Marsh and McLennan, Mr. Mundt became a Managing Director of Marsh and McLennan's financial consulting arm, Mercer Oliver Wyman.

        Daniel S. O'Connell joined our Board of Directors in June 2006. Mr. O'Connell is the Chief Executive Officer and founder of Vestar Capital Partners. Mr. O'Connell is currently a director of Birds Eye Foods, Inc., Radiation Therapy Services, Inc., Sunrise Medical, Inc., St. John Knits International, Inc., Solo Cup Company, The Sun Products Corp., companies in which Vestar or its affiliates have a significant equity interest. In addition, he is a Trustee Emeritus of Brown University.

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

Audit Committee Financial Expert

        As a debt-only issuer, we are not subject to listing standards requiring that we maintain an audit committee. Because we are not required to have an audit committee, we have not previously designated an audit committee financial expert. Ms. Lenehan was appointed to our audit committee on December 5, 2008, and the Board of Directors determined that she will be an audit committee financial expert beginning with the Company's SEC filings for the first quarter of fiscal 2009.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

         General Overview.    The Company is an indirect wholly owned subsidiary of NMH Investment. NMH Investment is beneficially owned by Vestar and certain affiliates, certain of our directors and members of our management team. Daniel O'Connell, James Elrod, Jr. and Kevin Mundt, each an employee of Vestar, are directors of the Company. Brian K. Ratzan, an employee of Vestar, was a director and a member of our Audit and Capital Allocation Committees until his resignation from our Board in March 2008. Jeffry A. Timmons was a director and a member of our Audit and Compensation Committees at the time of his death in April 2008. The Company's Compensation Committee currently consists of Mr. Elrod.

        In connection with the Merger on June 29, 2006, the Company entered into an amended and restated employment agreement with its president and chief executive officer, Edward Murphy. It also entered into severance agreements with its other executive officers, including Denis Holler, the Company's Executive Vice President and Chief Financial Officer, Bruce Nardella, the Company's Executive Vice President and Chief Operating Officer, Juliette Fay, the Company's Executive Vice President and Chief Development Officer, and David Petersen, the Company's Senior Vice President and Redwood Operating Group President. The compensation paid to the executive officers reflects negotiations at the time of the Merger, with adjustments for Messrs. Holler, Nardella and Petersen after their promotions during fiscal 2007. In addition, as part of the Merger, management invested approximately $11.6 million in Preferred Units and Class A Units in NMH Investment.

        Following the Merger, in January 2007, certain members of the Company's management, including the executive officers, were awarded grants of Class B, Class C and Class D Units in NMH Investment. Messrs. Holler and Nardella were awarded additional grants of Class B, Class C and Class D Units following their promotions in fiscal 2007. The Company's executive officers were awarded additional grants of Class B, Class C and Class D Units in August 2008. Throughout this analysis, Messrs. Murphy, Holler, Nardella and Petersen and Ms. Fay are referred to as the "named executive officers".

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

        The Company's executive compensation program is administered by the Compensation Committee (the "Committee") of the Company's Board of Directors. The role of the Committee is, among other things, to review and approve salaries and other compensation of the executive officers of the Company, to review and recommend equity grants under NMH Investment's equity plan, and to administer the annual cash incentive plan for all employees, including the executive officers.

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

  •
  other benefits.

        Our base salary structure is designed to recognize the contributions of our senior management team. Our annual bonuses are designed to reward executive officers for achievement of annual objectives tied to growth in EBITDA (with certain adjustments). Our equity component of compensation, in the form of equity units in NMH Investment, is designed to reward equity value creation. During fiscal 2008, at the direction of the Committee and consistent with its philosophy to provide competitive total compensation, the Company engaged an outside consultant to perform a market analysis of the total compensation paid to our executive officers compared to executive officers in comparable organizations. This study is still in progress and is expected to be completed and reviewed by the Committee during fiscal 2009. Set forth below is a description of each element, including why we have chosen to pay the element, how we determine the amount to be paid and how each compensation element and our decisions regarding how the element fits into our overall compensation objectives.

         Base Salary.    Base salary provides executives with a fixed amount of compensation paid on a regular basis throughout the year. The Compensation Committee's charter charges the Compensation Committee with reviewing and determining each executive's base salary on an annual basis. The named executive officers' base salaries were reviewed in connection with the closing of the Merger. In connection with the promotions of Messrs. Holler, Nardella and Petersen in fiscal 2007, Mr. Holler's salary increased from $220,000 to $275,000, Mr. Nardella's salary increased from $225,000 to $275,000, and Mr. Petersen's salary increased from $250,000 to $260,000, to reflect their increased duties. The promotions and increases were reviewed and approved by the Compensation Committee. Factors considered in increasing these base salaries included the new level and scope of responsibilities and a comparison with the base pay of the Company's other executive officers. The named executive officers' base salaries were reviewed again in September 2008 as required by the Committee's charter, and they were left unchanged.

         Annual Incentive Compensation.    In addition to base salary, each named executive officer participates in an annual cash incentive plan, which constitutes the variable, performance-based component of an executive's cash compensation. The objective of this element of executive compensation is to drive individual performance and the achievement of organizational goals. The plan provides the executive officers with the opportunity to earn significant annual cash bonuses. The annual incentive plan for fiscal 2008 was structured to provide incentive compensation based upon the Company's attainment of certain financial targets for the applicable fiscal year, which were approved by the Compensation Committee, and individual performance on quality. The incentive compensation payout opportunity for Messrs. Holler, Nardella and Petersen and Ms. Fay is 25 percent of base salary at the threshold performance level, 50 percent at target level and 75 percent at the maximum level. Mr. Murphy's amended and restated employment agreement entitles him to 50 percent, 100 percent, and 150 percent at the threshold, target and maximum levels, respectively.

        The achievement of the payout targets is challenging. For the named executive officers to receive any payout, the Company must achieve a minimum threshold of 92.5% of its adjusted EBITDA and revenue goals. For the named executive officers to receive their maximum payout, the Company must achieve at least 107.5% of its adjusted EBITDA and revenue goals. Payouts for performance levels between threshold and maximum are calculated based upon pro-ration/interpolation. Under the terms of the plan, the incentive compensation is calculated by first determining potential incentive compensation based on the achievement of the goals for EBITDA (weighted 75%) and revenue (weighted 25%). This initial amount can be reduced by 10% for failure to achieve the free cash flow goal, and by up to 100% for the failure to meet individual quality goals. It can also be increased from a discretionary pool, if any, that arises when there are reductions under the Plan for failure to meet goals. In November 2007, the Committee approved the following financial targets for fiscal 2008: adjusted EBITDA of approximately $115 million, revenue of approximately $997 million and free cash flows of $24.5 million. The Committee chose these targets as profitability continues to be a major objective of the Company, while the focus on revenue is meant to incentivize management to expand the Company's overall business and not just its EBITDA. Free cash flows are essential to repay debt and fund the Company's growth and investment in infrastructure, and quality is central to our mission and vital to ensure that profitability is achieved only through delivery of safe and effective services.

        This year, the Company fell short of meeting its financial goals, achieving only 93% of the adjusted EBITDA goal and 96.4% of the revenue goal. The Company achieved its goal for free cash flows. As a result, the named executive officers were eligible to receive 58.8% of the payout that was achievable had the targets been met.

         Equity-Based Compensation.    Long-term incentive compensation is provided in the form of non-voting equity units in the Company's indirect parent company, NMH Investment, pursuant to the NMH Investment 2006 Unit Plan. The plan allows certain officers, employees, non-employee directors and consultants of the Company to participate in the long-term growth and financial success of the Company through acquisition of equity interests in NMH Investment, including Class B, Class C, Class D and Class E Common Units of NMH Investment. The purpose of the plan is to promote the Company's long-term growth and profitability by aligning the interests of the Company's management with the interests of the ultimate parent of the Company and by encouraging retention. A pool of units was set aside for all employees, including the named executive officers, as part of the Merger and granted during the second quarter of fiscal 2007. Messrs. Holler and Nardella received grants of B, C and D units during fiscal 2007 in recognition of their promotions. The Company granted additional B, C and D units to the executive officers, including the named executive officers, during the fourth quarter of fiscal 2008.

        The B units time vest over 61 months. Assuming continued employment of the employee with the Company, 40 percent vest at the end of 37 months from the measurement date, and the remaining 60 percent vest monthly through the end of 61 months from the measurement date. Assuming continued employment, the C and D units time vest after three years, although the value of the C and D units depends on the achievement of certain performance-based conditions that relate to the Company's achievement of certain financial targets for fiscal 2007, fiscal 2008 and fiscal 2009, or the achievement of certain investment return conditions that relate to Vestar receiving a specified multiple of its investment in the event of a sale of the Company. The Company achieved the financial targets relating to the C units for fiscal 2007 and fiscal 2008. As a result, as of the end of fiscal 2008, two-thirds of the total potential value of the C units had been earned. The Company achieved the financial targets relating to the D units for fiscal 2007, but did not achieve the financial targets relating the D units for fiscal 2008. As a result, as of the end of fiscal 2008, one-third of the total potential value of the D units had been earned. If the investment return condition relating to the C units is met upon a sale of the Company, holders of C units would receive 100% of the total potential value of the C units, and if certain investment return conditions relating to the D units are met upon a sale of the Company, holders of D units would receive 50% (if greater than the percentage otherwise earned based on performance-based conditions) or 100% of the total potential value of the D units, depending on which threshold of investment return is achieved. In all cases, vesting depends upon continued employment. If an executive's employment is terminated, NMH Investment may repurchase the executive's units. The units will be purchased for the initial purchase price, or "cost", fair market value or a combination of the two, depending on the circumstances of departure and based on the relevant measurement date, as set out in the table below. The relevant measurement date for all units held by the named executive officers is June 29, 2006, the date of the Merger, except for the units issued upon Mr. Holler's and Mr. Nardella's promotions, for which the relevant measurement date is May 22, 2007.

	B units	B units	C and D units	C and D units	All units
Circumstances of departure	Termination without cause, or resignation for good reason	Resignation without good reason	Termination without cause, or resignation for good reason	Resignation without good reason	Termination for cause
1-12 months after relevant measurement date	Cost	Cost	Fair market value	Cost	Cost
13-36 months after relevant measurement date	Portion at fair market value increases ratably each month, from 20.00% to 59.10%	Cost	Fair market value	Cost	Cost
37-60 months after relevant measurement date	Portion at fair market value increases ratably each month, from 60.80% to 99.90%	Portion at fair market value increases ratably each month, from 40.00% to 99.94%	Fair market value	Fair market value	Cost
61 months or later after relevant measurement date	Fair market value	Fair market value	Fair market value	Fair market value	Cost

        The plan is administered by the Compensation Committee which recommends awards to the management committee of NMH Investment. The management committee determines, among other things, specific participants in the plan as well as the amount and value of any units awarded. In recommending the equity grants for the executive officers, the Compensation Committee considered and adopted the recommendations of Mr. Murphy regarding allocations to the executive officers. Mr. Murphy's recommendations were based on each executive officer's position and level of responsibility relative to the other executive officers.

         Deferred Compensation.    Under the National Mentor Holdings, LLC Executive Deferred Compensation Plan, the named executive officers receive an allocation to their account based on a percentage of base salary, as follows: Mr. Murphy, 13%; Messrs. Holler and Nardella and Ms. Fay, 11%; and Mr. Petersen, 9%. This allocation is made as of the end of the plan year, December 31, for service rendered during the prior fiscal year. The balances accrue interest at a rate set prior to the beginning of the plan year. The interest rate for plan years 2007 and 2008 was 6%. The plan is an unfunded, nonqualified deferred compensation arrangement, which provides deferred compensation to senior management. We may make discretionary contributions to the plan, although we did not do so in fiscal 2008. A participant's account balance is 100% vested and non-forfeitable and will be distributed to a participant following his or her retirement or termination from the Company, disability, death or at the Company's direction under certain circumstances.

        A 401(k) plan is available to eligible employees, including the named executive officers. Under the plan, we may make an annual discretionary matching contribution and/or profit-sharing contribution. To supplement the 401(k) plan, the National Mentor Holdings, LLC Executive Deferral Plan is available to highly compensated employees (as defined by Section 414(q) of the Internal Revenue Code), including the named executive officers. Participants may contribute up to 100 percent of salary and/or bonus earned during the plan year. This plan is a nonqualified deferred compensation arrangement and is coordinated with our 401(k) plan so as to maximize a participant's contributions and the Company's matching contributions to the 401(k) plan, with the residual remaining in the Executive Deferral Plan. Distributions are made upon a participant's termination of employment, disability, death, retirement or at a time specified by the participant when he or she makes a deferral election. Participants can elect to have distributions made in a lump sum or in monthly installments over a five-year period. A specific-date election may be made only in a lump sum. We have established a grantor trust to accumulate assets to provide for the obligations under the plan. Any assets of the grantor trust are subject to the claims of our general creditors.

         Severance and Change-in-Control Benefits.    As part of the Merger, the Company entered into an amended and restated employment agreement with Mr. Murphy and entered into severance agreements with each of the other named executive officers. Each of these agreements provides for severance benefits to be paid to the named executive officer if the Company terminates his or her employment without "cause" or he or she resigns for "good reason", each as defined in the applicable agreement. See "—Severance Agreements".

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

        In addition, upon a change in control of the Company any unvested B units will vest immediately, and any unvested C and D units may vest if certain investment return conditions are met. The Company believes that such accelerated vesting could align the interests of the named executive officers with the interests of the indirect parent of the Company in the event of a sale of the Company by encouraging the named executive officers to remain with the Company and enhancing their focus on the Company during a sale of the Company.

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

Respectfully submitted,

James L. Elrod, Jr.

Fiscal 2008 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)(a)	Equity Awards ($)(b)	Non-Equity Incentive Plan Compensation ($)(c)	Nonqualified Deferred Compensation Earnings ($)(d)	All Other Compensation ($)(e)	Total ($)
Edward M. Murphy	2008	350,000	123,624	205,719	466	53,615	733,424
President and Chief	2007	350,000	60,918	155,275	1,865	53,459	621,517
Executive Officer
Denis M. Holler	2008	275,000	111,602	84,352	323	36,610	507,887
Executive Vice President and	2007	239,039	57,742	122,002	32,948	29,754	481,485
Chief Financial Officer
Juliette E. Fay	2008	275,000	108,404	84,352	400	37,150	505,306
Executive Vice President and	2007	275,000	56,566	122,002	6,967	37,060	497,595
Chief Development Officer
Bruce F. Nardella	2008	275,000	111,413	84,352	325	36,610	507,700
Executive Vice President and	2007	242,308	54,566	130,244	8,026	30,037	465,181
Chief Operating Officer
David M. Petersen	2008	260,000	88,451	79,751	359	29,398	457,959
Senior Vice President and	2007	252,885	52,215	123,139	3,042	28,064	459,345
Redwood Operating Group
President

(a)
Includes individual's pre-tax contributions to health plans and contributions to retirement plans.

(b)
Figures represent compensation expense of equity awards under the NMH Investment, LLC Amended and Restated 2006 Unit Plan as reflected in the Company's financial statements under SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), except that no estimate of forfeitures is made for the individuals listed in this table. Please refer to Note 21 in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation expense of our equity awards.

(c)
Represents cash bonuses under our annual incentive compensation plan.

(d)
Represents earnings in excess of the applicable federal long-term rate under the Executive Deferred Compensation Plan and the Executive Deferral Plan.

(e)
All other compensation represents Company contributions credited to the Executive Deferred Compensation Plan, the Company match on executive contributions to the 401(k) plan and Executive Deferral Plan, which has been estimated for fiscal 2008 in advance of the actual determination. The fiscal 2007 amounts in this column were estimated at the time and have not been restated, as any differences were immaterial. Also included is Company paid parking and corresponding gross-ups, and imputed income on group term life insurance premiums. For fiscal 2008, the components of All Other Compensation were as follows:

	Contributions to Executive Deferred Compensation Plan	Company match on contributions to 401(k) and Executive Deferral Plan	Company paid parking	Group term life insurance
Edward M. Murphy	45,500	3,431	2,308	2,376
Denis M. Holler	30,250	3,431	2,285	621
Juliette E. Fay	30,250	3,431	2,285	1,161
Bruce F. Nardella	30,250	3,431	2,285	621
David M. Petersen	23,400	3,431	1,034	1,533

 Grants of Plan-Based Awards in Fiscal 2008

Estimated Possible Payouts Under Non-Equity Incentive Plan

Name	Threshold (a) ($)	Target (a) ($)	Maximum (a) ($)
Edward M. Murphy	175,000	350,000	525,000
Denis M. Holler	68,750	137,500	206,250
Juliette E. Fay	68,750	137,500	206,250
Bruce F. Nardella	68,750	137,500	206,250
David M. Petersen	65,000	130,000	195,000

(a)
Amounts represent potential payouts relating to fiscal 2008, based on current base compensation.

Estimated Future Payouts Under Equity Incentive Plan

Name	Grant Date (a)	Approval Date (b)	Target (#)	All Other Equity Awards: Number and Class of Units (#)(c)	Grant Date Fair Value of Equity Awards ($)(d)
Edward M. Murphy	8/22/08	7/31/08	—	664.13 B Units	$4,642.27
			696.90 C Units	—	$4,634.39
			26,095.96 D Units	—	$93,945.46
Denis M. Holler	8/22/08	7/31/08	—	664.13 B Units	$4,642.27
			696.90 C Units	—	$4,634.39
			21,723.95 D Units	—	$78,206.22
Juliette E. Fay	8/22/08	7/31/08	—	664.13 B Units	$4,642.27
			696.90 C Units	—	$4,634.39
			21,723.95 D Units	—	$78,206.22
Bruce F. Nardella	8/22/08	7/31/08	—	664.13 B Units	$4,642.27
			696.90 C Units	—	$4,634.39
			21,723.95 D Units	—	$78,206.22
David M. Petersen	8/25/08	7/31/08	—	664.13 B Units	$4,642.27
			696.90 C Units	—	$4,634.39
			15,603.14 D Units	—	$56,171.30

(a)
Date on which the restricted units were transferred to the named executive officer in connection with compensatory grants under the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended.

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

 Outstanding Equity Awards at Fiscal 2008 Year End

        Shares and stock options are not included in this table because none were issued during the fiscal year and none were outstanding at fiscal year-end.

	Equity Incentive Plan Awards
Name	Number and Class of Earned Equity Not Vested	Payout Value of Earned Units Not Vested(d)	Number and Class of Unearned Units Not Vested(#)	Payout Value of Unearned Units Not Vested($)(d)
Edward M. Murphy	664.13 Class B Units(a)	33.21	232.30 Class C Units(a)	6.97
	464.60 Class C Units(a)	13.94	17,397.31 Class D Units(a)	173.97
	8,698.65 Class D Units(a)	86.99	2,356.67 Class C Units(b)	70.70
	6,737.50 Class B Units(b)	336.88	4,993.33 Class D Units(b)	49.93
	4,713.33 Class C Units(b)	141.40
	2,496.67 Class D Units(b)	24.97
Denis M. Holler	664.13 Class B Units(a)	33.21	232.30 Class C Units(a)	6.97
	464.60 Class C Units(a)	13.94	14,482.63 Class D Units(a)	144.83
	7,241.32 Class D Units(a)	72.41	2,188.33 Class C Units(b)	65.65
	6,256.25 Class B Units(b)	312.81	4,636.67 Class D Units(b)	46.37
	4,376.67 Class C Units(b)	131.30	168.33 Class C Units(c)	5.05
	2,318.33 Class D Units(b)	23.18	356.67 Class D Units(c)	3.57
	481.25 Class B Units(c)	24.06
	336.67 Class C Units(c)	10.10
	178.33 Class D Units(c)	1.78
Juliette E. Fay	664.13 Class B Units(a)	33.21	232.30 Class C Units(a)	6.97
	464.60 Class C Units(a)	13.94	14,482.63 Class D Units(a)	144.83
	7,241.32 Class D Units(a)	72.41	2,188.33 Class C Units(b)	65.65
	6,256.25 Class B Units(b)	312.81	4,636.67 Class D Units(b)	46.37
	4,376.67 Class C Units(b)	131.30
	2,318.33 Class D Units(b)	23.18
Bruce F. Nardella	664.13 Class B Units(a)	33.21	232.30 Class C Units(a)	6.97
	464.60 Class C Units(a)	13.94	14,482.63 Class D Units(a)	144.83
	7,241.32 Class D Units(a)	72.41	2,020.00 Class C Units(b)	60.60
	5,775.00 Class B Units(b)	288.75	4,280.00 Class D Units(b)	42.80
	4,040.00 Class C Units(b)	121.20	336.67 Class C Units(c)	10.10
	2,140.00 Class D Units(b)	21.40	713.33 Class D Units(c)	7.13
	962.50 Class B Units(c)	48.13
	673.33 Class C Units(c)	20.20
	356.67 Class D Units(c)	3.57
David M. Petersen	664.13 Class B Units(a)	33.21	232.30 Class C Units(a)	6.97
	464.60 Class C Units(a)	13.94	10,402.09 Class D Units(a)	104.02
	5,201.05 Class D Units(a)	52.01	2,020.00 Class C Units(b)	60.60
	5,775.00 Class B Units(b)	288.75	4,280.00 Class D Units(b)	42.80
	4,040.00 Class C Units(b)	121.20
	2,140.00 Class D Units(b)	21.40

(a)
Granted in August 2008 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. Exact dates are specified above, under Grants of Plan-Based Awards. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is June 29, 2006. Assuming continued employment of the employee with the Company, 40 percent at the end of 37 months from the measurement date, and the remaining 60 percent vest monthly through the end of 61 months from the measurement date. The C and D Units vest three years after the measurement date. Vesting is explained in more detail above, under "Compensation Discussion and Analysis—Equity-Based Compensation".

(b)
Granted on January 12, 2007 (or, in the case of Mr. Petersen, on January 15, 2007) in connection with the initial compensatory grants under the NMH Investment, LLC 2006 Unit Plan. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is June 29, 2006. The B Units vest over five years and the C and D Units vest over three years, as explained in more detail above, under "Compensation Discussion and Analysis—Equity-Based Compensation".

(c)
Granted on August 14, 2007 in recognition of the named executive officer's promotion. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is May 22, 2007, the date of the promotions. The B Units vest over five years and the C and D Units vest over three years, as explained in more detail above, under "Compensation Discussion and Analysis—Equity-Based Compensation".

(d)
Payout value represents fair market value determined as of fiscal year-end, which is $0.05 per B unit, $0.03 per C unit and $0.01 per D unit. For purposes of calculating fair market value, we assumed transaction costs in a change in control of the Company.

Option Exercises and Stock Vested

        No options were issued, outstanding or exercised during fiscal 2008. For purposes of this disclosure item, no units were vested during fiscal 2008 such that value was realized, as NMH Investment could repurchase at cost the units of any executive who terminated his or her employment voluntarily during fiscal 2008. However, if an executive officer were terminated without cause or resigned for good reason as of the last day of the fiscal year, he or she would be entitled to receive fair market value for a portion of his or her units. See "Estimated Change-in-Control/Severance Payments" below.

Pension Benefits

        The Company has no pension plans.

Fiscal 2008 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)(a)(b)	Company Contributions in Last Fiscal Year ($)(b)(c)	Aggregate Earnings in Last Fiscal Year ($)(b)(d)	Aggregate Withdrawals/ Distributions ($)(e)	Aggregate Balance at Last Fiscal Year End ($)(f)
Edward M. Murphy	10,500	47,040	3,010	8,712	166,651
Denis M. Holler	13,548	31,790	(69,393)	—	447,821
Juliette E. Fay	23,798	31,790	(1,629)	—	167,130
Bruce F. Nardella	32,474	31,790	(20,033)	3,616	187,779
David M. Petersen	30,785	24,940	(4,054)	9,116	152,447

(a)
Represents amounts contributed to the Executive Deferral Plan during fiscal 2008. The Executive Deferral Plan is available to highly compensated employees to supplement the 401(k) plan. For details about the plan, see "Deferred Compensation", above.

(b)
All of the amounts reported under "Executive Contributions in Last Fiscal Year" and "Company Contributions in Last Fiscal Year" are reported as compensation for fiscal 2008 in the Summary Compensation Table. Under "Aggregate Earnings in Last Fiscal Year", the amounts in the

  Summary Compensation Table that were in excess of the applicable federal long-term rate are as follows:

Edward M. Murphy	$466
Denis M. Holler	323
Juliette E. Fay	400
Bruce F. Nardella	325
David M. Petersen	359
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

(d)
Represents the 6% return credited to the participant's account in the Executive Deferred Compensation Plan for balances in fiscal 2008, plus the executives' respective returns for amounts invested in the Executive Deferral Plan.

(e)
Represents amounts withdrawn from the Executive Deferral Plan and deposited into the executive's respective 401(k) account in accordance with IRS rules.

(f)
Represents aggregate balances in Executive Deferral Plan and Executive Deferred Compensation Plan for each executive as of fiscal year-end. Of the amounts in this column, the following amounts have been reported in the Summary Compensation Table for fiscal 2007.

Edward M. Murphy	$48,856
Denis M. Holler	26,866
Juliette E. Fay	33,606
Bruce F. Nardella	27,154
David M. Petersen	26,069

Severance Agreements

        Mr. Murphy entered into an amended and restated employment agreement with us at the time of the Merger. The initial term is three years, after which the agreement will renew automatically each year for a one-year term, unless terminated earlier by the parties. The employment agreement provides for a base salary of $350,000 per year, subject to review and adjustment from time to time, with an annual bonus from the incentive compensation plan equal to no less than Mr. Murphy's base salary if the Company reaches certain yearly determined performance objectives. Under the terms of the agreement, if Mr. Murphy is terminated by the Company without "cause" or Mr. Murphy resigns with "good reason", the Company is obligated to continue to pay him his base salary and targeted incentive compensation for two years following the date of such termination, as well as a pro rata incentive compensation amount for the year in which such termination occurs. The definition of "cause" includes the commission of fraud or embezzlement, an indictment or conviction for a felony or a crime involving moral turpitude, willful misconduct, violation of any material written policy of the Company, material neglect of duties, failure to comply with reasonable Board directives and material breach of any agreement with the Company or its securityholders or affiliates. The definition of "good reason" includes a material change in title, duties and responsibilities, a reduction in Officer's annual base salary or annual bonus opportunity (subject to certain exclusions), a material breach by the Company of the amended and restated employment agreement, and relocation of Mr. Murphy's principal place of work from its current location to a location that is beyond a 50-mile radius of such location.

        The employment agreement contains provisions pursuant to which Mr. Murphy has agreed not to disclose our confidential information. Mr. Murphy has also agreed not to solicit our employees or contractors, nor compete with us for a period of two years after his employment with us has been terminated.

        Messrs. Holler, Nardella and Petersen and Ms. Fay entered severance agreements with us at the time of the Merger. Pursuant to these agreements, in the event that the employment of any such employees is terminated by the Company without "cause" or the named executive officer resigns with "good reason", they will be entitled to (i) the payment of an aggregate amount equal to their base salary for one year, (ii) the payment of an amount equal to their annual cash bonuses earned in the year prior to their severance and (iii) continued coverage under our health, medical and welfare benefit plans for a period of one year from the date of termination. "Cause" and "good reason" are defined as such terms are defined in Mr. Murphy's amended and restated employment agreement. The severance agreements also contain provisions pursuant to which the executive officer agrees not to disclose our confidential information, solicit our employees or contractors or compete with us for a period of one year after his or her employment with us has been terminated.

Estimated Severance and Change-in-Control Payments

        Mr. Murphy's amended and restated employment agreement and the severance agreements of the named executive officers provide for severance benefits in the event of termination under certain circumstances. The following table shows the amount of potential severance benefits for the named executive officers pursuant to their employment or severance arrangements, assuming the named executive officer was terminated under circumstances qualifying for the benefits and that termination occurred as of September 30, 2008, our fiscal year-end. The table also shows the estimated present value of continuing coverage for the benefits and the amount that would be paid for the repurchase of the B, C and D units in NMH Investment, assuming a termination without cause.

Name	Salary ($)(a)	Bonus ($)(b)	Repurchase of Restricted B, C and D Units ($)(c)	Value of Continued Benefits ($)(d)	Total ($)
Edward M. Murphy	700,000	700,000	939	45,013	1,445,952
Denis M. Holler	275,000	122,002	895	20,188	418,085
Juliette E. Fay	275,000	122,002	851	2,559	400,412
Bruce F. Nardella	275,000	130,244	895	23,219	429,358
David M. Petersen	260,000	123,139	745	16,199	400,083

(a)
Under Mr. Murphy's employment agreement, salary continues for two years. For each of the other named executive officers, salary continues for one year. These amounts would be payable over time in accordance with the Company's regular payroll practices.

(b)
Mr. Murphy would receive an amount equal to his target annual bonus of 100 percent of base salary under the incentive compensation plan for two years after termination. Each of the other named executive officers would receive an amount equal to the actual annual bonus for the prior fiscal year. These amounts would be payable over time in accordance with the Company's regular payroll practices.

(c)
Represents the amount the executive officer would receive for the B, C and D units, including the original purchase price. The units may be called upon the executive officer's termination. Assuming a termination without cause on September 30, 2008, 45.50% of the B units would be purchased for fair market value as of September 30, with the remaining 54.50% purchased at the initial purchase price, in accordance with the applicable management unit subscription agreement. The C and D units would be purchased at fair market value. For purposes of calculating fair market value, we included transaction costs assuming a change in control of the Company. The purchase price may be paid in the form of a promissory note at the discretion of NMH Investment.

(d)
Mr. Murphy would continue to participate in health and welfare benefit plans at the Company's expense for two years. All other named executive officers would participate in the health and welfare benefit plans for one year. Amounts are estimated based on the respective named executive officer's current benefit elections.

        Neither Mr. Murphy's employment agreement nor the named executive officer's severance agreements contain provisions for payments upon a change of control of the Company. However, assuming a change of control occurred at September 30, 2008, the Company's fiscal year-end, under the governing documents, all of the B units would vest, two-thirds of the C units would vest and one-third of the D units would vest. The fair market value of each named executive officer's vested B, C and D units, plus the initial purchase price of the remaining unvested C and D units, would be as estimated in the following table.

Name	B Units($)	C Units ($)	D Units ($)	Total ($)
Edward M. Murphy	370.08	233.01	335.86	938.95
Denis M. Holler	370.08	233.01	292.14	895.23
Juliette E. Fay	346.02	217.86	286.79	850.67
Bruce F. Nardella	370.08	233.01	292.14	895.23
David M. Petersen	321.96	202.71	220.23	744.90

Director Compensation

        We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. We compensate our outside directors as set out in the table below. Mr. Murphy receives no additional compensation for his service as a director, apart from his compensation as President and Chief Executive Officer. Messrs. Elrod, O'Connell and Mundt are employees of Vestar and do not receive any additional compensation for their service as directors of the Company. Brian Ratzan, who served on the Board for part of the year, is also an employee of Vestar and received no additional compensation for his service.

Name	Fees Earned or Paid in Cash($)		Equity Awards ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation($)		Total ($)
Gregory T. Torres	100,000	(a)	—		594	(b)	258	(c)	100,852
Jeffry A. Timmons	14,000	(d)	—	(e)	—		—

(a)
Mr. Torres is paid a salary of $100,000 per year in accordance with his amended and restated employment agreement.

(b)
Represents earnings in excess of the applicable federal long-term rate. Mr. Torres continues to accrue interest on amounts credited to him in the Executive Deferred Compensation Plan during his service as the Company's President and Chief Executive Officer.

(c)
Represents imputed income on group term life insurance.

(d)
Dr. Timmons received a fee of $5,000 for each meeting of the Board of Directors that he attended in person and a fee of $1,000 for each meeting that he attended by phone and each committee meeting that he attended.

(e)
No compensation expense is reflected in the Company's financial statements in relation to Dr. Timmons' equity award. After his death, all of Dr. Timmons' compensation equity units were repurchased for the original purchase price, and the expense previously recorded was reversed.

Compensation Committee Interlocks and Insider Participation

        Mr. Elrod, who is currently the sole member of the Company's Compensation Committee, neither is nor has been an officer or employee of the Company. Mr. Elrod is a managing director of Vestar, which controls the Company. For a description of the transactions between us and Vestar, see Item 13. Apart from this relationship, Mr. Elrod has no relationship that would be required to be reported under Item 404 of Regulation S-K, nor did Dr. Timmons at the time of his death. Neither Mr. Elrod nor Dr. Timmons serves or served as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

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

        Beneficial ownership has been determined as of December 1, 2008 in accordance with the relevant rules and regulations promulgated under the Exchange Act.

Name and address of Beneficial Owner	Number of Class A Units(1)(2)	Percent of Class A Units
Vestar Capital Partners V, L.P.(3)	6,918,627	92.4%
Gregory T. Torres	25,000	*
Edward M. Murphy	130,000	1.7%
Denis M. Holler	40,169	*
Juliette E. Fay	41,750	*
Bruce F. Nardella	30,000	*
David M. Petersen	31,200	*
James L. Elrod, Jr.(4)	—	—
Pamela F. Lenehan(5)	—	—
Kevin A. Mundt(4)	—	—
Daniel S. O'Connell(4)	—	—
All directors and executive officers (15 persons)	415,637	5.5%

*
Less than 1.0%.

(1)
In addition, certain members of management own non-voting Preferred Units, Class B Units, Class C Units and Class D Units, which are not reflected in the table above. See "Certain Relationships and Related Party Transactions—Management Unit Subscription Agreements" for additional information.

(2)
The Preferred Units and 30% of Class A Units held by the management investors were vested with respect to appreciation immediately upon issuance, assuming continued employment with the Company, and the remaining 70% of Class A Units vest over time. See "Certain Relationships and Related Party Transactions—Management Unit Subscription Agreements" for additional information.

(3)
In addition, Vestar Capital Partners V, L.P. (the "Fund") owns 1,728,137 Preferred Units, representing approximately 96.8% of the Preferred Units, of NMH Investment. Vestar Associates V, L.P. is the general partner of the Fund, having voting and investment power over membership interests held or controlled by the Fund. Vestar Managers V, Ltd. ("VMV") is the general partner of Vestar Associates V, L.P. Each of Vestar Associates V, L.P. and VMV disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund. The address of Vestar Capital Partners V, L.P. is 245 Park Avenue, 41st Floor, New York, NY 10167.

(4)
Mr. O'Connell is the Chief Executive Officer of Vestar and Messrs. Elrod and Mundt are Managing Directors of Vestar. Each of Messrs. O'Connell, Elrod and Mundt disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund, except to the extent of his indirect pecuniary interest therein.

(5)
Ms. Lenehan was elected to the Board effective December 1, 2008, and has the right to subscribe for 2,750 Class A Common Units. We expect the issuance to close during the first quarter of fiscal 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Limited Liability Company Agreement

        Under the Third Amended and Restated Limited Liability Company Agreement (the "Limited Liability Company Agreement") of NMH Investment, by and among NMH Investment, Vestar, an affiliate of Vestar, the management investors and future parties to such agreement, the initial management committee consists of seven members elected by a plurality vote of all of the holders of NMH Investment's Class A Units. With the election of Pamela F. Lenehan, the management committee currently has six members. Any member of the management committee may be removed at any time by the holders of a majority of the total voting power of the outstanding Class A Units. The management committee currently consists of the same individuals as our board of directors.

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

Management Unit Subscription Agreements

        In connection with the Merger, NMH Investment entered into several agreements with management investors and with the Chairman, Mr. Torres, pursuant to which such investors subscribed for and purchased Preferred Units and Class A Units (which is the only class of voting equity interests in NMH Investment). The Preferred Units and 30% of the Class A Units were vested with respect to appreciation upon issuance. On July 5, 2007, NMH Holdings paid a dividend to its parent, NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its Preferred Units.

        In addition, NMH Investment has entered into agreements with management investors whereby such management investors purchased non-voting Class B Units, Class C Units and Class D Units. These units' right to share in an increase in value of NMH Investment will vest according to schedules that include various time and performance targets, investment return conditions and certain other events set forth in the management unit subscription agreement and NMH Investment's Limited Liability Company Agreement. The Class B Units vest over 61 months. Assuming continued employment of the employee with the Company, 40 percent vest at the end of 37 months from the grant date, and the remaining 60 percent vest monthly over the remainder of the term. Assuming continued employment, the Class C Units and Class D Units vest after three years, subject to certain performance conditions and/or investment return conditions being met or achieved. The performance conditions relate to the Company achieving certain financial targets for fiscal 2007, fiscal 2008 and fiscal 2009, and the investment return conditions relate to Vestar receiving a specified multiple on its investment upon a liquidation event. In the aggregate, Class B, Class C and Class D units represent the right to receive up to approximately an additional 9.4% of the increase in value of the common equity interests in NMH Investment. NMH Investment issued additional Class B, Class C and Class D Units to certain management investors during the fourth quarter of fiscal 2008.

        NMH Investment may be required to purchase all of a management investor's units in the event of such investor's disability, death or retirement. In addition, NMH Investment has the right to purchase all or a portion of a management investor's units upon the termination of such investor's active employment with the Company or its affiliates. The price at which the units will be purchased will vary depending on a number of factors, including (i) the circumstances of such termination of employment and on whether the management investor engages in certain proscribed competitive activities following employment, (ii) the length of time such units were held and (iii) the financial performance of NMH Investment over a certain specified time period. However, NMH Investment shall not be obligated to purchase any units at any time to the extent that the purchase of such units, or a payment to NMH Investment by one of its subsidiaries in order to fund such purchase, would result in a violation of law, a financing default or adverse accounting consequences, or if a financing default exists which prohibits such purchase or payment. From time to time, NMH Investment may enter into additional management subscription agreements with the management investors or additional members of management pursuant to which it may issue additional units.

Director Unit Subscription Agreements

        In connection with his election to our board of directors in December 2006, Jeffry A. Timmons entered into a Director Unit Subscription Agreement (the "DUSA"), among NMH Investment, himself, and Fiddlewood Farms Investments, LLC ("Fiddlewood"), a limited liability company controlled by Dr. Timmons and his spouse. Under the DUSA, Dr. Timmons subscribed for and assigned to Fiddlewood, the right to acquire specified amounts of Preferred Units, Class A Common Units and Class E Common Units of NMH Investment. Under the DUSA, Dr. Timmons invested approximately $125,319 in NMH Investment units. After Dr. Timmons' death in April 2008, NMH Investment purchased all of Dr. Timmons' units for a total of $73,777 which included an accretion of $2,664 earned on the Preferred Units. Previously, in July 2007, Dr. Timmons received a return of capital of $54,206 in connection with the NMH Holdings note transaction, which is described in note 12 to our consolidated financial statements included elsewhere in this report.

        In connection with her election to our board of directors, Pamela F. Lenehan was offered the opportunity to subscribe for specified amounts of Preferred Units, Class A Common Units and Class E Common Units of NMH Investment for an aggregate of $125,159. We expect the issuance to close during the second quarter of fiscal 2009.

Securityholders Agreement

        Pursuant to the Securityholders Agreement among NMH Investment, Vestar, an affiliate of Vestar, the management investors, Mr. Torres and any future parties to such agreement (collectively, the "Securityholders"), the units of NMH Investment beneficially owned by the Securityholders are subject to certain restrictions on transfer, as well as the other provisions described below.

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

        Prior to the earlier of (i) a sale of a majority of the equity or voting interests of NMH Investment, NMH Holdings, LLC or certain of their holding company subsidiaries, or in a sale of all or substantially all of the assets of NMH Investment and its subsidiaries, except for any transactions with a wholly-owned subsidiary of Vestar or of NMH Investment and (ii) the fifth anniversary of the date of purchase, the investors will be prohibited from transferring units to a third party, subject to certain exceptions.

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

Management Agreement

        Vestar and the Company are parties to a management agreement relating to certain advisory and consulting services rendered by Vestar. In consideration of those services, the Company has agreed to pay to Vestar an aggregate per annum management fee equal to the greater of (i) $850,000 and (ii) an amount per annum equal to 1.00% of the Company's consolidated earnings before depreciation, amortization, interest and taxes for each fiscal year before deduction of Vestar's fee, determined as set forth in the Company's senior secured credit facilities. The Company also agreed to pay Vestar a transaction fee equal to $7.5 million plus all out-of-pocket expenses incurred by Vestar prior to the completion of the Merger for services rendered by Vestar in connection with the consummation of the Merger. This transaction fee is recorded in goodwill and deferred financing in the September 30, 2006 balance sheet. The Company also agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate at such time as Vestar and its partners and their respective affiliates hold, directly or indirectly in the aggregate, less than 20% of the voting power of the Company's outstanding voting stock.

Indemnification Agreements

        The Company and NMH Holdings are parties to an indemnification agreement with each of the Company's directors and executive officers. Under the form of indemnification agreement, directors and executive officers are indemnified against certain expenses, judgments and other losses resulting from involvement in legal proceedings arising from service as a director or executive officer. NMH Holdings will advance expenses incurred by directors or executive officers in defending against such proceedings, and indemnification is generally not available for proceedings brought by an indemnified person (other than to enforce his or her rights under the indemnification agreement). If an indemnified person elects or is required to pay all or any portion of any judgment or settlement for which NMH Holdings is jointly liable, NMH Holdings will contribute to the expenses, judgments, fines and amounts paid in settlement incurred by the indemnified person in proportion to the relative benefits received by NMH Holdings (and its officers, directors and employees other than the indemnified person) and the indemnified person, as may, to the extent necessary to conform to law, be further adjusted by reference to the relative fault of the Company (and its officers, directors and employees other than the indemnified person) and the indemnified person in connection with the events that resulted in such losses, as well as any other equitable considerations which the law may require to be considered. The Company is a guarantor of NMH Holdings' obligations under this agreement.

Alliance Health and Human Services, Inc.

        Prior to joining the Company in September 2004, Edward Murphy, our President and Chief Executive Officer, was a member of the board of directors of Alliance Health and Human Services, Inc. and its President. Mr. Murphy had served in these capacities at Alliance since he founded it in 1999 and was instrumental in establishing and developing Alliance's service contracts with the Company to provide ARY services in states that prefer or choose not to enter into contracts with for-profit corporations. Upon joining the Company, Mr. Murphy resigned from all of his positions with Alliance and no longer has any financial interest in Alliance. Approximately 3% of our net revenues for fiscal 2008 are derived from contracts with Alliance.

Policies and Procedures for Related Party Transactions

        As a debt-only issuer, our related party transactions are generally reviewed by our board of directors, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

Director Independence

        Our board is currently composed of six directors: Gregory T. Torres and Edward M. Murphy, who are employed by the Company; Daniel S. O'Connell, James L. Elrod, Jr. and Kevin A. Mundt, who are employed by Vestar; and Pamela F. Lenehan. Of these directors, only Ms. Lenehan would likely qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Under Nasdaq Marketplace rules, we are considered a "controlled company" because more than 50% of our voting power is held by a single person. Accordingly, even if we were a listed company on Nasdaq, we would not be required by Nasdaq Marketplace rules to maintain a majority of independent directors on our board, nor would we be required by Nasdaq Marketplace rules to maintain a compensation committee or nominating committee comprised entirely of independent directors. No members of management serve on either the audit or compensation committees. Mr. Mundt and Ms. Lenehan serve on our audit committee and Mr. Elrod serves on our compensation committee.

Item 14.    Principal Accounting Fees and Services

        Aggregate fees for professional services rendered for us by Ernst & Young LLP for the years ended September 30, 2008 and 2007, were:

	2008	2007
	(in thousands)
Audit fees(1)	$979	$1,230
Audit related fees(2)	124	142
Tax fees(3)	219	125

Total fees	$1,322	$1,497

(1)
Audit fees primarily include professional services rendered for the audits of our consolidated financial statements and for our quarterly reviews, as well as, services related to other statutory and regulatory filings. Audit fees also include services rendered in connection with the offering of the senior floating rate toggle notes in fiscal 2007.

(2)
Audit related fees primarily include due diligence services and services related to financial reporting that are not required by regulation.

(3)
Tax fees primarily include professional services rendered for tax services during the fiscal year indicated.

Preapproval Policies and Procedures

        The Audit Committee preapproves all services provided by Ernst & Young LLP.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

        The following consolidated financial statements on pages F-1 through F-34 are filed as part of this report.

  •
  Consolidated Balance Sheets as of September 30, 2008 (Successor) and September 30, 2007 (Successor);

  •
  Consolidated Statements of Operations for the year ended September 30, 2008 (Successor), the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), and the period from October 1, 2005 through June 29, 2006 (Predecessor);

  •
  Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity for the year ended September 30, 2008 (Successor), the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), and the period from October 1, 2005 through June 29, 2006 (Predecessor);

  •
  Consolidated Statements of Cash Flows for the year ended September 30, 2008 (Successor), the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), and the period from October 1, 2005 through June 29, 2006 (Predecessor).

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
Date: December 22, 2008
	By:	/s/ EDWARD M. MURPHY Edward M. Murphy
	Its:	President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 22, 2008 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ GREGORY T. TORRES Gregory T. Torres	Chairman and Director
/s/ EDWARD M. MURPHY Edward M. Murphy	President and Chief Executive Officer (principal executive officer) and Director
/s/ DENIS M. HOLLER Denis M. Holler	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)
/s/ DANIEL S. O'CONNELL Daniel S. O'Connell	Director
/s/ JAMES L. ELROD, JR. James L. Elrod, Jr.	Director
/s/ KEVIN A. MUNDT Kevin A. Mundt	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006 (the "S-4")
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the "March 2007 10-Q")
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q
4.1	Indenture, dated as of June 29, 2006, by and among National Mentor Holdings, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the S-4
4.2	Supplemental Indenture, dated as of January 11, 2007, by and among National Mentor Holdings, Inc., Rockland Child Development Services, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to National Mentor Holdings, Inc. Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the "S-4/A")
4.3	Supplemental Indenture, dated as of August 1, 2008, by and among National Mentor Holdings, Inc., Transitional Services Sub, LLC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2008 (the "June 2008 10-Q")
4.4	Supplemental Indenture, dated as of October 1, 2008, by and among National Mentor Holdings, Inc., CareMeridian, LLC and U.S. Bank National Association, as trustee.	Filed herewith
4.5	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.1 of the S-4
10.1.1	Credit Agreement, dated June 29, 2006, among NMH Holdings, LLC, National MENTOR Holdings, Inc., the several lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of the S-4
10.1.2	First Amendment, dated February 28, 2007, to Credit Agreement, dated June 29, 2006.	Incorporated by reference to Exhibit 10.1.2 of the March 2007 10-Q

Exhibit No.	Description
10.2	Term Loan Agreement, dated May 20, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc., REM Arrowhead, Inc., REM Connecticut Community Services, Inc., REM Indiana, Inc., REM North Dakota, Inc., REM Wisconsin I, Inc., REM Wisconsin II, Inc., REM Wisconsin III, Inc., and certain other Borrowers, and BANK OF AMERICA, N.A.	Incorporated by reference to Exhibit 10.2 of the S-4
10.3
	Amendment No. 1 to Term Loan Agreement and Joinder Agreement, dated June 29, 2006, among NMH Holdings, LLC, National Mentor Holdings, Inc., National Mentor, Inc., REM Arrowhead, Inc., REM Connecticut Community Services, Inc., REM Indiana, Inc., REM North Dakota, Inc., REM Wisconsin, Inc., REM Wisconsin II, Inc., REM Wisconsin III, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.3 of the S-4
10.4*	Amended and Restated Employment Agreement, dated June 29, 2006, between National MENTOR Holdings, Inc. and Edward Murphy.	Incorporated by reference to Exhibit 10.4 of the S-4
10.5*	Amended and Restated Employment Agreement, dated June 29, 2006, between National MENTOR Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.5 of the S-4
10.6*	Form of Severance and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.10 of the S-4
10.7	Management Services Agreement, dated as of June 29, 2006, between National Mentor Holdings, Inc., National Mentor, Inc., NMH Investment, LLC, NMH Holdings, LLC and Vestar Capital Partners.	Incorporated by reference to Exhibit 10.11 of the S-4
10.8*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, amended and restated as of January 1, 2006.	Incorporated by reference to Exhibit 10.8 of National Mentor Holdings, Inc. Form 10-K for fiscal year ended September 30, 2007
10.9*	National Mentor Holdings, LLC Executive Deferral Plan, dated November 1, 2003.	Incorporated by reference to Exhibit 10.13 of the S-4
10.10*	The MENTOR Network Executive Leadership Incentive Plan.	Incorporated by reference to Exhibit 10.14 of the S-4
10.11*	The MENTOR Network Executive Leadership Incentive Plan for fiscal year ended September 30, 2007—Summary of Material Terms.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2007
10.12*	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A

Exhibit No.	Description
10.13*	Form of Director Unit Subscription Agreement.	Filed herewith
10.14*	NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.17 of the S-4/A
10.15*	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of the June 2008 Form 10-Q
10.16*	Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 8-K filed on December 10, 2008
21	Subsidiaries.	Filed herewith
31.1	Certification of principal executive officer.	Filed herewith
31.2	Certification of principal financial officer.	Filed herewith
32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

*
Management contract or compensatory plan or arrangement.

National Mentor Holdings, Inc.
Audited Consolidated Financial Statements

Contents

Audited Consolidated Financial Statements for the year ended September 30, 2008, the year ended September 30, 2007, the period from June 30, 2006 through September 30, 2006, and the period from October 1, 2005 through June 29, 2006.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of September 30, 2008 (Successor) and 2007 (Successor)	F-3

Consolidated Statements of Operations for the year ended September 30, 2008 (Successor), the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor) and the period from October 1, 2005 through June 29, 2006 (Predecessor).

F-4

Consolidated Statements of Redeemable Preferred Stock and Shareholders' Equity for the year ended September 30, 2008 (Successor), the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), and the period from October 1, 2005 through June 29, 2006 (Predecessor).

F-5

Consolidated Statements of Cash Flows for the year ended September 30, 2008 (Successor), the year ended September 30, 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), and the period from October 1, 2005 through June 29, 2006 (Predecessor).

F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Audit Committee of National Mentor Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of National Mentor Holdings, Inc. as of September 30, 2008 (Successor) and 2007 (Successor), and the related consolidated statements of operations, redeemable preferred stock and shareholders' equity, and cash flows for the years ended September 30, 2008 (Successor) and 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), and the period from October 1, 2005 through June 29, 2006 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mentor Holdings, Inc. at September 30, 2008 (Successor) and 2007 (Successor), and the consolidated results of its operations and its cash flows for the years ended September 30, 2008 (Successor) and 2007 (Successor), the period from June 30, 2006 through September 30, 2006 (Successor), and the period from October 1, 2005 through June 29, 2006 (Predecessor), in conformity with U.S. generally accepted accounting principles.

        As discussed in Notes 2 and 19 to the consolidated financial statements, effective October 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.

/s/ Ernst & Young LLP

Boston, Massachusetts
December 15, 2008

National Mentor Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30
	Successor
	2008	2007
Assets
Current assets
Cash and cash equivalents	$38,908	$29,373
Restricted cash	5,773	4,311
Accounts receivable, net of allowances of $5,057 and $5,091 at September 30, 2008 and 2007, respectively	113,933	116,476
Deferred tax assets, net	10,355	8,339
Prepaid expenses and other current assets	23,268	18,103

Total current assets	192,237	176,602
Property and equipment, net	144,233	137,972
Intangible assets, net	462,987	489,769
Goodwill	199,392	188,255
Other assets	17,584	20,030

Total assets	$1,016,433	$1,012,628

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$20,840	$22,534
Accrued payroll and related costs	59,146	55,436
Other accrued liabilities	52,437	37,340
Obligations under capital lease, current	201	248
Current portion of long-term debt	3,735	3,747

Total current liabilities	136,359	119,305
Other long-term liabilities	10,859	7,958
Deferred tax liabilities, net	122,103	127,034
Obligations under capital lease, less-current portion	1,806	179
Long-term debt, less current portion	508,178	512,121
Commitments and contingencies
Shareholders' equity
Common stock, $.01 par value; 1,000 shares authorized at September 30, 2008 and 2007, 100 shares issued and outstanding at September 30, 2008 and 2007	—	—
Additional paid-in capital	256,648	254,618
Accumulated other comprehensive loss, net of tax	(5,781)	(2,431)
Accumulated deficit	(13,739)	(6,156)

Total shareholders' equity	237,128	246,031

Total liabilities and shareholders' equity	$1,016,433	$1,012,628

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Operations

(Amounts in thousands)

	Successor			Predecessor
			Period From June 30 Through September 30 2006	Period From October 1 Through June 29 2006
	Year Ended September 30
	2008	2007
Net revenues	$962,929	$910,099	$208,881	$580,356
Cost of revenues	732,298	688,939	160,164	439,878

Gross profit	230,631	221,160	48,717	140,478
Operating expenses:
General and administrative	135,116	122,980	29,738	78,608
Stock option settlement	—	—	—	26,880
Transaction costs	—	—	—	9,136
Depreciation and amortization	51,625	50,748	11,714	17,539

Total operating expenses	186,741	173,728	41,452	132,163

Income from operations	43,890	47,432	7,265	8,315
Other income (expense):
Management fee of related party	(1,349)	(892)	(227)	(198)
Other expense, net	(875)	(416)	(60)	(177)
Interest income	684	1,060	256	646
Interest expense	(48,433)	(50,159)	(13,120)	(51,719)

Loss from continuing operations before income taxes	(6,083)	(2,975)	(5,886)	(43,133)
Benefit for income taxes	(177)	(483)	(2,222)	(11,347)

Loss from continuing operations	(5,906)	(2,492)	(3,664)	(31,786)
Loss from discontinued operations, net of tax	(1,329)	—	—	—

Net loss	$(7,235)	$(2,492)	$(3,664)	$(31,786)

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Redeemable Preferred Stock

and Shareholders' Equity

(Amounts in thousands, except share and per share amounts)

	Common Stock
			Additional Paid-in Capital	Deferred Compensation	Accumulated other Comprehensive Loss	Note Receivable From Officer	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount							Comprehensive Loss
Balance at September 30, 2005 (Predecessor)	10,203,109	102	42,252	(229)	—	(49)	(5,766)	36,310
Repurchase and retirement of common stock	(66,124)	(1)	—	—	—	—	(1,487)	(1,488)	—
Deferred compensation amortization related to Stock Options	—	—	—	59	—	—	—	59	—
Stock based compensation	—	—	525	—	—	—	—	525	—
Repayment of note receivable from officer	—	—	—	—	—	49	—	49	—
Net loss	—	—	—	—	—	—	(31,786)	(31,786)	(31,786)

Comprehensive loss	—	—	—	—	—	—	—	—	$(31,786)

Balance at June 29, 2006 (Predecessor)	10,136,985	$101	$42,777	$(170)	$—	$—	$(39,039)	$3,669

Equity contributions from NMH Investment, LLC	100	—	253,627	—	—	—	—	253,627
Other comprehensive loss related to interest rate swap, net of tax	—	—	—	—	(1,095)	—	—	(1,095)	(1,095)
Net loss	—	—	—	—	—	—	(3,664)	(3,664)	(3,664)

Comprehensive loss	—	—	—	—	—	—	—	—	$(4,759)

Balance at September 30, 2006 (Successor)	100	—	253,627	—	(1,095)	—	(3,664)	248,868

Parent capital contribution	—	—	142	—	—	—	—	142
Stock based compensation	—	—	849	—	—	—	—	849
Other comprehensive loss related to interest rate swap, net of tax	—	—	—	—	(1,336)	—	—	(1,336)	(1,336)
Net loss	—	—	—	—	—	—	(2,492)	(2,492)	(2,492)

Comprehensive loss	—	—	—	—	—	—	—	—	$(3,829)

Balance at September 30, 2007 (Successor)	100	$—	$254,618	$—	$(2,431)	$—	$(6,156)	$246,031

Stock based compensation	—	—	2,215	—	—	—	—	2,215
Parent capital contribution	—	—	3	—	—	—	—	3
Distribution to parent	—	—	(188)	—	—	—	—	(188)
Adoption of FIN 48	—	—	—	—	—	—	(348)	(348)
Other comprehensive loss related to interest rate swap, net of tax	—	—	—	—	(3,350)	—	—	(3,350)	(3,350)
Net loss	—	—	—	—	—	—	(7,235)	(7,235)	(7,235)

Comprehensive loss	—	—	—	—	—	—	—	—	$(10,585)

Balance at September 30, 2008 (Successor)	100	$—	$256,648	$—	$(5,781)	$—	$(13,739)	$237,128

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Successor			Predecessor
	Year Ended September 30,		Period From June 30 Through September 30 2006	Period From October 1 Through June 29 2006
	2008	2007
Operating activities
Net loss	$(7,235)	$(2,492)	$(3,664)	$(31,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable allowances	9,526	8,435	1,412	3,641
Depreciation and amortization of property and equipment	19,311	18,524	4,112	10,276
Amortization of other intangible assets	32,315	32,224	7,602	7,263
Amortization of deferred financing costs	3,388	3,185	743	8,634
Amortization of excess tax goodwill	—	—	—	305
Stock based compensation	2,215	849	—	583
Gain on disposal of business units	(52)	—	—	—
Loss on disposal of property and equipment	874	859	69	192
Loss from discontinued operations	2,119	—-	—-	—-
Asset impairment charge	—-	1,124	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,406)	(20,916)	(1,350)	(15,174)
Other assets	(5,508)	5,512	2,071	(10,548)
Accounts payable	(1,934)	1,296	(6,199)	11,755
Accrued payroll and related costs	3,661	5,151	(21,052)	34,688
Other accrued liabilities	5,549	2,571	(18,136)	23,107
Deferred taxes	(4,673)	(6,171)	(2,426)	(5,102)
Restricted cash	(1,462)	(1,807)	(925)	3,021
Other long-term liabilities	1,905	4,410	506	(124)

Net cash provided by (used in) operating activities	53,593	52,754	(37,237)	40,731
Investing activities
Cash paid for acquisitions, net of cash received	(14,895)	(25,074)	(5,378)	(30,400)
Cash paid for acquisition of predecessor company	—	—	(371,162)	—
Purchases of property and equipment	(26,105)	(19,662)	(5,821)	(9,976)
Cash proceeds from sale of business units	148	—	—	—
Cash proceeds from discontinued operations	340	—	—	—
Cash proceeds from sale of property and equipment	1,488	1,520	208	528

Net cash used in investing activities	(39,024)	(43,216)	(382,153)	(39,848)
Financing activities
Repayments of long-term debt	(3,957)	(4,498)	(315,058)	(10,608)
Repayments of capital lease obligations	(273)	(432)	(141)	(325)
Distribution to parent	(188)	—	—	—
Proceeds from officer notes	—	—	—	49
Proceeds from issuance of long-term debt	—	—	515,000	—
Parent capital contribution	3	142	253,627	—
Purchase and retirement of preferred and common stock	—	—	—	(1,488)
Payments of deferred financing costs	(619)	(1,888)	(20,095)	(650)

Net cash (used in) provided by financing activities	(5,034)	(6,676)	433,333	(13,022)
Net increase (decrease) in cash and cash equivalents	9,535	2,862	13,943	(12,139)
Cash and cash equivalents at beginning of period	29,373	26,511	12,568	24,707

Cash and cash equivalents at end of period	$38,908	$29,373	$26,511	$12,568

Supplemental disclosure of cash flow information
Cash paid for interest	$45,073	$47,716	$6,309	$49,530
Cash (paid) refunded for income taxes	$(153)	$7,431	$1,892	$(3,335)
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$1,805	$54	$—	$116

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2008

1. Basis of Presentation

        National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the "Company"), is a leading provider of home and community-based human services to individuals with intellectual and/or developmental disabilities, at-risk children and youth with emotional, behavioral or medically complex needs and their families, and persons with an acquired brain injury. Since the Company's founding in 1980, the Company has grown to provide services to more than 23,000 clients in 35 states and the District of Columbia. The Company designs customized service plans to meet the unique needs of its clients in home- and community-based settings. Most of the Company's services involve residential support, typically in small group home or host home settings, designed to improve the Company's clients' quality of life and to promote client independence and participation in community life. Other services that the Company provides include day programs, vocational services, case management, early intervention, family-based services, post-acute treatment and neurorehabilitation services, among others. The Company's customized services offer the Company's clients, as well as the payors for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

        On June 29, 2006, NMH MergerSub, Inc., a wholly owned subsidiary of NMH Investment, LLC, merged with and into the Company, and the Company was the surviving corporation (the "Merger"). Vestar Capital Partners V, L.P. ("Vestar"), certain affiliates of Vestar and members of management and certain of the Company's directors own NMH Investment, LLC and, therefore, own the Company.

        The term "successor" refers to the Company following the Merger and related transactions (the "Transactions") on June 29, 2006 and the term "predecessor" refers to the Company prior to these transactions. The operating and cash flows results for the predecessor period October 1, 2005 through June 29, 2006 reflect the operating results of the Company through June 30, 2006, as one day of operations is not deemed material to present separately.

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

        The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results may differ from the Company's estimates. These differences could be material to the financial statements.

        These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

2. Significant Accounting Policies (Continued)

Cash Equivalents

        The Company considers short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and overnight repurchase investments. The carrying value of cash equivalents approximates fair value due to their short-term maturity.

Restricted Cash

        Restricted cash consists of cash related to certain insurance coverage provided by the Company's captive insurance subsidiary. In addition, restricted cash includes funds provided from government payors restricted for client use.

Financial Instruments

        Financial instruments consist of cash and cash equivalents, receivables, accounts payable, certain accrued liabilities and debt. These instruments are carried at cost, which approximates their respective fair values. For additional information, see note 12.

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

        The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Accounts are currently guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250 thousand. The Company has not experienced any losses in such accounts.

Revenue Recognition

        Revenues are reported net of any state provider taxes or gross receipts taxes levied on services the Company provides. Revenues are also reported net of allowances for unauthorized sales and estimated sales adjustments by business units. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in the payment trends in each business unit. The Company follows Staff Accounting Bulletin 104, Revenue Recognition (SAB 104), which requires that revenue can only be recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is probable.

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

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

2. Significant Accounting Policies (Continued)

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

Cost of Revenues

        The Company classifies expenses directly related to providing services as cost of revenues, except for depreciation and amortization related to cost of revenues, which are shown separately in the consolidated statements of operations. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to Mentors, residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food and medicine and transportation costs for clients requiring services.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. The Company provides for depreciation using straight-line methods over the estimated useful lives of the related assets. Estimated useful lives for buildings are 30 years. The useful lives of computer hardware and software are three years, the useful lives for furniture and equipment range from three to ten years, and the useful lives for vehicles are five years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the useful life of the property and the leasehold amortization is included in depreciation expense. Capital lease assets are amortized over the lesser of the lease term or the useful life. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

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

Accounts Receivables

        Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers and commercial insurance companies. An estimated allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in the Company's assessment of the collectibility of accounts

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

2. Significant Accounting Policies (Continued)

receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue in the consolidated statement of operations in the period of the change in estimate.

Accruals for Self-Insurance

        The Company maintains professional and general liability, workers' compensation, automobile liability and health insurance policies that include self-insured retentions. The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers compensation, automobile and professional and general liability programs are based on actuarially determined estimates. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. As such, these changes in estimates are recorded as charges or credits to the consolidated statement of operations in a period subsequent to the change in estimate.

Goodwill and Intangible Assets

        Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the Company reviews costs of purchased businesses in excess of net assets acquired (goodwill), and indefinite-life intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner.

        The Company is required to test goodwill on a reporting unit basis. The Company uses a fair value approach to test goodwill for impairment and recognizes an impairment charge for the amount, if any, by which the carrying amount of goodwill exceeds fair value. The impairment test for indefinite-life intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset were less than its carrying value, an impairment loss would be recognized in an amount equal to the difference. Fair values are established using discounted cash flow and comparative market multiple methods. The Company conducts the annual impairment test on July 1 of each year, and as of the date of the last test, there was no impairment and there have been no indicators of impairment since the date of the test.

        Discounted cash flows are based on management's estimates of the Company's future performance. As such, actual results may differ from these estimates and lead to a revaluation of the Company's goodwill and intangible assets. If updated calculations indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge would be recorded in the consolidated statement of operations in the period of the change in estimate.

        Pursuant to SFAS 141, Business Combinations (SFAS 141), assets acquired and liabilities assumed are recorded at their respective fair values.

Impairment of Long-Lived Assets

        Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

2. Significant Accounting Policies (Continued)

asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes. Valuation allowances on deferred tax assets are estimated based on the Company's assessment of the realizability of such amounts.

        On October 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders' equity as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

        The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on the Company's debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statement of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income (loss) as a change to shareholders' equity, net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability in the Company's consolidated balance sheet.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

2. Significant Accounting Policies (Continued)

Stock-Based Compensation

        The Company applies the provisions of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), to account for share-based payments to employees. NMH Investment, LLC ("NMH Investment") adopted an equity-based plan, and issued units of limited liability company interests pursuant to such plan. The units are limited liability company interests and are available for issuance to employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the Company's financial performance, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B and Class E units vest over a five year service period. The Class C and Class D units vest based on certain performance and/or investment return conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, will be recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.

Reclassifications

        Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

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

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), replacing SFAS 141, Business Combinations (SFAS 141). SFAS 141R retains the

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

2. Significant Accounting Policies (Continued)

fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. SFAS 141R also establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. With the adoption of SFAS 141R, the Company's accounting for business combinations will change on a prospective basis beginning in the first quarter of fiscal 2010.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (SFAS 161), which expands the disclosure requirements in SFAS 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its consolidated financial position, results of operations and cash flows.

3. Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income (SFAS 130), requires classifying items of other comprehensive income (loss) by their nature in a financial statement and displaying the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The Company's other comprehensive loss includes the unrealized losses on derivatives designated as cash flow hedges.

	Successor
				Predecessor
	Year Ended September 30
			Period From June 30 Through September 30 2006	Period From October 1, Through June 29 2006
(in thousands)	2008	2007
Net loss	$(7,235)	$(2,492)	$(3,664)	$(31,786)
Changes in unrealized losses on derivatives	(5,623)	(2,244)	(1,838)	—
Income tax effect	2,273	907	743	—

Comprehensive loss	$(10,585)	$(3,829)	$(4,759)	$(31,786)

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

4. Acquisitions

2008

        During fiscal 2008, the Company acquired Transitional Services, Inc. ("TSI") for approximately $9.0 million in cash. TSI provides residential services to individuals with intellectual and/or developmental disabilities in central and southern Indiana.

        The operating results of TSI are included in the consolidated statements of operations from the date of acquisition. The Company accounted for the acquisitions under the purchase method of accounting in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets on a preliminary basis, with the residual being allocated to goodwill. The aggregate purchase price for TSI has been initially allocated as follows:

(in thousands)
Accounts receivable, net	$943
Other assets, current and long-term	21
Property and equipment	62
Identifiable intangible assets	6,902
Goodwill	1,696
Accounts payable and accrued expenses	(607)

$9,017

        The intangible assets consist of $6.6 million of agency contracts which have a useful life of nine years, $0.2 million of trade name which has a useful life of seven years, and $0.2 million of licenses and permits which have a useful life of ten years.

2007

        During fiscal 2007, the Company acquired six companies engaged in behavioral health and human services. Aggregate consideration for these acquisitions was approximately $24.8 million.

        The operating results of the acquired entities are included in the consolidated statements of operations from the dates of acquisition. The Company accounted for the acquisitions under the purchase method of accounting in accordance with SFAS 141. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

4. Acquisitions (Continued)

specifically identified intangible assets, with the residual being allocated to goodwill. The aggregate purchase price was allocated as follows:

(in thousands)
Accounts receivable, net	$4,291
Other assets, current and long-term	52
Property and equipment	338
Identifiable intangible assets	15,235
Goodwill	5,679
Accounts payable and accrued expenses	(811)

$24,784

5. Discontinued Operations and Assets Held for Sale

        In fiscal 2008, the Company sold the business it had operated under the name of Integrity Home Health Care ("Integrity") and its business operation in the state of Oklahoma ("Oklahoma Mentor") and, in accordance with SFAS 144, recognized a loss from discontinued operations of $2.1 million, or $1.3 million after taxes. Integrity and Oklahoma Mentor's results of operations and net assets were immaterial both individually and in the aggregate and, as a result, the results of operations and financial position were not reported separately as discontinued operations for the periods presented. All assets and liabilities related to Integrity and Oklahoma Mentor were disposed of as of September 30, 2008.

        Subsequent to September 30, 2008, the Company adopted a plan to sell REM Health, Inc., REM Health of Wisconsin, Inc., and REM Health of Iowa, Inc. (together "REM Health") in fiscal 2009. The assets of REM Health consist of approximately $5.3 million of goodwill and intangible assets as of September 30, 2008 and will be classified as assets held for sale in the first quarter of fiscal 2009 in accordance with SFAS 144.

6. Goodwill

        The Company accounts for goodwill in accordance with SFAS 142 which requires goodwill to be tested for impairment on an annual basis, unless significant changes in circumstances indicate a potential impairment may have occurred sooner, and written down when impaired. The Company performed its annual test of impairment of goodwill as of July 1, 2008, and based on the results of the first step of the goodwill impairment test, the Company determined that no impairment had taken place. The fair value of each reporting unit (the Company's two operating groups: the Cambridge Operating Group and the Redwood Operating Group) exceeded their respective carrying value, and therefore, the second step of the goodwill impairment test was not necessary.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

6. Goodwill (Continued)

        The changes in goodwill for the years ended September 30, 2008 and 2007 are as follows:

	Successor
(in thousands)	2008	2007
Balance as of October 1	$188,255	$184,375
Goodwill acquired through acquisitions	1,696	5,679
Adjustments to goodwill, net	10,033	(1,799)
Goodwill written off related to disposal of business units	(592)	—

Balance as of September 30	$199,392	$188,255

        The adjustments to goodwill in fiscal 2008 primarily include an adjustment of $12.0 million related to the earnout payment associated with the CareMeridian acquisition. The remaining adjustments are related to the finalization of the purchase price for acquisitions.

        The adjustments to goodwill in fiscal 2007 primarily include an adjustment of $5.5 million related to the earnout payment associated with the CareMeridian acquisition and an adjustment of $4.8 million related to the Company completing the valuation of its real estate assets. The remaining adjustments are related to the finalization of the purchase price for acquisitions.

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

        Intangible assets consist of the following as of September 30, 2008:

(in thousands) Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	14 years	$431,989	$59,108	$372,881
Non-compete/non-solicit	3 years	336	150	186
Relationship with contracted caregivers	7 years	12,887	3,168	9,719
Trade names	8 years	3,351	726	2,625
Trade names	Indefinite life	47,700	—	47,700
Licenses and permits	8 years	38,471	8,595	29,876

		$534,734	$71,747	$462,987

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

7. Intangible Assets (Continued)

        Intangible assets consist of the following as of September 30, 2007:

(in thousands) Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
Agency contracts	15 years	$426,508	$32,645	$393,863
Non-compete/non-solicit	4 years	337	44	293
Relationship with contracted caregivers	8 years	13,071	1,732	11,339
Trade names	8 years	3,361	412	2,949
Trade names	Indefinite life	47,700	—	47,700
Licenses and permits	9 years	38,396	4,771	33,625

		$529,373	$39,604	$489,769

        Amortization expense for the years ended September 30, 2008 and 2007, and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 was $32.3 million, $32.2 million, $7.6 million and $7.3 million, respectively. The weighted average remaining life of amortizable intangible assets is approximately fourteen and fifteen years for fiscal 2008 and 2007, respectively.

        The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

(in thousands) Year ending September 30,
2009	$32,837
2010	32,836
2011	32,817
2012	32,492
2013	32,394
Thereafter	251,911

$415,287

        During the assessment of long-lived assets that was performed in fiscal 2007, the Company determined that its intellectual property model and certain of its agency contracts were impaired. The Company recorded a $1.1 million impairment charge, which was recognized and measured in accordance with SFAS 144 and is included in general and administrative expense in the consolidated statements of operations.

        In fiscal 2007, the Company determined that its intellectual property interest in the Bertell Model, which is a psycho-educational, systemic intervention model acquired in connection with the acquisition of Family Advocacy Services in December 2002, was impaired. Based on management's analysis, the Company determined it will not leverage the experience gained from the Bertell Model and will not expand into other states with similar type schools. As a result, in fiscal 2007, the Company recorded a pretax impairment charge of $0.5 million related to the Bertell Model.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

7. Intangible Assets (Continued)

        In certain states, namely North Carolina, Ohio, Pennsylvania, Indiana, Texas and Illinois, the Company has management agreements with subsidiaries of Alliance Health and Human Services, Inc. ("Alliance"). See note 8 for disclosures with respect to the Company's relationship with Alliance. During fiscal 2007, the Company terminated its agreements with Alliance in the states of Massachusetts and South Carolina, and the Company currently contracts directly with these state agencies. As a result, the value associated with the Massachusetts and South Carolina Alliance contracts was considered impaired as the relationship with Alliance no longer exists in those states. The Company recorded a pretax impairment charge of $0.4 million and $0.2 million, respectively, in fiscal 2007 related to the Massachusetts and South Carolina Alliance agreements.

8. Significant Contractual Arrangements

        The Company has several management agreements with subsidiaries of Alliance, an unrelated party. Alliance is a not-for-profit organization that contracts directly with state government agencies. The Company provides clinical and management services in accordance with the terms of its agreements with Alliance. The Company does not have an ownership interest in, and does not have legal control over, nor does it exert control over Alliance.

        Total revenue derived by the Company from contracts with Alliance was approximately $32.6 million, $39.9 million, $11.2 million and $31.5 million, for the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006, respectively. The net amount due from Alliance in connection with the services provided by the Company under the contracts at September 30, 2008 and 2007 was approximately $6.3 million and $6.8 million, respectively, and is included in accounts receivable in the accompanying consolidated balance sheets.

9. Property and Equipment

        Property and equipment consists of the following at September 30:

	Successor
(in thousands)	2008	2007
Buildings and land	$107,133	$104,306
Vehicles	25,803	19,754
Furniture and fixtures	14,521	12,360
Computer hardware and software	19,069	9,597
Leasehold improvements	8,405	5,606
Office and telecommunication equipment	6,507	5,187
Construction in progress	987	2,788

	182,425	159,598
Less accumulated depreciation and amortization	(38,192)	(21,626)

Property and equipment, net	$144,233	$137,972

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

9. Property and Equipment (Continued)

        Depreciation and amortization expense for the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 was $19.3 million, $18.5 million, $4.1 million and $10.3 million, respectively.

10. Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consists of the following at September 30:

	Successor
(in thousands)	2008	2007
Prepaid insurance	$11,320	$6,261
Other	11,948	11,842

Prepaid expenses and other current assets	$23,268	$18,103

11. Other Accrued Liabilities

        Other accrued liabilities consists of the following at September 30:

	Successor
(in thousands)	2008	2007
Earnout payment(1)	$12,000	$5,513
Accrued swap valuation liability	9,705	4,082
Other	30,732	27,745

Other accrued liabilities	$52,437	$37,340

(1)
The earnout payment relates to the Company's CareMeridan acquisition. This amount is calculated in accordance with the related Asset Purchase Agreement and the earnout was paid in the first quarter of fiscal 2009.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

12. Long-term Debt

        The Company's long-term debt consists of the following:

(in thousands)	September 30, 2008	September 30, 2007
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013
—fixed interest rate of 7.32%	$137,844	$194,250
—fixed interest rate of 6.89%	183,930	132,466
—variable interest rate of 5.71% and 7.20% at September 30, 2008 and 2007, respectively	5,689	4,096
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (6.50% and 9.25% at September 30, 2008 and 2007, respectively)	4,450	5,056

	511,913	515,868
Less current portion	3,735	3,747

Long-term debt	$508,178	$512,121

        The Company's senior credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the "term B loan"), a $125.0 million senior secured revolving credit facility (the "senior revolver") and a $20.0 million senior secured synthetic letter of credit facility. Any amounts outstanding under the senior revolver are due June 29, 2012. As of September 30, 2008, the Company had not borrowed under the senior revolver. The $335.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end, beginning with the year ended September 30, 2007, equal to an amount ranging from 0-50% of a calculated amount, depending on the Company's leverage ratio, if the Company generates certain levels of cash flow.

        The variable interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company's option. The interest rate on the term B loan outstanding at September 30, 2008 was equal to LIBOR plus 2.00%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 2.25% or Prime plus 1.25%, at the Company's option, and subject to reduction depending on the Company's leverage ratio. Cash paid for interest amounted to approximately $45.1 million, $47.7 million, $6.3 million and $49.5 million for the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006, respectively.

        In connection with the Transactions, the Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the "senior subordinated notes").

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

12. Long-term Debt (Continued)

        The Company is exposed to changes in interest rates as a result of its outstanding variable rate debt. To reduce the interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006 and fixed the interest rate on approximately $113.3 million of its remaining $335.0 million term B loan, effective as of August 31, 2007. In total, as of September 30, 2008, the Company fixed the interest rate on approximately $321.8 million of its $327.5 million term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

	Agreement		30-Sept-08		30-Sept-09		30-Sept-10
(in thousands) Interest Swap effective date	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate
August 31, 2006(1)	$221,200	5.32%	$137,844	5.32%	$88,988	5.32%	—	—
August 31, 2007(1)	113,297	4.89%	183,930	4.89%	220,117	4.89%	—	—
Variable rate debt			5,689	—	15,008	—	320,763	—

Total term B loan			$327,463	—	$324,113	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans.

        The swap is a derivative and is accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at September 30, 2008, was approximately $9.7 million, or approximately $5.8 million after taxes. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions.

        Since the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship does not qualify for use of the shortcut method under SFAS 133. Therefore, the effectiveness of the hedge relationships is assessed on a quarterly basis during the term of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness. The entire change in fair market value is recorded in shareholders' equity, net of tax, on the consolidated balance sheets as other comprehensive loss.

        The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on the Company's ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and require the Company to meet or exceed certain financial ratios. At September 30, 2008, management of the Company believes that the Company is in compliance with all covenants.

        The priority with regard to the right of payment on the Company's debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company's long-term debt.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

12. Long-term Debt (Continued)

The senior credit facilities are secured by substantially all of the assets of the Company, the term loan mortgage facility is secured by certain buildings and land of the Company and the senior subordinated notes are guaranteed by the Company and its subsidiaries, except for the captive insurance subsidiary. The results and operations of the captive insurance subsidiary are not material to the Company's consolidated results.

        The consolidated balance sheets as of September 30, 2008 and 2007 include deferred financing costs of approximately $22.8 million and $22.2 million, respectively, related to the 2006 refinancing: $3.2 million in current assets (under Prepaid expenses and other current assets) and $19.5 million at September 30, 2008 and $19.0 million at September 30, 2007 in other long-term assets (under Other assets). The Company incurred amortization expense of $3.4 million, $3.2 million, $0.7 million and $8.6 million for the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006, respectively. Amortization of these deferred financing costs is included in interest expense in the consolidated statements of operations.

        Annual maturities of the Company's long-term debt for the years ending September 30 are as follows.

        Amounts due at any year end may increase as a result of the provision in the new senior credit agreement that requires a prepayment of a portion of the outstanding term loan amounts if the Company generates certain levels of cash flow.

(in thousands)
2009	$3,735
2010	7,415
2011	3,350
2012	3,350
2013	314,063
Thereafter	180,000

Total	$511,913

        On July 5, 2007, NMH Holdings, Inc. ("NMH Holdings"), the Company's indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes due 2014 (the "NMH Holdings notes"). The NMH Holdings notes are unsecured and are not guaranteed by the Company or any of its subsidiaries or affiliates, and thus, are not recognized in the Company's consolidated financial statements.

        Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings has paid all of the interest payments to date on these notes entirely in PIK Interest. For any interest payment through June 15, 2012, NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") or (c) 50% in cash and 50% in PIK Interest. After June 15, 2012, NMH Holdings will be required to pay all interest on the NMH Holdings notes in cash. NMH Holdings currently expects to elect to pay entirely PIK Interest through June 15, 2012.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

12. Long-term Debt (Continued)

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

13. Capital Leases

        The Company leases certain facilities and vehicles under various non-cancellable capital leases that expire at various dates through fiscal 2025. Assets acquired under capital leases with an original cost of $2.5 million and $0.8 million and related accumulated amortization of $0.5 million and $0.4 million are included in property and equipment for the years ended September 30, 2008 and 2007, respectively. Amortization expense for the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 was $0.3 million, $0.4 million and $0.1 million and $0.3 million, respectively.

        The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30, 2008:

(in thousands)
2009	$201
2010	131
2011	56
2012	61
2013	67
Thereafter	1,491

Total minimum lease payments	$2,007

        Interest expense on capital leases during the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 was $0.1 million, $29 thousand , $10 thousand and $29 thousand, respectively.

14. Shareholders' Equity

Common Stock

        As of September 30, 2008 and 2007, the Company has 1,000 shares of $0.01 par value common stock authorized and 100 shares issued and outstanding. All of the outstanding shares are held by NMH Investment.

Dividends

        The holders of common stock are entitled to receive dividends when and as declared by the Company's Board of Directors.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

14. Shareholders' Equity (Continued)

Voting

        The holders of common stock are entitled to one vote per share.

15. Employee Savings and Retirement Plans

        The Company has a multi-company plan (the "Plan") which covers all of its wholly owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its subsidiaries. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of approximately $4.3 million, $3.8 million, $0.4 million and $4.1 million for the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006, respectively.

        The Company has two deferred compensation plans: (1) the National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for certain highly compensated employees in which the Company contributes to the executive's account a percentage of the executive's base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.3 million, $0.3 million, $0.1 million and $0.2 million for the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006, respectively. The unfunded accrued liability is $1.4 million and $1.0 million as of September 30, 2008 and 2007, respectively, and is included in other long-term liabilities on the Company's consolidated balance sheets (2) the National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $1.0 million, $0.8 million, $0.4 million and $0.5 million to this plan for the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006, respectively. The accrued liability related to this plan is $2.2 million and $1.8 million as of September 30, 2008 and 2007, respectively, and is included in other long-term liabilities on the Company's consolidated balance sheets. In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company purchased Company Owned Life Insurance ("COLI") policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. As of both September 30, 2008 and 2007, the cash surrender value of the COLI policies is $1.8 million and is included in other assets on the Company's consolidated balance sheets.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

16. Related Party Transactions

Management Agreements

Predecessor

        In March 2001, the Company entered into a management services agreement with Madison Dearborn Partners ("MDP"), the majority stockholder of the predecessor Company, under which MDP performed certain management, financing and strategic functions as directed by the Company's Board of Directors for an annual fee of $250 thousand plus out-of-pocket expenses. During the period from October 1, 2005 through June 29, 2006, the Company incurred $0.2 million of management fees and expenses under such agreement.

Successor

        On June 29, 2006, the Company entered into a management agreement with Vestar relating to certain advisory and consulting services for an annual fee equal to the greater of (i) $850 thousand or (ii) an amount equal to 1.0% of the Company's consolidated earnings before interest, taxes, depreciation, amortization and management fees for each fiscal year determined as set forth in the new senior credit facilities. As part of the management agreement, the Company also paid Vestar a transaction fee of approximately $7.5 million for services rendered in connection with the consummation of the Transactions. This transaction fee was allocated between goodwill and deferred financing costs in the September 30, 2006 consolidated balance sheet. As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. During the years ended September 30, 2008 and 2007 and the period from June 30, 2006 through September 30, 2006, the Company incurred $1.3 million, $0.9 million and $0.2 million, respectively, of management fees and expenses under such agreement.

Office Lease Agreements

        The Company leases several offices and homes from its employees, or from relatives of employees, primarily in the states of Minnesota, California and Nevada, which have various expiration dates extending out as far as May 2016. The Company incurred approximately $2.4 million, $2.2 million, $0.5 million and $0.4 million in rent expense for the years ended September 30, 2008 and September 30, 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006, respectively, related to these leases. The leases in California and Nevada are a result of the CareMeridian acquisition on May 31, 2006.

17. Operating Leases

        The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2025. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

17. Operating Leases (Continued)

Company's option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense for the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 was $40.3 million, $36.8 million, $8.5 million and $22.8 million, respectively.

        Future minimum lease payments for noncancelable operating leases for the years ending September 30 are as follows:

(in thousands)
2009	$31,366
2010	24,799
2011	20,336
2012	14,311
2013	10,752
Thereafter	18,379

$119,943

18. Accruals for Self-Insurance and Other Commitments and Contingencies

        The Company maintains professional and general liability, workers' compensation, automobile liability and health insurance policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Professional and general liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate. In connection with the Merger, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre- Merger periods. For workers' compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis.

        Beginning November 1, 2005, the Company's self-insured portion of professional and general liability claims was transferred into the Company's wholly-owned subsidiary captive insurance company. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

        The Company issued approximately $23.0 million in standby letters of credit as of September 30, 2008 related to the Company's workers' compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility. The availability under our senior secured revolving credit facility was reduced by $3.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

18. Accruals for Self-Insurance and Other Commitments and Contingencies (Continued)

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

19. Income Taxes

        The benefit for income taxes consists of the following:

	Successor			Predecessor
(in thousands)	Year Ended September 2008	Year Ended September 30 2007	Period From June 30 Through September 30 2006	Period From October 1 Through June 29 2006
Current:
Federal	$690	$2,297	$(7)	$(7,086)
State	1,278	2,389	211	840

Total current taxes payable (benefit)	1,968	4,686	204	(6,246)
Net deferred tax benefit	(2,145)	(5,169)	(2,426)	(5,101)

Income tax benefit	$(177)	$(483)	$(2,222)	$(11,347)

        The Company (paid) received income taxes during the year ended September 30, 2008, the year ended September 30, 2007, the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006 of $(0.1) million, $7.4 million, $1.9 million and $(3.3) million, respectively. The Company has received approximately $10.4 million; $1.5 million by September 30, 2006 and $8.9 million by September 30, 2007, from the federal government due to a carryback of the net operating loss for the period from October 1, 2005 through June 29, 2006.

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

19. Income Taxes (Continued)

tax purposes. Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows:

	Successor
	September 30
(in thousands)	2008	2007
Gross deferred tax assets:
Deferred compensation	$1,119	$971
Interest rate swap agreements	3,924	1,651
Accrued workers' compensation	6,106	5,928
Net operating loss carryforwards	5,592	4,755
Allowance for bad debts	1,816	1,829
Capital loss carryforward	96	96
Alternative minimum tax credit	463	—
Other	1,695	1,212

	20,811	16,442
Valuation reserve	(5,192)	(4,169)

Deferred tax assets	15,619	12,273
Deferred tax liabilities:
Depreciation	(13,331)	(11,274)
Amortization of goodwill and intangible assets	(110,567)	(116,658)
Other accrued liabilities	(3,469)	(3,036)

Net deferred tax liabilities	$(111,748)	$(118,695)

        SFAS 109 requires a valuation allowance to reduce the deferred tax assets recorded if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $5.2 million and $4.2 million valuation allowance at September 30, 2008 and 2007, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance primarily relates to certain state net operating loss carryforwards. At September 30, 2008 and 2007, the Company has net operating loss carryforwards of approximately $0.8 million and $1.4 million, respectively, for federal purposes, which expire from 2026 through 2027, and $105.5 million and $85.1 million, respectively, for state income tax purposes, which expire from 2008 through 2027.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

19. Income Taxes (Continued)

        The following is a reconciliation between the statutory and effective income tax rates:

	Successor			Predecessor
(in thousands)	Year Ended September 30 2008	Year Ended September 30 2007	Period From June 30 Through September 30 2006	Period From October 1 Through June 29 2006
Federal income tax at statutory rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(6.7)	(7.6)	2.7	(0.1)
Nondeductible comp	(9.5)	(10.0)	—	(.5)
Other nondeductible expenses	(3.1)	(4.7)	(1.0)	(7.8)
Credits	(0.6)	—	—	—
Tax benefit of discontinued operations	(9.6)	—	—	—
Other	(2.6)	3.5	1.1	(0.3)

Effective tax rate	2.9%	16.2%	37.8%	26.3%

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

        As of October 1, 2007, the Company had approximately $5.1 million of unrecognized tax benefits and the cumulative effect on retained earnings was $0.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Balance at October 1, 2007	$5,054
Increases/(decreases) for tax positions related to prior years	310

Balance at September 30, 2008	$5,364

        The amount that would impact the effective tax rate, if recognized, was $0.3 million. The Company accrued interest and penalties $0.3 million for the period ended September 30, 2008 and recognized $0.9 million in the statement of financial position. The Company does not expect any significant changes to unrecognized tax benefits within the next 12 months.

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

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

19. Income Taxes (Continued)

for the income tax positions taken and to be taken on the Company's income tax returns and that the Company's accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter.

20. Segment Information

        The Company provides home and community-based human services to individuals with intellectual and/or developmental disabilities, at-risk children and youth with emotional, behavioral or medically complex needs and their families and persons with an acquired brain injury. The Company operates its business in two operating groups: the Cambridge Operating Group and the Redwood Operating Group. The Company's operating groups are aggregated to represent one reportable segment, human services, under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). Accordingly, the accompanying consolidated financial statements reflect the operating results of the Company's one reportable segment.

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

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

20. Segment Information (Continued)

        The following table sets forth information about revenue by service line as of the dates specified:

Service Line Revenues

	Successor			Predecessor
	Year Ended September 30,		Period From June 30 Through September 30 2006	Period From October 1 Through June 29 2006
(in thousands)	2008	2007
Intellectual and/or developmental disabilities	$622,527	$590,152	$142,087	$405,090
At-risk youth and their families	220,780	207,695	40,814	113,748
Acquired brain injury	98,087	88,484	21,216	41,852
Other	21,535	23,768	4,764	19,666

Consolidated total	$962,929	$910,099	$208,881	$580,356

21. Stock-Based Compensation

  Predecessor

        Effective October 1, 2005, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of operations based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition.

        Prior to the Transactions, the predecessor Company had a stock option plan that provided for the grant to directors, officers and key employees of options to purchase shares of common stock. Options typically had a vesting term of four years and expired ten years from date of grant. The total number of shares of common stock as to which options were granted could not exceed 1,292,952 shares of common stock. As a result of adopting SFAS 123(R), for the period from October 1, 2005 through June 29, 2006, the predecessor Company recorded $0.5 million of stock-based compensation expense included in general and administrative expense in the statements of operations.

        At the time of the Merger, all unvested stock options became vested in accordance with the change in control provision of the original stock option agreements. According to the Merger Agreement, all stock options outstanding at the time of the Merger were cancelled, and the holders of vested options received a cash payment in the amount equal to the excess of the fair market value over the exercise price per share. The Company expensed $26.9 million in the period from October 1, 2005 through June 29, 2006, which is the difference between the fair value of the underlying stock and the related stock option exercise price

        The fair value of options granted during the period from October 1, 2005 through June 29, 2006 was calculated using the following assumptions: an expected life of 6.25 years, a risk-free interest rate of 4.40% and expected volatility of 64.9%. The weighted average fair value of options granted was $14.38.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

21. Stock-Based Compensation (Continued)

  Successor

        In connection with the Transactions, NMH Investment adopted a new equity-based plan and issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. As of September 30, 2008, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units and 6,375 Class E Units authorized for issuance under the plan.

        The Class B Units vest over 61 months. Assuming continued employment of the employee with the Company, 40 percent vest at the end of 37 months from the grant date, and the remaining 60 percent vest monthly over the remainder of the term. Assuming continued employment, the Class C Units and Class D Units vest after three years, subject to certain performance conditions and/or investment return conditions being met or achieved in each of the first three years. The performance conditions relate to the Company achieving certain financial targets for the fiscal years ending September 30, 2007, 2008 and 2009, and the investment return conditions relate to Vestar receiving a specified multiple on its investment upon a liquidation event.

        If an employee holder's employment is terminated, NMH Investment may repurchase the holder's units. If the termination occurs within 12 months after the relevant measurement date, all of the B units will be repurchased at the initial purchase price, or cost. If the termination occurs during the following four-year period, the proportion of the B units that may be purchased at fair market value will be determined depending on the circumstances of the holder's departure and the date of termination. From month 13 to month 60, if the holder is terminated without cause, or resigns for good reason, he or she is entitled to receive a higher proportion of the purchase price at fair market value than if he or she resigns voluntarily. This proportion increases ratably each month. For the C and D units, the holder is entitled to receive fair market value if he or she is terminated without cause or resigns for good reason or, after the third anniversary of the relevant measurement date, upon termination for any reason except for cause. Before the third anniversary, all the C and D units are callable at cost if the holder resigns without good reason. In the event of a termination for cause at any time, all of the units would be callable at cost. The Class E Units vest over time given continued service of the director as a member of the Board of Directors of the Company. After the death of the Company's director Jeffry Timmons in April 2008, there are currently no Class E units outstanding.

        For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the option pricing method to determine the fair value of the units granted in fiscal 2007 and fiscal 2008.

        The fair value of the units granted during fiscal 2007 was calculated using the following assumptions: a term of five years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 4.61%, which is the five-year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 40%, which is based on the historical data of equity instruments of comparable companies.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

21. Stock-Based Compensation (Continued)

        The fair value of the units granted during fiscal 2008 was calculated using the following assumptions: a term of 3.5 years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 2.81%, which is the 3.5 year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 37%, which is based on the historical data of equity instruments of comparable companies.

        The estimated fair value of the units, less an assumed forfeiture rate of 7.1%, will be recognized in expense in the Company's financial statements on a straight-line basis over the requisite service periods of the awards. For Class B and E Units, the requisite service period is five years, and for Class C and D Units, the requisite service period is three years. The assumed forfeiture rate is based on an average of the Company's historical forfeiture rates. The historical trend of forfeitures is deemed reasonable to use in determining expected forfeitures.

        In accordance with SFAS 123(R), the Company recorded $2.2 million and $0.8 million of stock-based compensation expense for the years ended September 30, 2008 and 2007, respectively. Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations. The summary of activity under the plan is presented below:

	Year Ended September 30, 2008		Year Ended September 30, 2007
(in thousands)	Units Outstanding	Weighted Average Grant-Date Fair Value	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at beginning of period	564,674	$7.75	—	$—
Granted	223,404	4.14	566,195	7.75
Forfeited	(30,107)	8.29	(1,521)	7.73
Vested	—	—	—	—

Nonvested balance at end of period	757,971	$6.66	564,674	$7.75

        As of September 30, 2008, there was $1.8 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.5 years. For purposes of this table above, no units were vested as of September 30, 2008 such that value was realized, as NMH Investment could repurchase at cost the units of any employee who terminated his or her employment voluntarily up to that date. However, in most cases, if an employee is terminated without cause or resigns for good reason, he or she is entitled to receive fair market value for a portion of his or her units, calculated in accordance with the applicable Management Unit Subscription Agreement.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements (Continued)

September 30, 2008

22. Valuation and Qualifying Accounts

        The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2008 and 2007 and the periods June 30, 2006 through September 30, 2006 and October 1, 2005 through June 29, 2006:

(in thousands)	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period
Successor
Year Ended September 30, 2008	$5,091	$9,526	$(9,560)	$5,057
Year Ended September 30, 2007	1,208	8,435	(4,552)	5,091
Period from June 30 through September 30, 2006	—	1,412	(204)	1,208
Predecessor
Period from October 1 through June 29, 2006	$2,800	$3,641	$(3,808)	$2,633

23. Quarterly Financial Data (unaudited)

        The following table presents consolidated statement of operations data for each of the eight quarters in the period beginning October 1, 2006 and ending September 30, 2008. This information is derived from the Company's unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the quarters ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
	(in thousands, except per share data)
Net revenues	$220,313	$227,223	$229,086	$233,476	$237,399	$240,207	$242,897	$242,426
Gross profit	54,224	56,504	55,910	54,522	56,940	57,999	59,345	55,987
Income (loss) from continuing operations, net of tax	145	288	(45)	(2,880)	(319)	(1,339)	(1,148)	(3,100)
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(846)	(483)

Net income (loss)	$145	$288	$(45)	$(2,880)	$(319)	$(1,339)	$(1,994)	$(3,583)

24. Subsequent Events

        In the first quarter of fiscal 2009, the Company drew $40.0 million of funds from the senior secured revolving credit facility. A portion of the funds were used for the earn-out payment related to the CareMeridian acquisition which was paid in the first quarter of fiscal 2009, and the remainder will be used for general corporate purposes and potential acquisitions.