Form 10-Q
period 2008-12-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2009-02-17
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
OR
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

        As of February 17, 2009, there were 100 shares outstanding of the registrant's common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	December 31, 2008	September 30, 2008
Assets
Current assets
Cash and cash equivalents	$28,295	$38,908
Restricted cash	5,661	5,773
Accounts receivable, net	111,632	113,933
Deferred tax assets, net	14,428	10,355
Prepaid expenses and other current assets	16,576	23,268

Total current assets	176,592	192,237
Property and equipment, net	150,090	144,233
Intangible assets, net	454,433	462,987
Goodwill	200,475	199,392
Other assets	16,725	17,584

Total assets	$998,315	$1,016,433

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$18,136	$20,840
Accrued payroll and related costs	51,422	59,146
Other accrued liabilities	54,044	52,437
Obligations under capital lease, current	177	201
Current portion of long-term debt	3,735	3,735

Total current liabilities	127,514	136,359
Other long-term liabilities	11,072	10,859
Deferred tax liabilities, net	121,190	122,103
Obligations under capital lease, less current portion	1,762	1,806
Long-term debt, less current portion	507,244	508,178

Total liabilities	768,782	779,305
Shareholders' equity
Common stock	—	—
Additional paid-in-capital	257,098	256,648
Other comprehensive loss, net of tax	(11,485)	(5,781)
Accumulated deficit	(16,080)	(13,739)

Total shareholders' equity	229,533	237,128

Total liabilities and shareholders' equity	$998,315	$1,016,433

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended
	December 31, 2008	December 31, 2007
Net revenues	$241,233	$232,105
Cost of revenues	183,089	176,437

Gross profit	58,144	55,668
Operating expenses:
General and administrative	34,602	31,082
Depreciation and amortization	13,054	12,623

Total operating expenses	47,656	43,705

Income from operations	10,488	11,963
Other income (expense):
Management fee of related party	(223)	(451)
Other (expense) income, net	(361)	33
Interest income	116	289
Interest expense	(12,439)	(12,183)

Loss from continuing operations before income taxes	(2,419)	(349)
(Benefit) provision for income taxes	(36)	86

Loss from continuing operations	(2,383)	(435)
Income from discontinued operations, net of tax	42	116

Net loss	$(2,341)	$(319)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	December 31, 2008	December 31, 2007
Operating activities
Net loss	$(2,341)	$(319)
Adjustments to reconcile net loss to cash provided by operating activities:
Accounts receivable allowances	2,196	2,117
Depreciation and amortization of property and equipment	4,937	4,634
Amortization of other intangible assets	8,211	8,084
Amortization of deferred financing costs	825	799
Stock based compensation	498	302
Loss on disposal of property and equipment	59	290
Gain on disposal of business units	(38)	(30)
Gain from sale of discontinued operations	(99)	—
Asset impairment charge	344	—
Changes in operating assets and liabilities:
Accounts receivable	103	(2,864)
Other assets	6,785	2,666
Accounts payable	(2,763)	1,206
Accrued payroll and related costs	(7,724)	(6,160)
Other accrued liabilities	4,030	10,165
Deferred taxes	(1,114)	(6,539)
Restricted cash	112	108
Other long-term liabilities	213	1,045

Net cash provided by operating activities	14,234	15,504
Investing activities
Cash paid for acquisitions, net of cash received	(13,106)	(5,693)
Purchases of property and equipment	(11,046)	(3,585)
Cash proceeds from sale of business units	76	90
Cash proceeds from sale of discontinued operations	83	—
Cash proceeds from sale of property and equipment	220	199

Net cash used in investing activities	(23,773)	(8,989)
Financing activities
Repayments of long-term debt	(934)	(904)
Repayments of capital lease obligations	(62)	(84)
Distribution to parent	(48)	(5)
Payments of deferred financing costs	(30)	(1)

Net cash used in financing activities	(1,074)	(994)
Net (decrease) increase in cash and cash equivalents	(10,613)	5,521
Cash and cash equivalents at beginning of period	38,908	29,373

Cash and cash equivalents at end of period	$28,295	$34,894

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2008

(Unaudited)

1. Basis of Presentation

        National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the "Company"), is a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges. Since the Company's founding in 1980, the Company has grown to provide services to approximately 23,000 clients in 35 states and the District of Columbia. The Company designs customized service plans to meet the unique needs of its clients in home- and community-based settings. Most of the Company's services involve residential support, typically in small group home or host home settings, designed to improve the clients' quality of life and to promote client independence and participation in community life. Other services that the Company provides include day programs, vocational services, case management, early intervention, family-based services, post-acute treatment and neurorehabilitation services, among others. The Company's customized services offer its clients, as well as the payers of these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

        On June 29, 2006, NMH MergerSub, Inc., a wholly owned subsidiary of NMH Investment, LLC ("NMH Investment"), merged with and into the Company, and the Company was the surviving corporation (the "Merger"). Vestar Capital Partners V, L.P. ("Vestar"), certain affiliates of Vestar and members of management and certain of the Company's directors own NMH Investment and, therefore, own the Company.

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which is on file with the SEC. Operating results for the three months ended December 31, 2008 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

December 31, 2008

(Unaudited)

2. Recent Accounting Pronouncements

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (SFAS 161), which expands the disclosure requirements in SFAS 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 161 will have on its consolidated financial position, results of operations and cash flows beginning in the first quarter of fiscal 2010.

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

	Three Months Ended
(in thousands)	December 31, 2008	December 31, 2007
Net loss	$(2,341)	$(319)
Changes in unrealized losses on derivatives	(9,576)	(6,036)
Income tax effect	3,872	2,440

Comprehensive loss	$(8,045)	$(3,915)

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

4. Long-Term Debt

        The Company's long-term debt consists of the following:

(in thousands)	December 31, 2008	September 30, 2008
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013
—fixed interest rate of 7.32%	$135,577	$137,844
—fixed interest rate of 6.89%	177,362	183,930
—variable interest rate of 3.46% and 5.71% at December 31, 2008 and September 30, 2008, respectively	13,686	5,689
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (4.75% and 6.50% at December 31, 2008 and September 30, 2008, respectively)	4,354	4,450

	510,979	511,913
Less current portion	3,735	3,735

Long-term debt	$507,244	$508,178

        The Company's senior credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the "term B loan"), a $125.0 million senior secured revolving credit facility (the "senior revolver") and a $20.0 million senior secured synthetic letter of credit facility (together, the "senior secured credit facilities"). Any amounts outstanding under the senior revolver are due June 29, 2012. The $335.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end equal to an amount ranging from 0-50% of a calculated amount, depending on the Company's leverage ratio, if the Company generates certain levels of cash flow.

        The variable interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company's option. The interest rate on the term B loan outstanding at December 31, 2008 was equal to LIBOR plus 2.00%. The interest rates for any senior revolving credit facility borrowings are equal to either LIBOR plus 2.25% or Prime plus 1.25%, at the Company's option, and subject to reduction depending on the Company's leverage ratio. Cash paid for interest amounted to approximately $6.5 million and $6.3 million for the three months ended December 31, 2008 and 2007, respectively. In connection with the Merger and the related transactions on June 29, 2006 (the

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

4. Long-Term Debt (Continued)

"Transactions"), the Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the "senior subordinated notes").

        The Company is exposed to changes in interest rates as a result of its outstanding variable rate debt. To reduce the interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006 and maturing on June 30, 2010 and fixed the interest rate on approximately $113.3 million of its remaining $335.0 million term B loan, effective as of August 31, 2007 and maturing on September 30, 2010. In total, as of December 31, 2008, the Company fixed the interest rate on approximately $312.9 million of its $326.6 million term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

	Agreement		31-Dec-08		31-Dec-09		31-Dec-10
(in thousands) Interest Swap effective date	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate
August 31, 2006(1)	$221,200	5.32%	$135,577	5.32%	$86,205	5.32%	—	—
August 31, 2007(1)	113,297	4.89%	177,362	4.89%	206,872	4.89%	—	—
Variable rate debt			13,686	—	30,198	—	320,763	—

Total term B loan			$326,625	—	$323,275	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans.

        The swap is a derivative and is accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at December 31, 2008, was approximately $19.3 million, or approximately $11.5 million after taxes. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions.

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

        The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on the Company's ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and, in the case of the senior credit agreement, require the Company to meet or exceed certain financial ratios. At

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

4. Long-Term Debt (Continued)

December 31, 2008, management of the Company believes that the Company is in compliance with all covenants.

        The priority with regard to the right of payment on the Company's debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company's long-term debt. The senior credit facilities are guaranteed by the Company's subsidiaries, except for the captive insurance subsidiary, and are secured by substantially all of the assets of the Company. The term loan mortgage facility is secured by certain buildings and land of the Company. The senior subordinated notes are guaranteed by the Company's subsidiaries, except for the captive insurance subsidiary. The results and operations of the captive insurance subsidiary are not material to the Company's consolidated results.

        The consolidated balance sheets as of both December 31, 2008 and September 30, 2008 include deferred financing costs of approximately $22.8 million related to the 2006 refinancing: $3.2 million in current assets (under Prepaid expenses and other current assets) and $19.6 million at December 31, 2008 and $19.5 million at September 30, 2008 in other long-term assets (under Other assets). The Company incurred amortization expense of $0.8 million for both the three months ended December 31, 2008 and 2007, respectively. Amortization of these deferred financing costs is included in interest expense in the consolidated statements of operations.

5. Fair Value Measurements

        SFAS No. 157, Fair Value Measurements (SFAS 157) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to accounting pronouncements that require or permit assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which delayed until the first quarter of 2010 the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.

        The Company adopted SFAS 157 as of October 1, 2008 for financial assets and financial liabilities. There was no material impact on the Company's consolidated financial position and results of operations for the three months ended December 31, 2008. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on the Company's consolidated financial position and results of operations.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

5. Fair Value Measurements (Continued)

        SFAS 157 establishes a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted market prices in active markets for identical assets or liabilities.
Level 2:
Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3:	Unobservable inputs for the asset or liability.

        Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management's interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

        The table below presents the liabilities measured at fair value on a recurring basis at December 31, 2008 categorized by the level of inputs used in the valuation of each liability.

(in thousands):	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)
Interest rate swap agreements—liability	$19,282	$—	$19,282

        The Company's interest rate swap agreements qualify for hedge accounting treatment under SFAS 133 and have been designated as cash flow hedges. Hedge effectiveness testing indicates that the swaps are fully effective hedges and as such, the derivative mark-to-market adjustment is recorded to other comprehensive loss rather than recorded to the statements of operations. The full balance of accumulated other comprehensive loss is due to accounting for our interest rate swaps. The fair value of the swap agreements, representing the estimated amount that the Company would pay to a third party assuming the Company's obligations under the interest rate swap agreements terminated at December 31, 2008, was approximately $19.3 million, or approximately $11.5 million after taxes. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions.

        The Company also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159) as of October 1, 2008. SFAS 159 allows the Company to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

5. Fair Value Measurements (Continued)

upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS 159.

6. Stock-Based Compensation

        In connection with the Transactions, NMH Investment adopted a new equity-based plan and issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. As of December 31, 2008, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units and 6,375 Class E Units authorized for issuance under the plan.

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

        The fair value of the units granted during fiscal 2007 was calculated using the following assumptions: a term of five years, which is based on the expected term in which the units will be

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

6. Stock-Based Compensation (Continued)

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

        In accordance with SFAS 123(R), the Company recorded $0.5 million and $0.3 million of stock-based compensation expense for the three months ended December 31, 2008 and 2007, respectively. Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations. The summary of activity under the plan is presented below:

(in thousands)	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at September 30, 2008	757,971	$6.94
Granted	—	—
Forfeited	(7,606)	7.78
Vested	—	—

Nonvested balance at December 31, 2008	750,365	$7.01

        As of December 31, 2008, there was $1.5 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.5 years. For purposes of this table above, no units were vested as of December 31, 2008 such that value was realized, as NMH Investment could repurchase at cost the units of any employee who terminated his or her employment voluntarily up to that date. However, in most cases, if an employee is terminated without cause or resigns for good reason, he or she is entitled to receive fair market value for a portion of his or her units, calculated in accordance with the applicable Management Unit Subscription Agreement.

7. Income Taxes

        The Company's effective income tax rate for the interim periods was based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

7. Income Taxes (Continued)

statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation. For the three months ended December 31, 2008, the Company's effective income tax rate was 1.5% compared to an effective tax rate of (24.6)% for the three months ended December 31, 2007. The change in the effective tax rate was primarily due to the benefit on the increased loss from continuing operations before income taxes.

        The Company files a federal consolidated return and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as income tax.

8. Discontinued Operations and Assets Held for Sale

        The Company has adopted a plan to sell REM Health, Inc., REM Health of Wisconsin, Inc., and REM Health of Iowa, Inc. (together, "REM Health") in fiscal 2009. Assets held for sale are recorded at the lower of their carrying amount or their fair value less cost to sell. In the first quarter of fiscal 2009, the Company recorded a pre-tax impairment charge of $0.3 million, related to the write-down of the REM Health assets to their fair value less cost to sell.

        The REM Health assets classified as held for sale at December 31, 2008 are summarized as follows:

(in thousands)
Assets
Goodwill and other intangibles	$4,838
Property and equipment	178
Other assets	24

Total assets held for sale	$5,040

        REM Health's assets to be sold are immaterial to the Company and, as a result, are not reported separately as assets held for sale on the consolidated balance sheets.

        The operations of REM Health have been presented as discontinued operations on the consolidated statements of operations and the prior periods have been reclassified. Income from discontinued operations, net of tax, for the three months ended December 31, 2008 includes the $0.3 million impairment charge. The components of the REM Health discontinued operations for the three month periods ended December 31, 2008 and 2007 are summarized as follows:

(in thousands)	2008	2007
Net revenues	$5,790	$5,294
(Loss) income before income tax	(32)	185

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

9. Segment Information

        In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), the Company's Human Services segment is the only reportable segment. The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities, to youth with emotional, behavioral and medically complex challenges, and to individuals in specific markets with acquired brain injuries. Human Services is organized in a reporting structure composed of two operating groups. The two operating groups are aggregated into one reportable segment under SFAS 131 based on similarity of the economic characteristics of the groups.

        The column entitled "Other" in the table below is composed of a mix of health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. The operations included in the "Other" column do not qualify as reportable segments under SFAS 131. Activities classified as "Corporate" in the table below relate primarily to unallocated home office items.

        The Company generally evaluates the performance of its operating groups based on income from operations. Segment disclosures for the three months ended December 31, 2007 have been restated to reflect the change in the composition of the Company's reportable operating segment effective October 1, 2008. The following is a financial summary by reportable segment for the periods indicated.

Three Months Ended December 31,	Human Services	Other	Corporate	Consolidated
(in thousands)
2008
Net revenue	$220,234	$20,999	$—	$241,233
Income from operations	19,447	2,920	(11,879)	10,488
Total assets	855,640	92,960	49,715	998,315
2007
Net revenue	$212,644	$19,461	$—	$232,105
Income from operations	19,450	2,692	(10,179)	11,963
Total assets	868,172	90,088	51,079	1,009,339

10. Accruals for Self-Insurance and Other Commitments and Contingencies

        The Company maintains employment practices liability, professional and general liability, workers' compensation, automobile liability and health insurance policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured and professional and general liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate, with additional insurance coverage above the retention. In connection with the Merger, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre- Merger periods. For workers' compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

December 31, 2008

(Unaudited)

10. Accruals for Self-Insurance and Other Commitments and Contingencies (Continued)

specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis.

        Beginning November 1, 2005, the Company's self-insured portion of professional and general liability claims was transferred into the Company's wholly-owned subsidiary captive insurance company. The captive insurance company also provides coverage for the Company's employment practices liability beginning October 1, 2007. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.

        The Company issued approximately $23.5 million in standby letters of credit as of December 31, 2008 related to the Company's workers' compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility. The availability under our senior secured revolving credit facility was reduced by $3.5 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

        The Company is in the human services business and, therefore, has been and reasonably expects it will continue to be subject to claims alleging that the Company, its independently contracted host-home caregivers (called "Mentors"), or its employees failed to provide proper care for a client, as well as claims by the Company's clients, Mentors, employees or community members against the Company for negligence, intentional misconduct or violation of applicable law. Included in the Company's recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company's programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

        The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While the Company believes the provision for contingencies is adequate, the outcome of the legal and other such proceedings is difficult to predict and the Company may settle claims or be subject to judgments for amounts that differ from the Company's estimates.

11. Subsequent Events

        During the second quarter of fiscal 2009, the Company paid a dividend to NMH Holdings, Inc. ("NMH Holdings"), and NMH Holdings used the proceeds of the dividend to repurchase an aggregate principal amount of $13.9 million of its senior floating rate toggle notes due 2014 (the "NMH Holdings notes"). In addition, during the second quarter, the Company also agreed to purchase an aggregate principal amount of $11.5 million of the NMH Holdings notes, which it plans to hold.

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

  Overview

        Founded in 1980, we are a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities ("I/DD"), acquired brain injury and other catastrophic injuries and illnesses ("ABI"); and to youth with emotional, behavioral and medically complex challenges ("ARY"). As of December 31, 2008, we provided our services to approximately 23,000 clients in 35 states and the District of Columbia through approximately 16,800 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, ICFs-MR or host home settings, designed to improve our clients' quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private sector payors, mostly in our ABI services.

        The largest part of our business is the delivery of services to adults and children with developmental disabilities. Our I/DD programs include residential support, day habilitation, vocational services, case management, home health care and personal care. We also provide a variety of services to youth with emotional, behavioral and medically complex challenges. Our ARY services include therapeutic foster care, independent living, family reunification, family preservation, alternative schools and adoption services. We also provide a range of post-acute treatment and care services to adults and children with an acquired brain injury and other catastrophic injuries and illnesses. Our ABI services range from post-acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient or day treatment and pre-vocational services.

        Prior to this quarter, we operated our business in two operating groups and aggregated those two groups as one reportable segment, described as Human Services. Effective October 1, 2008, we began managing the majority of our services to individuals with acquired brain injuries and other catastrophic injuries and illnesses separately from the other services provided by the two operating groups which include services to adults and children with intellectual and/or developmental disabilities, youth with emotional, behavioral and medically complex challenges, and to individuals in specific markets with acquired brain injuries. As a result, we changed the composition of our reportable segment in accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS 131) to reflect our one reportable segment, Human Services, and an Other category. Human Services continues to consist of two operating groups which are aggregated under SFAS 131 based on the similarity of the economic characteristics of the groups. The Other category consists of a mix of health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. The operations included in the Other category do not qualify as reportable segments under SFAS 131. Operating segment performance is evaluated primarily based on income from operations.

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

        Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of I/DD individuals, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services and, therefore, the amount of residential and non-residential I/DD programs offered by governments in our markets. Similarly, our ARY service line has been driven by favorable demographics. In addition, demand for our ABI services has been increased by increased life expectancy resulting from faster emergency response and improved medical techniques that have resulted in more people surviving an ABI.

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

  Organic Growth

        We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18-24 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended December 31, 2008, losses on new program starts for programs started within the last 18 months that generated operating losses were $4.6 million.

  Acquisitions

        As of December 31, 2008, we have completed more than 25 acquisitions since 2003, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as "tuck-in" acquisitions. We have pursued larger strategic acquisitions in markets with significant opportunities.

        We also "cross-sell" new services in existing markets. Depending on the nature of the program and the state or local government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.

  Divestitures

        We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

  Net revenues

        Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the three months ended December 31, 2008, we derived more than 90% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

        Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Most of our employee caregivers are reimbursed on an hourly basis, with hours of work generally tied to client need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Our labor costs are generally influenced by levels of service and these costs can vary in material respects across regions.

        Occupancy costs represent a significant portion of our operating costs. As of December 31, 2008, we owned 413 facilities and two offices, and we leased 867 facilities and 273 offices. Many of our leased facilities, which are comprised primarily of group homes, are operated under leases with terms of less than two years. We incur no facility costs for services provided in the home of a Mentor.

        Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.4% and 0.3% of our net revenues for the three months ended December 31, 2008 and 2007, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $0.9 million and $0.8 million for the three months ended December 31, 2008 and 2007, respectively. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. We also insure through our captive subsidiary employment practices liability claims of up to $240,000 per claim and up to $1.0 million in the aggregate.

        Our cost of net revenues as a percentage of revenues for our different services may vary, with our ABI services, generally, having the highest margin (or lowest costs as a percentage of revenues). Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses. In fiscal 2008 and the first quarter of fiscal 2009, we invested in our infrastructure initiatives and business process improvements, which had a negative impact on our margin. If we choose to continue to invest in our infrastructure initiatives and business process improvements our margin will continue to be negatively impacted.

Highlights from the Quarter

  •
  Revenues for the three months ended December 31, 2008 were $241.2 million, income from operations was $10.5 million and our net loss was $2.3 million.

  •
  Total debt, including obligations under capital leases, decreased by approximately $1.0 million, from $513.9 million as of September 30, 2008 to $512.9 million as of December 31, 2008.

  •
  On October 14, 2008, we borrowed $40.0 million of funds from the senior revolving credit facility and we repaid the entire amount on December 31, 2008.

Results of Operations

	Three Months Ended December 31,
	2008	2007
Revenue:
Human Services	$220,234	$212,644
Other	20,999	19,461
Corporate	—	—

Consolidated	$241,233	$232,105

Income (loss) from operations:
Human Services	$19,447	$19,450
Other	2,920	2,692
Corporate	(11,879)	(10,179)

Consolidated	$10,488	$11,963

Consolidated

        Consolidated revenue for the three months ended December 31, 2008 increased 3.9% compared to consolidated revenue for the three months ended December 31, 2007. The increase in revenue was primarily related to organic growth of $8.1 million, including growth related to new programs that began operations during fiscal 2008 and the first quarter of fiscal 2009, in our Human Services segment and the Other category. In addition, our Human Services segment experienced growth in revenue of $3.1 million relating to Transitional Services, Inc. ("TSI"), which we acquired during the fourth quarter of fiscal 2008.

        Consolidated income from operations for the three months ended December 31, 2008 was $10.5 million, compared to $12.0 million for the three months ended December 31, 2007. Consolidated operating margins were 4.3% and 5.2% for the three months ended December 31, 2008 and 2007, respectively. The decreases in income from operations and in operating margins were primarily due to increased investment in growth initiatives in our Human Services segment as well as increased investment in business process improvements and growth initiatives in Corporate.

        Interest expense increased $0.3 million for the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The increase in interest expense was primarily the result of approximately $0.4 million of interest expense related to borrowings under our senior secured revolving credit facility, partially offset by a decrease in our outstanding debt and our weighted average interest rates. During the three months ended December 31, 2008, we borrowed $40.0 million from our senior secured revolving credit facility and repaid the amount in full prior to the quarter end. The operations of REM Health have been presented as discontinued operations on the consolidated statements of operations and the prior periods have been reclassified. Income from discontinued operations for the three months ended December 31, 2008 included a $0.3 million impairment charge. Our effective income tax rate for the three months ended December 31, 2008 was 1.5% as compared to (24.6)% for the three months ended December 31, 2007. The change in the effective tax rate was due to the benefit on our loss before income taxes.

Human Services

        Human Services revenue for the three months ended December 31, 2008 increased by 3.6% compared to the three months ended December 31, 2007. The increase was due mostly to organic growth of $6.6 million, which included growth related to new programs that began operations during fiscal 2008 and the first quarter of fiscal 2009. In addition, the acquisition of TSI contributed additional revenue growth of $3.1 million. Human Services revenue growth was partially offset by a reduction in revenue of approximately $2.1 million from businesses we divested in fiscal 2008. Operating margin decreased from 9.1% during the three months ended December 31, 2007 to 8.8% during the three months ended December 31, 2008. The decrease in operating margin was primarily due to an increase in growth initiatives in the current quarter.

Other

        Included in the Other category are our health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. Revenue for the Other category during the three months ended December 31, 2008 increased by 7.9% compared to the three months ended December 31, 2007. This increase was due primarily to organic growth of $1.5 million, which included growth related to new programs that began operations during fiscal 2008 and the first quarter of fiscal 2009. Operating margin remained relatively consistent at 13.8% for the three months ended December 31, 2007 as compared to 13.9% for the three months ended December 31, 2008.

Corporate

        Corporate represents corporate general and administrative expenses. Total corporate expense increased by approximately $1.7 million, or 16.7% from the three months ended December 31, 2007 to $11.9 million for the three months ended December 31, 2008. The increase was primarily due to increased investment in business process improvements and growth initiatives, as well as, additional stock based compensation expense.

Liquidity and Capital Resources

        Our principal uses of cash are to meet working capital requirements, to fund debt obligations and to finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements.

        Cash flows provided by operating activities for the three months ended December 31, 2008 were $14.2 million compared to $15.5 million for the three months ended December 31, 2007. The decrease from the three months ended December 31, 2007 to the three months ended December 31, 2008 was primarily due to a decrease in operating income. Our days sales outstanding decreased approximately two days from 45.8 days at September 30, 2008 to 44.1 days at December 31, 2008.

        Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $23.8 million for the three months ended December 31, 2008 compared to $9.0 million for the three months ended December 31, 2007.

        Cash paid for acquisitions for the three months ended December 31, 2008 was $13.1 million, primarily reflecting the earnout payment of $12.0 million associated with the CareMeridian acquisition and the acquisition of RIA, Inc. for approximately $0.9 million. Cash paid for acquisitions for the three months ended December 31, 2007 was $5.7 million, primarily reflecting the earnout payment of $5.5 million associated with the CareMeridian acquisition.

        Investing activities also included the purchase of property and equipment. Cash paid for property and equipment was $11.0 million, or 4.6% of net revenues, for the three months ended December 31, 2008, compared to $3.6 million, or 1.5% of net revenues, for the three months ended December 31, 2007. Approximately $4.3 million of cash paid for property and equipment for the three months ended December 31, 2008 was related to the purchase of real estate and approximately $0.8 million was related to the implementation of a new billing system.

        Net cash used in financing activities was $1.1 million for the three months ended December 31, 2008 compared to $1.0 million for the three months ended December 31, 2007. Our financing activities primarily included the repayment of long term debt of $0.9 million for the three months ended December 31, 2008 and 2007.

        On October 14, 2008, we borrowed $40.0 million of funds from the senior secured revolving credit facility and we repaid the entire amount on December 31, 2008. At December 31, 2008, we have an available capacity of approximately $121.5 million remaining under the revolving credit facility.

        During the second quarter of fiscal 2009, we paid a dividend to NMH Holdings, Inc. ("NMH Holdings"), and NMH Holdings used the proceeds of the dividend to repurchase an aggregate principal amount of $13.9 million of its senior floating rate toggle notes due 2014 (the "NMH Holdings notes"). We also agreed to purchase an aggregate principal amount of $11.5 million of the NMH Holdings notes. As a result, as of February 17, 2009, the aggregate principal amount of the NMH Holdings notes outstanding is $191.8 million, $11.5 million of which will be held by us. We may seek to purchase a portion of our outstanding debt or the debt of NMH Holdings from time to time. The amount of debt that may be purchased, if any, would be decided at the sole discretion of our Board of Directors and management and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors.

Contractual Commitments Summary

        The following table summarizes our contractual obligations and commitments as of December 31, 2008:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$510,979	$3,735	$10,669	$316,575	$180,000
Operating lease obligations(2)	122,069	32,362	46,583	25,272	17,852
Capital lease obligations	1,939	177	164	131	1,467
Standby letters of credit	23,518	23,518	—	—	—

Total obligations and commitments(3)	$658,505	$59,792	$57,416	$341,978	$199,319

(1)
Does not include interest on long-term debt or the $203.6 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings. The NMH Holdings notes principal outstanding was reduced by $13.9 million, to $191.8 million, as a result of a partial debt repurchase during the second quarter of fiscal 2009. Some $11.5 million of the outstanding notes will be held by us.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results may differ from our estimates. These differences could be material to the financial statements.

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

  Accruals for Self-Insurance

        We maintain employment practices liability, professional and general liability, workers' compensation, automobile liability and health insurance with policies that include self-insured retentions. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers compensation, automobile and professional and general liability programs are based on actuarially determined estimates. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. As such, these changes in estimates are recorded as charges or credits to the statement of operations in a period subsequent to the change in estimate.

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

        Pursuant to SFAS No. 141, Business Combinations (SFAS 141), assets acquired and liabilities assumed are recorded at their respective fair values.

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

        On October 1, 2007, the Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the criteria that a tax position must satisfy for some or all of the benefits of that position to be recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition threshold of more-likely-than-not and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

  Legal Contingencies

        From time to time, we are involved in litigation and regulatory proceedings in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period. See "Part II, Item 1A. Risk Factors" for additional information.

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
  legal proceedings;

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, we entered into interest rate swap agreements whereby we fixed the interest rate on approximately $221.2 million of our $335.0 million term B loan, effective as of August 31, 2006 and maturing on June 30, 2010 and fixed the interest rate on approximately $113.3 million of our remaining $335.0 million term B loan, effective as of August 31, 2007 and maturing on September 30, 2010. In total, as of December 31, 2008, we fixed the interest rate on approximately $312.9 million of our $326.6 term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

	Agreement		31-Dec-08		31-Dec-09		31-Dec-10
(in thousands) Interest Swap effective date	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate
August 31, 2006(1)	$221,200	5.32%	$135,577	5.32%	$86,205	5.32%	—	—
August 31, 2007(1)	113,297	4.89%	177,362	4.89%	206,872	4.89%	—	—
Variable rate debt			13,686	—	30,198	—	320,763	—

Total term B loan			$326,625	—	$323,275	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans.

        As a result of the interest rate swap agreements, the variable rate debt outstanding was effectively reduced from $331.0 million outstanding to $18.0 million outstanding at December 31, 2008. The variable rate debt outstanding relates to the term loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the senior revolver, which has an interest rate based on LIBOR plus 2.25% or Prime plus 1.25%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. An increase in the interest rate by 100 basis points on the debt balance outstanding as of December 31, 2008, would increase annual interest expense by approximately $0.2 million.

Item 4.    Controls and Procedures

        None.

Item 4T.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2008, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2008, because they are not yet able to conclude that we have remediated the material weaknesses in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

        As reported in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2008 (the last management's assessment of internal control over financial reporting). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In connection with this assessment, management identified material weaknesses in our internal control over financial reporting as of September 30, 2008.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to our revenue recognition and our fixed asset balances, as detailed below:

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

        We are currently developing an approach to assess contract terms in each state to ensure that our revenue recognition policy is being consistently and appropriately interpreted and applied. We are also beginning to implement a new system and processes that are expected to ultimately improve our ability to identify and reserve for unauthorized sales. During the three months ended December 31, 2008 we continued implementation of the new system.

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

  (b)
  Changes in Internal Control over Financial Reporting

        In the three months ended September 30, 2008, we introduced a new billing and accounts receivable system in certain states. As discussed above, in the three months ended December 31, 2008, we continued to implement a new billing and accounts receivable system in several states. The implementation of this billing and accounts receivable system will affect the processes that impact our internal control over financial reporting. As we continue with the system implementation, we will review the related controls and may take further steps to ensure that they are effective and integrated appropriately.

        Except for the changes related to implementation of our new billing and accounts receivable system, during the quarter ended December 31, 2008, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        We are in the human services business and, therefore, we have been and continue to be subject to claims alleging that we, our Mentors or our employees failed to provide proper care for a client. We are also subject to claims by our clients, our Mentors, our employees or community members against us for negligence, intentional misconduct or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

        We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of the legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates.

        See "Item 1A. Risk Factors" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Item 1A.    Risk Factors

Current credit and financial markets conditions could have a material adverse effect on our cash flows, liquidity and financial condition.

        Due to the widespread and ongoing tightening of the credit markets, our government payors could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash-flow needs, and may not be able to pay us for our services until they collect sufficient tax revenues. Delays of this nature could have a material adverse effect on our cash flows, liquidity and financial condition. In addition, in the event that our payors delay payments to us, our financial condition could be further impaired if we are unable, under our senior credit agreement, to borrow funds to finance our operations.

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

        Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 13% of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting or methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

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

        Our employees are generally not unionized. However, as of December 31, 2008, eighteen of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. In addition, future unionization activities may result in an increase of our labor and other costs. If any of the employees covered by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.

        We have a significant amount of indebtedness. As of December 31, 2008, we had total indebtedness of approximately $512.9 million and $121.5 million of availability under our senior secured revolving credit facility. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior secured revolving credit facility was reduced from $125.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

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

  •
  a portion of our borrowings under the senior secured credit facilities is at variable rates of interest, exposing us to the risk of increased interest rates;

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

        In addition to our indebtedness noted above, our indirect parent company, NMH Holdings had $205.7 million aggregate principal amount of senior floating rate toggle notes due 2014 outstanding as of December 31, 2008, or $191.8 million outstanding as of February 17, 2009 ($11.5 million of which will be held by us). NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes to be held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $30.7 million. NMH Holdings currently expects to elect to pay entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") through June 15, 2012.

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

        In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three months ended December 31, 2008, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $10.1 million. These obligations could further increase the risks described above.

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

        We are in the human services business and, therefore, we have been and continue to be subject to claims alleging that we, our Mentors or our employees failed to provide proper care for a client, as well as claims by our clients, our Mentors, our employees or community members against us for negligence, intentional misconduct or violation of applicable law. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings. We currently insure through our captive subsidiary amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. Awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law.

        We also are subject to potential lawsuits under the False Claims Act or other federal and state whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards and bounties to private plaintiffs who successfully bring these suits. Finally, we are also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation; claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws; and novel intentional tort claims.

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

        As of December 31, 2008, we had approximately $18.0 million of floating rate debt outstanding after giving effect to interest rate swaps. As of December 31, 2008, NMH Holdings had $203.6 million of floating rate debt outstanding, net of discount, excluding the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt by approximately $0.2 million, and a 1% increase in the interest rate on the NMH Holdings notes would have increased NMH Holdings' interest expense on those notes by approximately $2.0 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.

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

        In connection with our internal controls assessment required by the Sarbanes-Oxley Act of 2002 and as reported in Item 9AT of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, we identified material weaknesses in our internal control over financial reporting. Management concluded that as of September 30, 2008, our internal control over financial reporting was not effective and, as a result, our disclosure controls and procedures were not effective. Descriptions of the material weaknesses are included in Item 4T of our quarterly report on Form 10-Q. While we have taken action and continue to take actions to remediate our identified material weaknesses, our new policies and procedures, when implemented, may not be effective in remedying all of the deficiencies in our internal control over financial reporting. The decentralized nature of our operations, and the manual nature of many of our controls, make compliance with the requirements of Section 404 and remediation of our material weaknesses especially challenging. We expect that the implementation of our new billing and accounts receivable system will affect a number of processes that impact our internal control over financial reporting; however we may identify additional material weaknesses or significant deficiencies in connection with this implementation. A failure to remedy our material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, our conclusion that our internal control over financial reporting and disclosure controls and procedures are not effective, and any future disclosures of additional material weaknesses, may result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

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

        Approximately 3% of our net revenues for the three months ended December 31, 2008 were derived from contracts with affiliates of Alliance Health and Human Services, Inc., or "Alliance," an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

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

        For the three months ended December 31, 2008, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota's budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. In the past, our operations in Minnesota were subject to rate reductions, although recently we have received rate increases. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

        No equity securities of the Company or of NMH Investment, LLC were sold during the three months ended December 31, 2008.

Repurchases of Equity Securities

        No equity securities of the Company were repurchased during the three months ended December 31, 2008.

        The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the quarterly period ended December 31, 2008:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (October 1, 2008 through October 31, 2008)	—	—	—	—
Month #2 (November 1, 2008 through November 30, 2008)	3,950.00 A Units	$10.00	—	N/A
	2,406.25 B Units	$0.05	—	N/A
	2,525.00 C Units	$0.03	—	N/A
	2,675.00 D Units	$0.01	—	N/A
Month #3 (December 1, 2008 through December 31, 2008)	—	—	—	—

        We did not repurchase any of our common stock as part of an equity repurchase program during the first quarter of fiscal 2009. NMH Investment purchased all of the units listed in the table from certain of our employees upon their departures.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        On December 1, 2008, by consent in lieu of annual meeting, the Company's sole stockholder voted to fix the number of directors on the Board of Directors at six and to elect the following persons as directors: James L. Elrod, Jr., Pamela F. Lenehan, Kevin A. Mundt, Edward M. Murphy, Daniel S. O'Connell and Gregory T. Torres.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        The Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
February 17, 2009	By:	/s/ EDWARD M. MURPHY Edward M. Murphy
	Its:	President and Chief Executive Officer
February 17, 2009	By:	/s/ DENIS M. HOLLER Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the "March 2007 10-Q")
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q
10.1	Form of Amended and Restated Severance and Noncompetition Agreement dated December 31, 2008.	Filed herewith
10.2	First Amendment to Amended and Restated Employment Agreement dated December 31, 2008 between National Mentor Holdings, Inc. and Gregory Torres.	Filed herewith
10.3	Amended and Restated Employment Agreement dated December 30, 2008 between National Mentor Holdings, Inc. and Edward Murphy.	Filed herewith
31.1	Certification of principal executive officer.	Filed herewith
31.2	Certification of principal financial officer.	Filed herewith
32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith