Form 10-Q
period 2009-03-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2009-05-14
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 14, 2009, there were 100 shares outstanding of the registrant's common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2009	September 30, 2008
Assets
Current assets
Cash and cash equivalents	$15,869	$38,908
Restricted cash	7,295	5,773
Accounts receivable, net	122,200	113,933
Deferred tax assets, net	13,021	10,355
Prepaid expenses and other current assets	13,252	23,268

Total current assets	171,637	192,237
Property and equipment, net	150,653	144,233
Intangible assets, net	446,706	462,987
Goodwill	199,977	199,392
Investment in related party debt securities	6,672	—
Other assets	15,737	17,584

Total assets	$991,382	$1,016,433

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$18,445	$20,840
Accrued payroll and related costs	57,425	59,146
Other accrued liabilities	49,326	52,437
Obligations under capital lease, current	152	201
Current portion of long-term debt	3,735	3,735

Total current liabilities	129,083	136,359
Other long-term liabilities	11,316	10,859
Deferred tax liabilities, net	119,235	122,103
Obligations under capital lease, less current portion	1,729	1,806
Long-term debt, less current portion	506,311	508,178

Total liabilities	767,674	779,305
Shareholders' equity
Common stock	—	—
Additional paid-in-capital	250,378	256,648
Other comprehensive loss, net of tax	(9,409)	(5,781)
Accumulated deficit	(17,261)	(13,739)

Total shareholders' equity	223,708	237,128

Total liabilities and shareholders' equity	$991,382	$1,016,433

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Net revenues	$240,737	$234,953	$481,970	$467,058
Cost of revenues	184,386	177,717	367,474	354,155

Gross profit	56,351	57,236	114,496	112,903
Operating expenses:
General and administrative	32,724	33,045	67,326	64,128
Depreciation and amortization	13,287	12,711	26,341	25,333

Total operating expenses	46,011	45,756	93,667	89,461

Income from operations	10,340	11,480	20,829	23,442
Other income (expense):
Management fee of related party	(259)	(339)	(482)	(791)
Other expense, net	(440)	(217)	(801)	(183)
Interest income	28	162	144	452
Interest income from related party	117	—	117	—
Interest expense	(11,742)	(12,000)	(24,181)	(24,183)

Loss from continuing operations before income taxes	(1,956)	(914)	(4,374)	(1,263)
(Benefit) provision for income taxes	(700)	393	(736)	479

Loss from continuing operations	(1,256)	(1,307)	(3,638)	(1,742)
Income (loss) from discontinued operations, net of tax	74	(32)	116	84

Net loss	$(1,182)	$(1,339)	$(3,522)	$(1,658)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31
	2009	2008
Operating activities
Net loss	$(3,522)	$(1,658)
Adjustments to reconcile net loss to cash provided by operating activities:
Accounts receivable allowances	4,709	4,594
Depreciation and amortization of property and equipment	10,095	9,397
Amortization of other intangible assets	16,361	16,127
Amortization of deferred financing costs	1,640	1,607
Stock based compensation	835	594
Loss on disposal of property and equipment	267	405
Gain on disposal of business units	(38)	(65)
Gain from sale of discontinued operations	(100)	—
Interest income from related party	(117)	—
Asset impairment charge	400	—
Changes in operating assets and liabilities:
Accounts receivable	(12,951)	(7,124)
Other assets	10,252	5,001
Accounts payable	(2,468)	(1,887)
Accrued payroll and related costs	(1,721)	(1,094)
Other accrued liabilities	2,791	5,109
Deferred taxes	(3,071)	(6,195)
Restricted cash	(1,522)	(1,109)
Other long-term liabilities	456	1,005

Net cash provided by operating activities	22,296	24,707
Investing activities
Cash paid for acquisitions, net of cash received	(13,113)	(5,876)
Purchases of property and equipment	(17,263)	(9,140)
Purchases of related party debt securities	(6,555)	—
Cash proceeds from sale of business units	76	125
Cash proceeds from sale of discontinued operations	116	—
Cash proceeds from sale of property and equipment	520	629

Net cash used in investing activities	(36,219)	(14,262)
Financing activities
Repayments of long-term debt	(1,868)	(1,874)
Repayments of capital lease obligations	(110)	(176)
Dividend to parent	(7,306)	(36)
Parent capital contribution	201	—
Payments of deferred financing costs	(33)	(44)

Net cash used in financing activities	(9,116)	(2,130)
Net (decrease) increase in cash and cash equivalents	(23,039)	8,315
Cash and cash equivalents at beginning of period	38,908	29,373

Cash and cash equivalents at end of period	$15,869	$37,688

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2009

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

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which is on file with the SEC. Operating results for the three and six months ended March 31, 2009 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

        The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results may differ from the Company's estimates. These differences could be material to the financial statements.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (SFAS 161), which expands the disclosure requirements in SFAS 133 about an entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a material impact on its financial position, results of operations or cash flows.

3. Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income (SFAS 130), requires classifying items of other comprehensive income (loss) by their nature in a financial statement and displaying the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended March 31		Six Months Ended March 31
(in thousands)	2009	2008	2009	2008
Net loss	$(1,182)	$(1,339)	$(3,522)	$(1,658)
Changes in unrealized gains (losses) on derivatives	3,485	(8,852)	(6,091)	(14,888)
Income tax effect	(1,409)	3,580	2,463	6,021

Comprehensive income (loss)	$894	$(6,611)	$(7,150)	$(10,525)

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

4. Long-Term Debt

        The Company's long-term debt consists of the following:

(in thousands)	March 31, 2009	September 30, 2008
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013
—fixed interest rate of 7.32%	$134,991	$137,844
—fixed interest rate of 6.89%	177,118	183,930
—variable interest rate of 3.22% and 5.71% at March 31, 2009 and September 30, 2008, respectively	13,678	5,689
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (4.75% and 6.50% at March 31, 2009 and September 30, 2008, respectively)	4,259	4,450

	510,046	511,913
Less current portion	3,735	3,735

Long-term debt	$506,311	$508,178

        The Company's senior credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the "term B loan"), a $125.0 million senior secured revolving credit facility (the "senior revolver") and a $20.0 million senior secured synthetic letter of credit facility (together, the "senior secured credit facilities"). Any amounts outstanding under the senior revolver are due June 29, 2012. The $335.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end equal to an amount ranging from 0-50% of a calculated amount, depending on the Company's leverage ratio, if the Company generates certain levels of cash flow. In connection with the Merger and the related transactions on June 29, 2006 (the "Transactions"), the Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the "senior subordinated notes").

        The Company issued approximately $24.0 million in standby letters of credit as of March 31, 2009 related to the Company's workers' compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility. The availability under our senior revolver was reduced by $4.0 million to a balance of $121.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

        The variable interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company's option. The interest rate on the term B loan outstanding at March 31, 2009 was

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

4. Long-Term Debt (Continued)

equal to LIBOR plus 2.00%. The interest rates for any senior revolver borrowings are equal to either LIBOR plus 2.25% or Prime plus 1.25%, at the Company's option, and subject to reduction depending on the Company's leverage ratio. Cash paid for interest amounted to approximately $16.0 million and $16.4 million for the three months ended March 31, 2009 and 2008, respectively, and approximately $22.5 and $22.7 million for the six months ended March 31, 2009 and 2008, respectively.

        The Company is exposed to changes in interest rates as a result of its outstanding variable rate debt. To reduce the interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006 and maturing on June 30, 2010 and fixed the interest rate on approximately $113.3 million of its remaining $335.0 million term B loan, effective as of August 31, 2007 and maturing on September 30, 2010. In total, as of March 31, 2009, the Company fixed the interest rate on approximately $312.1 million of its $325.8 million term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

	Agreement		31-Mar-09		31-Mar-10		31-Mar-11
	Swap Value		Swap Value		Swap Value		Swap Value
(in thousands)		Rate		Rate		Rate		Rate
Interest Swap effective date
August 31, 2006(1)	$221,200	5.32%	$134,991	5.32%	$85,703	5.32%	—	—
August 31, 2007(1)	113,297	4.89%	177,118	4.89%	206,547	4.89%	—	—
Variable rate debt			13,678	—	30,188	—	320,763	—

Total term B loan			$325,787	—	$322,438	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans.

        The swap is a derivative and is accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). The fair value of the swap agreements, representing the price that would be paid to transfer a liability in an orderly transaction between market participants, was approximately $15.8 million, or approximately $9.4 million after taxes. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions.

        Since the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship does not qualify for use of the shortcut method under SFAS 133. Therefore, the effectiveness of the hedge relationships is assessed on a quarterly basis during the term of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness. The entire change in fair market value is recorded in shareholders' equity, net of tax, on the unaudited condensed consolidated balance sheets as other comprehensive loss.

        The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on the Company's ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

4. Long-Term Debt (Continued)

capital stock, acquire the capital stock or assets of another business, pay dividends, and, in the case of the senior credit agreement, require the Company to meet or exceed certain financial ratios. At March 31, 2009, the Company is in compliance with all covenants.

        The priority with regard to the right of payment on the Company's debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company's long-term debt. The senior credit facilities are guaranteed by the Company's subsidiaries, except for the captive insurance subsidiary, and are secured by substantially all of the assets of the Company. The term loan mortgage is secured by certain buildings and land of the Company. The senior subordinated notes are guaranteed by the Company's subsidiaries, except for the captive insurance subsidiary. The results and operations of the captive insurance subsidiary are not material to the Company's consolidated results.

        The unaudited condensed consolidated balance sheets as of both March 31, 2009 and September 30, 2008 include deferred financing costs of approximately $22.8 million related to the 2006 refinancing: $3.2 million in current assets (under Prepaid expenses and other current assets) and $19.6 million at March 31, 2009 and $19.5 million at September 30, 2008 in other long-term assets (under Other assets). The Company incurred amortization expense of $0.8 million for both the three months ended March 31, 2009 and 2008 and $1.6 million for both the six months ended March 31, 2009 and 2008. Amortization of these deferred financing costs is included in interest expense in the unaudited condensed consolidated statements of operations.

5. Related Party Transactions

Investment in Related Party Debt Securities

        NMH Holdings, Inc. ("NMH Holdings") is a wholly owned subsidiary of NMH Investment, LLC ("NMH Investment"). NMH Holdings, LLC ("Parent") is a wholly owned subsidiary of NMH Holdings and Parent is the sole stockholder of the Company.

        During the second quarter of fiscal 2009, the Company purchased approximately $11.5 million in aggregate principal amount of the NMH Holdings senior floating rate toggle notes due 2014 ("NMH Holdings notes") for approximately $6.6 million. This is reflected on the Company's unaudited condensed consolidated balance sheets as Investment in related party debt securities. The NMH Holdings notes were issued by the Company's indirect parent, NMH Holdings, and cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") or (c) 50% in cash and 50% in PIK Interest. NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including the Company, and all of its operations are conducted through the Company and the Company's subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from the Company to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by the Company. The purchase of the NMH Holdings notes was accounted for as a debt

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

5. Related Party Transactions (Continued)

security under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and classified as Available for Sale.

        The Company received its first quarterly interest payment on March 15, 2009 in PIK Interest. The Company recorded $0.1 million of interest income related to the NMH Holdings notes for both the three and six months ended March 31, 2009 which is recorded under Interest income from related party on the unaudited condensed consolidated statements of operations

        As of March 31, 2009, the Company's available-for-sale debt securities had an amortized cost of $6.6 million, which also approximated its estimated fair value. The debt security is scheduled to mature after three years on June 15, 2014, but actual maturities may differ from the contractual or expected maturities since borrowers may have the right to prepay obligations with or without prepayment penalties.

        Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly. Securities are evaluated individually based on various factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to hold the investment for a period of time sufficient to allow for any anticipated recovery of cost. Declines in the fair value of securities below their cost that are deemed to be other than temporarily impaired, are recognized through earnings as realized losses in the period in which the impairment is identified. There were no securities deemed impaired on an other-than-temporary basis for the three and six months ended March 31, 2009.

Dividend to Parent

        The holders of the Company's common stock are entitled to receive dividends when and as declared by the Company's Board of Directors. On January 23, 2009, the Company paid a $7.0 million dividend to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase approximately $13.9 million in aggregate principal amount of the NMH Holdings notes.

6. Fair Value Measurements

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

        The Company adopted SFAS 157 as of October 1, 2008 for financial assets and financial liabilities. The Company is currently assessing the impact of FSP No. 157-2 for nonfinancial assets and nonfinancial liabilities on the Company's consolidated financial position and results of operations.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

6. Fair Value Measurements (Continued)

        SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

        SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

        Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

        In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

        A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

(in thousands):	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$15,797	$—	$15,797	$—
Investment in related party debt securities	$6,587	$—	$6,587	$—

        Interest rate swap agreements.    The fair value of the swap agreements was approximately $15.8 million, or approximately $9.4 million after taxes. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions.

        Investment in related party debt securities.    The fair value of the investment in related party debt securities was approximately $6.6 million. The fair value measurements consider observable market data that may include, among other data, credit ratings, credit spreads, future interest rates and risk free rates of return.

7. Stock-Based Compensation

        In connection with the Transactions, NMH Investment adopted a new equity-based compensation plan and issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. As of March 31, 2009, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units and 6,375 Class E Units authorized for issuance under the plan.

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

        If an employee holder's employment is terminated, NMH Investment may repurchase the holder's Class B, C and D units. If the termination occurs within 12 months after the relevant measurement date, all of the B units will be repurchased at the initial purchase price, or cost. If the termination occurs during the following four-year period, the proportion of the B units that may be purchased at fair market value will be determined depending on the circumstances of the holder's departure and the date of termination. From month 13 to month 60, if the holder is terminated without cause, or resigns for good reason, he or she is entitled to receive a higher proportion of the purchase price at fair market value than if he or she resigns voluntarily. This proportion increases ratably each month. For the C and D units, the holder is entitled to receive fair market value if he or she is terminated without cause or resigns for good reason or, after the third anniversary of the relevant measurement date, upon

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

7. Stock-Based Compensation (Continued)

termination for any reason except for cause. Before the third anniversary, all the C and D units are callable at cost if the holder resigns without good reason. In the event of a termination for cause at any time, all of the units would be callable at cost. The Class E Units vest over time given continued service of the director as a member of the Board of Directors of the Company.

        For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company's equity. The Company then used the option pricing method to determine the fair value of the units granted.

        The fair value of the units granted during fiscal 2009 was calculated using the following assumptions: a term of 3.5 years, which is based on the expected term in which the units will be realized; a risk-free interest rate of 1.27%, which is the 3.5 year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 40%, which is based on the historical data of equity instruments of comparable companies.

        The estimated fair value of the units, less an assumed forfeiture rate of 9.0%, will be recognized in expense in the Company's financial statements on a straight-line basis over the requisite service periods of the awards. For Class B and E Units, the requisite service period is five years, and for Class C and D Units, the requisite service period is three years. The assumed forfeiture rate is based on an average of the Company's historical forfeiture rates. The historical trend of forfeitures is deemed reasonable to use in determining expected forfeitures.

        In accordance with SFAS 123(R), the Company recorded $0.3 million of stock-based compensation expense for the three months ended March 31, 2009 and 2008 and recorded $0.8 million and $0.6 million of stock-based compensation expense for the six months ended March 31, 2009 and 2008, respectively. Stock-based compensation expense is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The summary of activity under the plan is presented below:

(in thousands)	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at September 30, 2008	757,971	$6.94
Granted	24,439	4.45
Forfeited	(33,468)	7.54
Vested	—	—

Nonvested balance at March 31, 2009	748,942	$7.14

        As of March 31, 2009, there was $1.2 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.5 years. For purposes of this table above, no units were vested as of March 31, 2009 such that value was realized, as NMH Investment could repurchase at cost the units of any employee who terminated his or her employment voluntarily up to that date. However, in most cases, if an employee is terminated without

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

7. Stock-Based Compensation (Continued)

cause or resigns for good reason, he or she is entitled to receive fair market value for a portion of his or her units, calculated in accordance with the applicable Management Unit Subscription Agreement.

8. Income Taxes

        The Company's effective income tax rate for the interim periods was based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation. For the three months ended March 31, 2009, the Company's effective income tax rate was 35.8% compared to an effective tax rate of (43.0)% for the three months ended March 31, 2008. For the six months ended March 31, 2009, the Company's effective income tax rate was 16.8% compared to an effective tax rate of (37.9)% for the six months ended March 31, 2008. The change in the effective tax rate was primarily due to the benefit of employment tax credits recorded in the 2009 quarterly periods.

        The Company files a federal consolidated return and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as income tax.

9. Discontinued Operations and Assets Held for Sale

        The Company has adopted a plan to sell REM Health, Inc., REM Health of Wisconsin, Inc., and REM Health of Iowa, Inc. (together, "REM Health") in fiscal 2009. REM Health is reported under the Human Services segment. Assets held for sale are recorded at the lower of their carrying amount or their fair value less cost to sell. For the six months ended March 31, 2009, the Company recorded a pre-tax impairment charge of $0.3 million related to the write-down of the REM Health assets to their fair value less cost to sell.

        The REM Health assets classified as held for sale at March 31, 2009 are summarized as follows:

(in thousands)
Assets
Goodwill and other intangibles	$4,838
Property and equipment	165
Other assets	24

Total assets held for sale	$5,027

        REM Health's assets to be sold are immaterial to the Company and, as a result, are not reported separately as assets held for sale on the unaudited condensed consolidated balance sheets.

        The operations of REM Health have been presented as discontinued operations on the unaudited condensed consolidated statements of operations and the prior periods have been reclassified. Income (loss) from discontinued operations, net of tax, for the six months ended March 31, 2009 includes

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

9. Discontinued Operations and Assets Held for Sale (Continued)

$0.3 million of impairment charge. The components of the REM Health discontinued operations for the three and six months ended March 31, 2009 and 2008 are summarized as follows:

	Three Months Ended March 31		Six Months Ended March 31
(in thousands)	2009	2008	2009	2008
Net revenue	$5,387	$5,254	$11,177	$10,548
Income (loss) before income tax	117	(50)	85	135

10. Segment Information

        In accordance with the criteria of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131), the Company's Human Services segment is the only reportable segment. The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities, to youth with emotional, behavioral and medically complex challenges, and to individuals in specific markets with acquired brain injuries. Human Services is organized in a reporting structure composed of two operating segments. The two operating segments are aggregated into one reportable segment under SFAS 131 based on similarity of the economic characteristics of the segments.

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

        The Company generally evaluates the performance of its operating segments based on income from operations. Segment disclosures for the three and six months ended March 31, 2008 have been restated to reflect the change in the composition of the Company's reportable operating segment effective October 1, 2008. The following is a financial summary by reportable segment for the periods indicated.

Three Months Ended March 31,	Human Services	Other	Corporate	Consolidated
(in thousands)
2009
Net revenue	$218,707	$22,030	$—	$240,737
Income (loss) from operations	17,797	3,201	(10,658)	10,340
Total assets	860,715	92,403	38,264	991,382
2008
Net revenue	$214,599	$20,354	$—	$234,953
Income (loss) from operations	18,646	3,264	(10,430)	11,480
Total assets	865,622	90,800	49,938	1,006,360

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

10. Segment Information (Continued)

Six Months Ended March 31,	Human Services	Other	Corporate	Consolidated
(in thousands)
2009
Net revenue	$438,941	$43,029	$—	$481,970
Income (loss) from operations	37,316	5,965	(22,452)	20,829
Total assets	860,715	92,403	38,264	991,382
2008
Net revenue	$427,242	$39,816	$—	$467,058
Income (loss) from operations	38,095	5,956	(20,609)	23,442
Total assets	865,622	90,800	49,938	1,006,360

11. Accruals for Self-Insurance and Other Commitments and Contingencies

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

        Beginning November 1, 2005, the Company's self-insured portion of professional and general liability claims was transferred into the Company's wholly-owned subsidiary captive insurance company. The captive insurance company also provides coverage for the Company's employment practices liability beginning October 1, 2007. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying unaudited condensed consolidated financial statements.

        The Company is in the human services business and, therefore, has been and reasonably expects it will continue to be subject to claims alleging that the Company, its independently contracted host-home caregivers (called "Mentors"), or its employees failed to provide proper care for a client, as well as claims by the Company's clients, Mentors, employees or community members against the Company for negligence, intentional misconduct or violation of applicable law. Included in the Company's recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company's programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

March 31, 2009

(Unaudited)

11. Accruals for Self-Insurance and Other Commitments and Contingencies (Continued)

be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

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

  Overview

        Founded in 1980, we are a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities ("I/DD"), acquired brain injury and other catastrophic injuries and illnesses ("ABI"); and to youth with emotional, behavioral and medically complex challenges ("ARY"). As of March 31, 2009, we provided our services to approximately 23,000 clients in 35 states and the District of Columbia through approximately 16,800 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, ICFs-MR or host home settings, designed to improve our clients' quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private sector payors, mostly in our ABI services.

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

        We previously operated our business in two operating segments and aggregated those two segments as one reportable segment, described as Human Services. Effective October 1, 2008, we began managing the majority of our services to individuals with acquired brain injuries and other catastrophic injuries and illnesses separately from the other services provided by the two operating segments which include services to adults and children with intellectual and/or developmental disabilities, youth with emotional, behavioral and medically complex challenges, and to individuals in specific markets with acquired brain injuries. As a result, we changed the composition of our reportable segment in accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS 131) to reflect our one reportable segment, Human Services, and an Other category. Human Services continues to consist of two operating segments which are aggregated under SFAS 131 based on the similarity of the economic characteristics of the segments. The Other category consists of a mix of health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. The operations included in the Other category do not qualify as a reportable segment under SFAS 131. Operating segment performance is evaluated primarily based on income from operations.

        As detailed in note 1 in the unaudited condensed consolidated financial statements included elsewhere in this report, on June 29, 2006, we were merged with a wholly owned subsidiary of NMH Investment. The Merger was accounted for under the purchase method of accounting in accordance with Financial Accounting Standard No. 141, Business Combinations (SFAS 141). Under purchase accounting, fixed assets and identifiable intangible assets acquired and liabilities assumed are recorded at their respective fair values. We have accounted for the Merger in accordance with Staff Accounting Bulletin No. 54, Push Down Accounting (SAB 54), whereby NMH Holdings, LLC has "pushed down" the purchase price in revaluing our assets and liabilities.

  Factors affecting our operating results

  Demand for Home and Community-Based Human Services

        Our growth in revenues has historically been related to increases in the rates we receive for our services as well as increases in the number of individuals served. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, and upon acquisitions. We also attribute the continued growth in our client base to certain trends that are increasing demand in our industry, including demographic, medical and political developments.

        Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of I/DD individuals, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services. Similarly, our ARY service line has been driven by favorable demographics. In addition, demand for our ABI services has been increased by increased life expectancy resulting from faster emergency response and improved medical techniques that have resulted in more people surviving an ABI.

        Political trends can also affect our operations. In particular, budgetary changes can influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY service line has historically been positively affected by the trend toward privatization of services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of ABI.

  Expansion

        We have grown our business through expansion of existing markets and programs as well as through acquisitions.

  Organic Growth

        We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18-24 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended March 31, 2009, losses on new program starts for programs started within the last 18 months that generated operating losses were $4.2 million.

  Acquisitions

        As of March 31, 2009, we have completed more than 25 acquisitions since 2003, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as "tuck-in" acquisitions. We have pursued larger strategic acquisitions in markets with significant opportunities.

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

  Net revenues

        Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the six months ended March 31, 2009, we derived more than 90% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

        Occupancy costs represent a significant portion of our operating costs. As of March 31, 2009, we owned 412 facilities and two offices, and we leased 883 facilities and 271 offices. We incur no facility costs for services provided in the home of a Mentor.

        Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.5% and 0.4% of our net revenues for the three months ended March 31, 2009 and 2008, respectively, and 0.4% for the six months ended March 31, 2009 and 2008. We have incurred professional and general liability claims and insurance expense for professional and general liability of $1.3 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively, and $2.2 million and $1.7 million for the six months ended March 31, 2009 and 2008, respectively. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. We also insure through our captive subsidiary employment practices liability claims of up to $240,000 per claim and up to $1.0 million in the aggregate.

        Our cost of net revenues as a percentage of revenues for our different services may vary, with our ABI services, generally, having the highest margin (or lowest costs as a percentage of revenues). Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses. In fiscal 2008 and 2009, we invested in our infrastructure initiatives and business process improvements, which had a negative impact on our margin. If we choose to continue to invest in our infrastructure initiatives and business process improvements our margin will continue to be negatively impacted.

Results of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue:
Human Services	$218,707	$214,599	$438,941	$427,242
Other	22,030	20,354	43,029	39,816
Corporate	—	—	—	—

Consolidated	$240,737	$234,953	$481,970	$467,058

Income (loss) from operations:
Human Services	$17,797	$18,646	$37,316	$38,095
Other	3,201	3,264	5,965	5,956
Corporate	(10,658)	(10,430)	(22,452)	(20,609)

Consolidated	$10,340	$11,480	$20,829	$23,442

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Consolidated

        Consolidated revenue for the three months ended March 31, 2009 increased 2.5% compared to consolidated revenue for the three months ended March 31, 2008. The increase in revenue was primarily related to organic growth of $4.4 million, including growth related to new programs that began operations during the last three quarters of fiscal 2008 and the first two quarters of fiscal 2009, in our Human Services segment and the Other category. In addition, our Human Services segment experienced growth in revenue of $3.4 million as a result of acquisitions that closed during the last three quarters of fiscal 2008 and the first two quarters of fiscal 2009. Revenue growth was partially offset by a reduction in revenue of approximately $2.0 million from businesses we divested in fiscal 2008.

        Consolidated income from operations for the three months ended March 31, 2009 was $10.3 million, compared to $11.5 million for the three months ended March 31, 2008. Consolidated operating margins were 4.3% and 4.9% for the three months ended March 31, 2009 and 2008, respectively. The decreases in income from operations and in operating margins were primarily due to an increase in labor costs and a payor contract settlement in the Human Services segment. The decrease in income from operations was also due to increased investment in growth initiatives in the Other category.

        Interest expense decreased $0.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in interest expense was primarily the result of a decrease in our outstanding debt and our weighted average interest rates. The operations of REM Health have been presented as discontinued operations on the consolidated statements of operations and the prior periods have been reclassified. Our effective income tax rate for the three months ended March 31, 2009 was 35.8% as compared to (43.0)% for the three months ended March 31, 2008. The change in the effective tax rate was primarily due to the benefit of employment tax credits recorded during the three months ended March 31, 2009.

Human Services

        Human Services revenue for the three months ended March 31, 2009 increased by 1.9% compared to the three months ended March 31, 2008. The increase was due to organic growth of $2.7 million, which included growth related to new programs that began operations during the last three quarters of fiscal 2008 and the first two quarters of fiscal 2009. In addition, acquisitions contributed additional revenue growth of $3.4 million. Human Services revenue growth was partially offset by a reduction in revenue of approximately $2.0 million from businesses we divested in fiscal 2008. Operating margin decreased from 8.7% during the three months ended March 31, 2008 to 8.1% during the three months ended March 31, 2009 primarily due to an increase in labor costs and a payor contract settlement.

Other

        Included in the Other category are our health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. Revenue for the Other category during the three months ended March 31, 2009 increased by 8.2% compared to the three months ended March 31, 2008. This increase was due primarily to organic growth of $1.7 million, which included growth related to new programs that began operations during the last three quarters of fiscal 2008 and the first two quarters of fiscal 2009. Operating margin decreased from 16.0% for the three months ended March 31, 2008 to 14.5% for the three months ended March 31, 2009. The decrease in operating margin was primarily due to an increase in growth initiatives in the current quarter.

Corporate

        Corporate represents corporate general and administrative expenses. Total corporate expense increased by approximately $0.2 million, or 2.2% from the three months ended March 31, 2008 to $10.7 million for the three months ended March 31, 2009.

Six months ended March 31, 2009 compared to six months ended March 31, 2008

Consolidated

        Consolidated revenue for the six months ended March 31, 2009 increased 3.2% compared to consolidated revenue for the six months ended March 31, 2008. The increase in revenue was primarily related to organic growth of $12.5 million, including growth related to new programs that began operations during fiscal 2008 and the first two quarters of fiscal 2009, in our Human Services segment and the Other category. In addition, our Human Services segment experienced growth in revenue of $6.5 million as a result of acquisitions that closed during fiscal 2008 and the first two quarters of fiscal 2009. Revenue growth was partially offset by a reduction in revenue of approximately $4.1 million from businesses we divested in fiscal 2008.

        Consolidated income from operations for the six months ended March 31, 2009 was $20.8 million, compared to $23.4 million for the six months ended March 31, 2008. Consolidated operating margins were 4.3% and 5.0% for the six months ended March 31, 2009 and 2008, respectively. The decreases in income from operations and in operating margins were primarily due to an increase in labor costs and a payor contract settlement in the Human Services segment. The decrease in income from operations was also due to increased investment in growth initiatives in the Other category as well as increased investment in business process improvements and growth initiatives in Corporate.

        Interest expense remained essentially constant from the six months ended March 31, 2008 compared to the six months ended March 31, 2009 despite the decrease in our outstanding debt and our weighted average interest rates. Interest expense increased by approximately $0.4 million due to borrowings under our senior secured revolving credit facility (the "senior revolver"). During the first quarter of fiscal 2009, we borrowed $40.0 million under our senior revolver and repaid the amount in full prior to the end of the first quarter. The operations of REM Health have been presented as discontinued operations on the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for the six months ended March 31, 2009 included a $0.3 million impairment charge related to the write-down of the REM Health assets to their fair value less cost to sell. Our effective income tax rate for the six months ended March 31, 2009 was 16.8% as compared to (37.9)% for the six months ended March 31, 2008. The change in the effective tax rate was primarily due to the benefit of employment tax credits recorded during the six months ended March 31, 2009.

Human Services

        Human Services revenue for the six months ended March 31, 2009 increased by 2.7% compared to the six months ended March 31, 2008. The increase was due mostly to organic growth of $9.4 million, which included growth related to new programs that began operations during fiscal 2008 and the first two quarters of fiscal 2009. In addition, acquisitions contributed additional revenue growth of $6.5 million. Human Services revenue growth was partially offset by a reduction in revenue of approximately $4.1 million from businesses we divested in fiscal 2008. Operating margin decreased from 8.9% during the six months ended March 31, 2008 to 8.5% during the six months ended March 31, 2009 primarily due to an increase in labor costs and a payor contract settlement.

Other

        Included in the Other category are our health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. Revenue for the Other category during the six months ended March 31, 2009 increased by 8.1% compared to the six months ended March 31, 2008. This increase was due primarily to organic growth of $3.2 million, which included growth related to new programs that began operations during fiscal 2008 and the first two quarters of fiscal 2009. Operating margin decreased from 15.0% for the six months ended March 31,

2008 to 13.9% for the six months ended March 31, 2009. The decrease in operating margin was primarily due to an increase in growth initiatives in the current period.

Corporate

        Corporate represents corporate general and administrative expenses. Total corporate expense increased by approximately $1.8 million, or 8.9% from the six months ended March 31, 2008 to $22.5 million for the six months ended March 31, 2009. The increase was primarily due to increased investment in business process improvements and growth initiatives.

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

        Cash flows provided by operating activities for the six months ended March 31, 2009 were $22.3 million compared to $24.7 million for the six months ended March 31, 2008. The decrease from the six months ended March 31, 2008 to the six months ended March 31, 2009 was primarily due to a decrease in operating income. Our days sales outstanding increased approximately 1.7 days from 45.8 days at September 30, 2008 to 47.5 days at March 31, 2009.

        Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $36.2 million for the six months ended March 31, 2009 compared to $14.3 million for the six months ended March 31, 2008.

        Cash paid for acquisitions for the six months ended March 31, 2009 was $13.1 million, primarily reflecting the earnout payment of $12.0 million associated with the CareMeridian acquisition and the acquisition of RIA, Inc. for approximately $0.9 million. Cash paid for acquisitions for the six months ended March 31, 2008 was $5.9 million, primarily reflecting the earnout payment of $5.5 million associated with the CareMeridian acquisition.

        Cash paid for property and equipment was $17.3 million, or 3.6% of net revenues, for the six months ended March 31, 2009, compared to $9.1 million, or 2.0% of net revenues, for the six months ended March 31, 2008. Approximately $4.4 million of cash paid for property and equipment for the six months ended March 31, 2009 was related to the purchase of real estate and approximately $1.4 million was related to the implementation of a new billing system.

        Investing activities also included the purchase of $11.5 million in aggregate principal amount of the senior floating rate toggle notes due 2014 issued by NMH Holdings (the "NMH Holdings notes") for $6.6 million during the six months ended March 31, 2009.

        Net cash used in financing activities was $9.1 million for the six months ended March 31, 2009 compared to $2.1 million for the six months ended March 31, 2008. During the six months ended March 31, 2009, we paid a dividend of approximately $7.0 million to our direct parent company, which used the proceeds to make a distribution to NMH Holdings and NMH Holdings used the proceeds of the distribution to repurchase an aggregate principal amount of $13.9 million of the NMH Holdings notes. As a result, as of March 31, 2009, the aggregate principal amount of the NMH Holdings notes outstanding was $196.2 million, $11.5 million of which was held by us. Our financing activities also included the repayment of long-term debt of $1.9 million for the six months ended March 31, 2009 and 2008.

        We may seek to purchase a portion of our outstanding debt or the debt of NMH Holdings from time to time. The amount of debt that may be purchased, if any, would be decided at the sole discretion of our Board of Directors and management and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors.

        As mentioned above, our principal sources of funds are cash flows from operating activities and available borrowings under the senior credit facilities. As of March 31, 2009, the availability under our senior revolver was $121.0 million. The availability under the senior revolver was reduced by $4.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding. We believe that these funds will provide sufficient liquidity and capital resources to meet our near term and future financial obligations, including scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case.

Contractual Commitments Summary

        The following table summarizes our contractual obligations and commitments as of March 31, 2009:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$510,046	$3,735	$10,573	$315,738	$180,000
Operating lease obligations(2)	118,392	31,900	45,356	23,999	17,137
Capital lease obligations	1,881	152	147	134	1,448
Standby letters of credit	24,018	24,018	—	—	—

Total obligations and commitments	$654,337	$59,805	$56,076	$339,871	$198,585

(1)
Does not include interest on long-term debt or the $193.8 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings. Approximately $11.5 million of the outstanding notes are held by us.

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

  Goodwill and Indefinite-lived Intangible Assets

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

  Stock-Based Compensation

        The Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123(R)), to account for share-based payments to employees. NMH Investment adopted an equity-based plan, and issued units of limited liability company interests pursuant to such plan. The units are limited liability company interests and are available for issuance to our employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B and Class E units vest over a five-year service period. The Class C and Class D units vest based on service and on certain performance and/or investment return conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, is being recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.

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

        We, from time to time, enter into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on our debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statement of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income (loss) as a change to shareholders' equity, net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability in our consolidated balance sheets.

  Available- for-Sale Securities

        Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), our investments in marketable debt securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each reporting period. Unrealized gains and losses arising from such valuation are reported, net of applicable income taxes, in other comprehensive income (loss).

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

Forward-Looking Statements

        Some of the matters discussed in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

        The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under "Item 1A. Risk Factors" in this report as well as the following:

  •
  changes in Medicaid funding or changes in budgetary priorities by state and local governments;

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, we entered into interest rate swap agreements whereby we fixed the interest rate on approximately $221.2 million of our $335.0 million term B loan, effective as of August 31, 2006 and maturing on June 30, 2010 and fixed the interest rate on approximately $113.3 million of our remaining $335.0 million term B loan, effective as of August 31, 2007 and maturing on September 30, 2010. In total, as of March 31, 2009, we fixed the interest rate on approximately $312.1 million of our $325.8 term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

	Agreement		31-Mar-09		31-Mar-10		31-Mar-11
(in thousands) Interest Swap effective date	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate
August 31, 2006(1)	$221,200	5.32%	$134,991	5.32%	$85,703	5.32%	—	—
August 31, 2007(1)	113,297	4.89%	177,118	4.89%	206,547	4.89%	—	—
Variable rate debt			13,678	—	30,188	—	320,763	—

Total term B loan			$325,787	—	$322,438	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans.

        As a result of the interest rate swap agreements, the variable rate debt outstanding was effectively reduced from $330.0 million outstanding to $17.9 million outstanding at March 31, 2009. The variable rate debt outstanding relates to the term B loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the senior revolver, which has an interest rate based on LIBOR plus 2.25% or Prime plus 1.25%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. An increase in the interest rate by 100 basis points on the debt balance outstanding as of March 31, 2009, would increase annual interest expense by approximately $0.2 million.

Item 4.    Controls and Procedures

        None.

Item 4T.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of March 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2009, because they are not yet able to conclude that we have remediated the material weaknesses in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

        We are currently developing an approach to assess contract terms in each state to ensure that our revenue recognition policy is being consistently and appropriately interpreted and applied. We are also beginning to implement a new system and processes that are expected to ultimately improve our ability to identify and reserve for unauthorized sales. During the quarter ended March 31, 2009 we continued implementation of the new system.

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

  (b)
  Changes in Internal Control over Financial Reporting

        In the three months ended September 30, 2008, we introduced a new billing and accounts receivable system in certain states. As discussed above, in the quarter ended March 31, 2009, we continued to implement a new billing and accounts receivable system in several states. The implementation of this billing and accounts receivable system will affect the processes that impact our internal control over financial reporting. As we continue with the system implementation, we will review the related controls and may take further steps to ensure that they are effective and integrated appropriately.

        Except for the changes related to implementation of our new billing and accounts receivable system, during the quarter ended March 31, 2009, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We derive substantially all of our revenues from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal dollars ranging from 50% to more than 77% of total costs, a number based largely on a state's per capita income. Our revenues, therefore, are determined by the size of federal, state and local governmental spending for the services we provide. Budgetary pressures, particularly during recessionary periods, as well as other economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy. If the current economic downturn continues, we expect budgetary pressure on federal, state and local governments to increase, and, as a result, certain appropriations could be reduced. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate are experiencing budgetary pressures and are considering implementing or are initiating service reductions, rate-freezes and/or rate reductions, which are measures states have taken in previous economic downturns. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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

        Due to the widespread and ongoing tightening of the credit markets, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash-flow need. Moreover, tax revenues are down in many jurisdictions due to the economic recession and widespread unemployment and government payors may not be able to pay us for our services until they collect sufficient tax revenues. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In addition, in the event that our payors or other counterparties delay payments to us, our financial condition could be further impaired if we are unable, under our senior credit agreement, to borrow funds to finance our operations.

Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations or increased unionization activities.

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

        Our employees are generally not unionized. However, as of March 31, 2009, seventeen of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. If any of the employees covered by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

        In addition, future unionization activities may result in an increase of our labor and other costs. The Employee Free Choice Act ("EFCA") of 2009 (H.R. 1409) seeks to amend the National Labor Relations Act to make it easier for workers to be represented by labor unions. If the EFCA or a variation of the legislation becomes law, it could result in increased unionization activities.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.

        We have a significant amount of indebtedness. As of March 31, 2009, we had total indebtedness of approximately $511.9 million and $121.0 million of availability under our senior revolver. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior revolver was reduced from $125.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

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

  •
  a portion of our variable interest rate borrowings under the senior secured credit facilities has not been hedged, exposing us to the risk of increased interest rates;

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

        In addition to our indebtedness noted above, our indirect parent company, NMH Holdings had $196.2 million aggregate principal amount of senior floating rate toggle notes due 2014 outstanding as of March 31, 2009 ($11.5 million of which was held by us). NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes to be held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $35.1 million. NMH Holdings currently expects to elect to pay entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") through June 15, 2012.

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

        In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the six months ended March 31, 2009, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $20.2 million. These obligations could further increase the risks described above.

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

        A substantial portion of our indebtedness, including borrowings under the senior revolver, the portion of our borrowings under the senior secured term loan facility for which the Company has not hedged its interest rate exposure under interest rate swap agreements, and the indebtedness of NMH Holdings under the NMH Holdings notes, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our and NMH Holdings' debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same.

        As of March 31, 2009, we had approximately $17.9 million of floating rate debt outstanding after giving effect to interest rate swaps. As of March 31, 2009, NMH Holdings had $193.8 million of floating rate debt outstanding, net of discount, excluding the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt by approximately $0.2 million, and a 1% increase in the interest rate on the NMH Holdings notes would have increased NMH Holdings' interest expense on those notes by approximately $1.9 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.

        The counterparties to our derivative financial instruments are substantial multi-national financial institutions. Although we consider the risk of counterparty nonperformance to be low, we cannot assure you that our counterparties will not default. If a counterparty defaulted, the effect on our results of operations could be material.

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

        In connection with our internal controls assessment required by the Sarbanes-Oxley Act of 2002 and as reported in Item 9AT of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, we identified material weaknesses in our internal control over financial reporting. Management concluded that as of September 30, 2008, our internal control over financial reporting was not effective and, as a result, our disclosure controls and procedures were not effective. Descriptions of the material weaknesses are included in Item 4T of this quarterly report on Form 10-Q. While we have taken action and continue to take actions to remediate our identified material weaknesses, our new policies and procedures, when implemented, may not be effective in remedying all of the deficiencies in our internal control over financial reporting. The decentralized nature of our operations, and the manual nature of many of our controls, make compliance with the requirements of Section 404 and remediation of our material weaknesses especially challenging. We expect that the implementation of our new billing and accounts receivable system will affect a number of processes that impact our internal control over financial reporting; however we may identify additional material weaknesses or significant deficiencies in connection with this implementation. A failure to remedy our material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, our conclusion that our internal control over financial reporting and disclosure controls and procedures are not effective, and any future disclosures of additional material weaknesses, may result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

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

        Approximately 3% of our net revenues for the six months ended March 31, 2009 were derived from contracts with affiliates of Alliance Health and Human Services, Inc., or "Alliance," an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

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

        For the six months ended March 31, 2009, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota's budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. In the past, our operations in Minnesota have been subject to rate reductions and we cannot assure you that we will not receive rate reductions in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

        No equity securities of the Company were sold during the three months ended March 31, 2009.

        The following table sets forth the number of units of common equity of NMH Investment issued during the quarter ended March 31, 2009 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were issued under Rule 701 promulgated under the Securities Act of 1933.

Dates	Title of Securities	Amount	Purchasers	Consideration
January 8, 2009	Class A Common Units	6,200.00	One director and one executive officer	$62,000.00
	Class B Common Units	4,990.33		$249.52
	Class C Common Units	5,236.60		$157.10
	Class D Common Units	5,547.68		$55.48
	Class E Common Units	3,188.00		$159.40
March 27, 2009	Class B Common Units	1,732.50	Certain employees	$88.63
	Class C Common Units	1,818.00		$54.54
	Class D Common Units	1,926.00		$19.26

Repurchases of Equity Securities

        No equity securities of the Company were repurchased during the three months ended March 31, 2009.

        The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the quarterly period ended March 31, 2009:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (January 1, 2009 through January 31, 2009)	25,250.00 A Units	$10.00	—	N/A
	6,737.50 B Units	$0.05	—	N/A
	7,070.00 C Units	$0.03	—	N/A
	7,490.00 D Units	$0.01	—	N/A
Month #2 (February 1, 2009 through February 28, 2009)	—	—	—	—
Month #3 (March 1, 2009 through March 31, 2009)	1,443.75 B Units	$0.05	—	N/A
	1,515.00 C Units	$0.03	—	N/A
	1,605.00 D Units	$0.01	—	N/A

        We did not repurchase any of our common stock as part of an equity repurchase program during the second quarter of fiscal 2009. NMH Investment purchased all of the units listed in the table from certain of our employees upon their departures.

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

NATIONAL MENTOR HOLDINGS, INC.
May 14, 2009	By:	/s/ EDWARD M. MURPHY Edward M. Murphy
	Its:	President and Chief Executive Officer
May 14, 2009	By:	/s/ DENIS M. HOLLER Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the "March 2007 10-Q")
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q
31.1	Certification of principal executive officer.	Filed herewith
31.2	Certification of principal financial officer.	Filed herewith
32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith