Form 10-Q
period 2009-06-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2009-08-13
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        As of August 13, 2009, there were 100 shares outstanding of the registrant's common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2009	September 30, 2008
Assets
Current assets
Cash and cash equivalents	$17,507	$38,908
Restricted cash	6,179	5,773
Accounts receivable, net	127,480	113,933
Deferred tax assets, net	11,436	10,355
Prepaid expenses and other current assets	15,164	23,268

Total current assets	177,766	192,237
Property and equipment, net	145,776	144,233
Intangible assets, net	442,368	462,987
Goodwill	202,024	199,392
Investment in related party debt securities	7,029	—
Other assets	16,586	17,584

Total assets	$991,549	$1,016,433

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$16,528	$20,840
Accrued payroll and related costs	55,776	59,146
Other accrued liabilities	47,415	52,437
Obligations under capital lease, current	137	201
Current portion of long-term debt	7,512	3,735

Total current liabilities	127,368	136,359
Other long-term liabilities	12,329	10,859
Deferred tax liabilities, net	122,473	122,103
Obligations under capital lease, less current portion	1,702	1,806
Long-term debt, less current portion	501,600	508,178

Total liabilities	765,472	779,305
Shareholders' equity
Common stock	—	—
Additional paid-in-capital	251,026	256,648
Other comprehensive loss, net of tax	(7,198)	(5,781)
Accumulated deficit	(17,751)	(13,739)

Total shareholders' equity	226,077	237,128

Total liabilities and shareholders' equity	$991,549	$1,016,433

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008
Net revenues	$247,133	$237,287	$729,103	$704,346
Cost of revenues	185,058	179,258	552,531	533,413

Gross profit	62,075	58,029	176,572	170,933
Operating expenses:
General and administrative	32,593	33,043	99,920	97,172
Depreciation and amortization	17,132	13,091	43,473	38,425

Total operating expenses	49,725	46,134	143,393	135,597

Income from operations	12,350	11,895	33,179	35,336
Other income (expense):
Management fee of related party	(273)	(284)	(755)	(1,075)
Other expense, net	(271)	(63)	(1,073)	(245)
Interest income	29	131	173	582
Interest income from related party	605	—	722	—
Interest expense	(11,784)	(12,098)	(35,965)	(36,280)

Income (loss) from continuing operations before income taxes	656	(419)	(3,719)	(1,682)
(Benefit) provision for income taxes	(394)	772	(1,132)	1,251

Income (loss) from continuing operations	1,050	(1,191)	(2,587)	(2,933)
Loss from discontinued operations, net of tax	(1,540)	(803)	(1,425)	(719)

Net loss	$(490)	$(1,994)	$(4,012)	$(3,652)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30
	2009	2008
Operating activities
Net loss	$(4,012)	$(3,652)
Adjustments to reconcile net loss to cash provided by operating activities:
Accounts receivable allowances	7,060	6,939
Depreciation and amortization of property and equipment	18,833	14,548
Amortization of other intangible assets	24,768	24,162
Amortization of deferred financing costs	2,456	2,458
Accretion of debt discount	(357)	—
Stock based compensation	1,232	1,267
Loss on disposals of property and equipment	777	479
Loss (gain) on disposals of businesses	330	(65)
Loss from sales of discontinued operations	1,577	1,349
Interest income from related party	(365)	—
Asset impairment charges	1,414	—
Changes in operating assets and liabilities:
Accounts receivable	(18,691)	(6,607)
Other assets	7,635	4,034
Accounts payable	(4,460)	1,259
Accrued payroll and related costs	(4,273)	(2,869)
Other accrued liabilities	1,090	10,525
Deferred taxes	167	(7,869)
Restricted cash	(429)	(1,412)
Other long-term liabilities	1,470	1,719

Net cash provided by operating activities	36,222	46,265
Investing activities
Cash paid for acquisitions, net of cash received	(23,250)	(5,876)
Purchases of property and equipment	(22,259)	(15,903)
Purchases of related party debt securities	(6,555)	—
Cash proceeds from sale of businesses	76	125
Cash proceeds from sale of discontinued operations	3,203	500
Cash proceeds from sale of property and equipment	1,028	1,179

Net cash used in investing activities	(47,757)	(19,975)
Financing activities
Repayments of long-term debt	(2,802)	(3,023)
Repayments of capital lease obligations	(168)	(212)
Dividend to parent	(7,306)	(182)
Parent capital contribution	452	—
Payments of deferred financing costs	(42)	(239)

Net cash used in financing activities	(9,866)	(3,656)
Net (decrease) increase in cash and cash equivalents	(21,401)	22,634
Cash and cash equivalents at beginning of period	38,908	29,373

Cash and cash equivalents at end of period	$17,507	$52,007

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

1. Basis of Presentation

        National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the "Company"), is a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges. Since the Company's founding in 1980, the Company has grown to provide services to approximately 23,000 clients in 35 states. The Company designs customized service plans to meet the unique needs of its clients in home- and community-based settings. Most of the Company's services involve residential support, typically in small group home or host home settings, designed to improve the clients' quality of life and to promote client independence and participation in community life. Other services that the Company provides include day programs, vocational services, case management, early intervention, family-based services, post-acute treatment and neurorehabilitation services, among others. The Company's customized services offer its clients, as well as the payers of these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, which is on file with the SEC. Operating results for the three and nine months ended June 30, 2009 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

2. Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), replacing SFAS 141, Business Combinations (SFAS 141). SFAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. SFAS 141R also

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

2. Recent Accounting Pronouncements (Continued)

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

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009. Adoption of SFAS 165 did not have an impact on the Company's financial position, results of operations or cash flows, other than the disclosures required by SFAS No. 165.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which amends the consolidation guidance applicable to variable interest entities under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. SFAS 167 is intended to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is currently assessing the impact SFAS 167 will have on its financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168). The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168 and all other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on the Company's financial statements.

3. Property and equipment, net

        During the quarter ended June 30, 2009, the Company identified errors relating to the amounts it recorded for furniture and fixtures and client home furnishings arising from disposals in prior years. As a result, an adjustment to reduce Property and equipment, net by $1.8 million has been recorded in the accompanying condensed consolidated balance sheet as of June 30, 2009 with a corresponding increase to depreciation expense. The adjustment arises from disposals of assets that the Company believes relate to a period or periods prior to 2009. Since the specific period to which this adjustment relates cannot be identified with certainty, the adjustment has been recorded in the three and nine month periods ended June 30, 2009.

        In addition, during the quarter ended June 30, 2009, the Company reviewed the useful lives assigned to its various categories of property and equipment in accordance with its policy, and

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

3. Property and equipment, net (Continued)

determined a revision to the estimated useful lives of furniture and fixtures and client home furnishings was appropriate. The Company reduced the estimated useful life on furniture and fixtures from ten years to five years and reduced the estimated useful life on client home furnishings from five years to three years. This reduction in estimated lives resulted in additional depreciation expense for the three and nine months ended June 30, 2009 of $1.6 million. The combined impact on net loss related to the additional depreciation expense recorded for the three and nine months ended June 30, 2009 was $2.1 million, net of tax, and the vast majority is recorded under the Human Services segment.

4. Comprehensive Income (Loss)

        Reporting comprehensive income requires classifying items of other comprehensive income (loss) by their nature in a financial statement and displaying the accumulated balance of other comprehensive income (loss) separately from retained earnings and additional paid in capital in the equity section of the balance sheet. The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(in thousands)	2009	2008	2009	2008
Net loss	$(490)	$(1,994)	$(4,012)	$(3,652)
Changes in unrealized gains (losses) on derivatives	3,919	9,097	(2,172)	(5,791)
Changes in unrealized losses on available-for-sale debt securities	(206)	—	(206)	—
Income tax effect	(1,502)	(3,678)	962	2,341

Comprehensive income (loss)	$1,721	$3,425	$(5,428)	$(7,102)

5. Acquisitions

        In the third quarter, effective June 1, 2009, the Company acquired Institute for Family Centered Services, Inc. ("IFCS") for approximately $11.4 million. IFCS provides home and community-based mental health services to children and adults utilizing a Family Centered Treatment model ("FCT Model") which focuses treatment on the individual within his or her immediate family environment. IFCS is reported under the Human Services segment.

        The operating results of IFCS are included in the condensed consolidated statements of operations from the date of acquisition. The Company accounted for the acquisition under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets on a

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

5. Acquisitions (Continued)

preliminary basis, with the residual being allocated to goodwill. The aggregate purchase price for IFCS has been initially allocated as follows:

(in thousands)
Accounts receivable, net	$2,514
Other assets, current and long-term	168
Property and equipment	405
Identifiable intangible assets	8,798
Goodwill	4,418
Accounts payable and accrued expenses	(1,061)
Deferred tax liability	(3,805)

$11,437

        The identifiable intangible assets consist of $7.3 million related to agency contracts which have a useful life of eleven years, $0.9 million related to the FCT Model which has a useful life of seven years, $0.4 million related to the IFCS trade name which has a useful life of eight years and $0.2 million related to the licenses and permits which have a useful life of ten years.

        The unaudited pro forma results of operations provided below for the three and nine months ended June 30, 2009 and 2008 is presented as though the acquisition noted above had occurred at the beginning of the earliest period presented. The pro forma information presented below does not intend to indicate what the Company's results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented and is not intended to be a projection of the impact on future results or trends.

	Three months ended		Nine months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2009
Net Revenues	$253,337	$243,149	$747,715	$722,056
Income (loss) before income taxes	1,602	343	(882)	470
Net income (loss)	$230	$(1,696)	$(1,851)	$(2,628)

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

6. Long-Term Debt

        The Company's long-term debt consists of the following:

(in thousands)	June 30, 2009	September 30, 2008
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013
—fixed interest rate of 7.32%	$89,490	$137,844
—fixed interest rate of 6.89%	220,442	183,930
—variable interest rate of 2.60% and 5.71% at June 30, 2009 and September 30, 2008, respectively	15,018	5,689
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (4.75% and 6.50% at June 30, 2009 and September 30, 2008, respectively)	4,162	4,450

	509,112	511,913
Less current portion	7,512	3,735

Long-term debt	$501,600	$508,178

        The Company's senior credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the "term B loan"), a $125.0 million six-year senior secured revolving credit facility (the "senior revolver") and a $20.0 million six-year senior secured synthetic letter of credit facility (together, the "senior secured credit facilities"). The $335.0 million term B loan has a term of seven years and amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end equal to an amount ranging from 0-50% of a calculated amount, depending on the Company's leverage ratio, if the Company generates certain levels of cash flow. The Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the "senior subordinated notes").

        The Company issued approximately $24.4 million in standby letters of credit as of June 30, 2009 related to the Company's workers' compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility and by $4.4 million of the $125.0 million senior revolver. This leaves $120.6 million of availability on the $125.0 million senior revolver as of June 30, 2009.

        The variable interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company's option. The interest rate on the term B loan outstanding at June 30, 2009 was equal to LIBOR plus 2.00%. The interest rates for any senior revolver borrowings are equal to either LIBOR

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

6. Long-Term Debt (Continued)

plus 2.25% or Prime plus 1.25%, at the Company's option, and subject to reduction depending on the Company's leverage ratio. Cash paid for interest amounted to approximately $5.9 million and $6.1 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $28.4 and $28.8 million for the nine months ended June 30, 2009 and 2008, respectively.

        The Company is exposed to changes in interest rates as a result of its outstanding variable rate debt. To reduce the interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006 and maturing on June 30, 2010 and fixed the interest rate on approximately $113.3 million of its remaining $335.0 million term B loan, effective as of August 31, 2007 and maturing on September 30, 2010. In total, as of June 30, 2009, the Company fixed the interest rate on approximately $309.9 million of its $325.0 million term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

	30-Jun-09		30-Jun-10		30-Jun-11
(in thousands) Interest Swap effective date	Swap Value	Rate	Swap Value	Rate	Swap Value	Rate
August 31, 2006(1)	$89,490	5.32%	$—	—	$—	—
August 31, 2007(1)	220,442	4.89%	288,866	4.89%	—	—
Variable rate debt	15,018	—	32,734	—	320,763	—

Total term B loan	$324,950	—	$321,600	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans.

        The swap is a derivative and the fair value of the swap agreements, representing the price that would be paid to transfer a liability in an orderly transaction between market participants, was approximately $11.9 million or approximately $7.1 million after taxes at June 30, 2009 and approximately $9.7 million or $5.8 million after taxes at September 30, 2008. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions.

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

        The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on the

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

6. Long-Term Debt (Continued)

Company's ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and, in the case of the senior credit agreement, require the Company to meet or exceed certain financial ratios. At June 30, 2009, the Company is in compliance with all covenants.

        The priority with regard to the right of payment on the Company's debt is such that the senior credit facilities and the term loan mortgage have priority over all of the Company's other long-term debt. The senior credit facilities are guaranteed by the Company's subsidiaries, except for the captive insurance subsidiary, and are secured by substantially all of the assets of the Company. The term loan mortgage is secured by certain buildings and land of the Company. The senior subordinated notes are guaranteed by the Company's subsidiaries, except for the captive insurance subsidiary. The results and operations of the captive insurance subsidiary are not material to the Company's consolidated results.

        The unaudited condensed consolidated balance sheets as of both June 30, 2009 and September 30, 2008 include deferred financing costs of approximately $22.8 million related to the 2006 refinancing: $3.2 million in current assets (under Prepaid expenses and other current assets) and $19.6 million in other long-term assets (under Other assets). The Company incurred amortization expense of $0.8 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively, and $2.5 million for both the nine months ended June 30, 2009 and 2008. Amortization of these deferred financing costs is included in interest expense in the unaudited condensed consolidated statements of operations.

7. Related Party Transactions

Investment in Related Party Debt Securities

        NMH Holdings, Inc. ("NMH Holdings") is a wholly owned subsidiary of NMH Investment, LLC ("NMH Investment"). NMH Holdings, LLC ("Parent") is a wholly owned subsidiary of NMH Holdings and Parent is the sole stockholder of the Company.

        During the second quarter of fiscal 2009, the Company purchased approximately $11.5 million in aggregate principal amount of NMH Holdings senior floating rate toggle notes due 2014 (the "NMH Holdings notes") for approximately $6.6 million. This was recorded on the Company's unaudited condensed consolidated balance sheets as Investment in related party debt securities. The NMH Holdings notes were issued by the Company's indirect parent, NMH Holdings. Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") or (c) 50% in cash and 50% in PIK Interest. NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including the Company, and all of its operations are conducted through the Company and the Company's subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from the Company to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

7. Related Party Transactions (Continued)

the notes held by the Company. The purchase of the NMH Holdings notes was accounted for as a debt security and classified as available-for-sale.

        NMH Holdings has paid all of the interest payments to date on the NMH Holdings notes entirely in PIK Interest which increased the principal amount by $0.3 million. The Company recorded $0.6 million and $0.7 million of interest income related to the NMH Holdings notes for the three and nine months ended June 30, 2009, respectively, which is recorded under Interest income from related party on the unaudited condensed consolidated statements of operations. Interest income from related party includes PIK Interest as well as the accretion of the debt discount.

        As of June 30, 2009, the Company's available-for-sale debt security had a carrying value of $7.2 million, and an approximate fair value of $7.0 million. As a result, the Company recorded $0.2 million of unrealized holding losses in other comprehensive loss. The fair value is reflected on the Company's unaudited condensed consolidated balance sheets as Investment in related party debt securities. The debt security is scheduled to mature on June 15, 2014, but actual maturities may differ from the contractual or expected maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

        The Company evaluates available-for-sale securities for other-than-temporary impairment at least quarterly. If the fair value of a security is less than its cost, an other-than-temporary impairment is required to be recognized if either of the following criteria is met: (1) if the Company intends to sell the security; or (2) if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current period credit loss.

Dividend to Parent

        The holders of the Company's common stock are entitled to receive dividends when and as declared by the Company's Board of Directors. During the second quarter of fiscal 2009, the Company paid a $7.0 million dividend to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase approximately $13.9 million in aggregate principal amount of the NMH Holdings notes.

8. Fair Value Measurements

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

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

8. Fair Value Measurements (Continued)

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

        Valuation techniques should be consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).

        Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, a fair value hierarchy for valuation inputs has been established which gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

8. Fair Value Measurements (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

(in thousands):	Total	Unadjusted Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(11,878)	$—	$(11,878)	$—
Investment in related party debt securities	$7,029	$—	$7,029	$—

        Interest rate swap agreements.    The fair value of the swap agreements was approximately $11.9 million, or approximately $7.1 million after taxes and is recorded in current liabilities (under Other accrued liabilities). The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions.

        Investment in related party debt securities.    The fair value of the investment in related party debt securities was approximately $7.0 million and is recorded in long-term assets (under Investment in related party debt securities). The fair value measurements consider observable market data that may include, among other data, credit ratings, credit spreads, future interest rates and risk free rates of return.

9. Stock-Based Compensation

        NMH Investment adopted a new equity-based compensation plan and issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units. The units are limited liability company interests and are available for issuance to the Company's employees and members of the Board of Directors for incentive purposes. As of June 30, 2009, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units and 6,375 Class E Units authorized for issuance under the plan.

        The Class B Units vest over 61 months. Assuming continued employment of the employee with the Company, 40 percent vest at the end of 37 months from the relevant measurement date, and the remaining 60 percent vest monthly over the remainder of the term. Assuming continued employment, the Class C Units and Class D Units vest after three years, subject to certain performance conditions and/or investment return conditions being met or achieved. The performance conditions relate to the Company achieving certain financial targets for the fiscal years ending September 30, 2007, 2008 and 2009, and the investment return conditions relate to Vestar Capital Partners V, L.P. ("Vestar") receiving a specified multiple on its investment upon a liquidation event.

        If an employee holder's employment is terminated, NMH Investment may repurchase the holder's Class B, C and D units. If the termination occurs within 12 months after the relevant measurement date, all of the B units will be repurchased at the initial purchase price, or cost. If the termination occurs during the following four-year period, the proportion of the B units that may be purchased at fair market value will be determined depending on the circumstances of the holder's departure and the date of termination. From month 13 to month 60, if the holder is terminated without cause, or resigns for good reason, he or she is entitled to receive a higher proportion of the purchase price at fair

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

9. Stock-Based Compensation (Continued)

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

        The estimated fair value of the units, less an assumed forfeiture rate of 8.9%, will be recognized in expense in the Company's financial statements on a straight-line basis over the requisite service periods of the awards. For Class B and E Units, the requisite service period is five years, and for Class C and D Units, the requisite service period is three years. The assumed forfeiture rate is based on an average of the Company's historical forfeiture rates. The historical trend of forfeitures is deemed reasonable to use in determining expected forfeitures.

        The Company recorded $0.4 million and $0.7 million of stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively, and recorded $1.2 million and $1.3 million of stock-based compensation expense for the nine months ended June 30, 2009 and 2008, respectively. Stock-based compensation expense is included in general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. The summary of activity under the plan is presented below:

(in thousands)	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at September 30, 2008	757,971	$6.94
Granted	41,878	4.11
Forfeited	(33,468)	7.54
Vested	(498,741)	6.54

Nonvested balance at June 30, 2009	267,640	$7.17

        As of June 30, 2009, there was $0.9 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 4.4 years.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

10. Income Taxes

        The Company files a federal consolidated return and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company's effective income tax rate for the interim periods was based on management's estimate of the Company's effective tax rate for the applicable year. For the three months ended June 30, 2009, the Company's effective income tax rate was (60.0)% compared to an effective tax rate of (184.2)% for the three months ended June 30, 2008. For the nine months ended June 30, 2009, the Company's effective income tax rate was 30.4% compared to an effective tax rate of (74.4)% for the nine months ended June 30, 2008. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation. The Company's policy is to recognize interest and penalties related to unrecognized tax benefits as income tax. The change in the effective tax rate was primarily due to the benefit of employment tax credits recorded in the 2009 quarterly periods.

        As of October 1, 2007, the Company has recorded a reserve for uncertain tax positions. The Company's reserve for uncertain income tax positions at June 30, 2009 is $5.4 million. There has been no change in unrecognized tax benefits in the nine months ended June 30, 2009 and the Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.

11. Discontinued Operations and Assets Held for Sale

        In the third quarter of fiscal 2009, the Company sold REM Health, Inc., REM Health of Wisconsin, Inc., and REM Health of Iowa, Inc. (together, "REM Health") and recognized a pre-tax loss of $1.3 million and $1.7 million for the three and nine months ended June 30, 2009, respectively. REM Health's results of operations and loss from disposal are reported separately as discontinued operations for the periods presented and all assets and liabilities related to REM Health are disposed of as of June 30, 2009.

        In the third quarter of fiscal 2009, the Company adopted a plan to sell its business operations in the state of Utah ("REM Utah"). REM Utah is reported under the Human Services segment. Assets held for sale are recorded at the lower of their carrying amount or their fair value less cost to sell. For the three and nine months ended June 30, 2009, the Company recorded a pre-tax impairment charge of $1.4 million related to the write-down of the REM Utah assets to their fair value less cost to sell. The impairment charge is reported separately as discontinued operations for the periods presented. The REM Utah assets classified as held for sale at June 30, 2009 are summarized as follows:

(in thousands)
Assets
Goodwill and other intangibles	$456
Property and equipment	113
Other assets	4

Total assets held for sale	$573

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

11. Discontinued Operations and Assets Held for Sale (Continued)

        The components of the REM Utah discontinued operations for the three and nine months ended June 30, 2009 and 2008 are summarized as follows:

	Three Months Ended June 30		Nine Months Ended June 30
(in thousands)	2009	2008	2009	2008
Net revenue	$855	$998	$2,626	$2,995
Loss before income tax	$(1,341)	$(23)	$(2,055)	$(150)

        REM Utah's assets to be sold and results of operations are immaterial to the Company and, as a result, are not reported separately as assets held for sale or discontinued operations on the unaudited condensed consolidated balance sheets.

12. Segment Information

        The Company's Human Services segment is the only reportable segment. The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities, to youth with emotional, behavioral and medically complex challenges, and to individuals in specific markets with acquired brain injuries. Human Services is organized in a reporting structure composed of two operating segments. The two operating segments are aggregated into one reportable segment based on similarity of the economic characteristics of the segments.

        The column entitled "Other" in the table below is composed of a mix of health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. The operations included in the "Other" column do not qualify as reportable segments. Activities classified as "Corporate" in the table below relate primarily to unallocated home office items.

        The Company generally evaluates the performance of its operating segments based on income from operations. Segment disclosures for the three and nine months ended June 30, 2008 have been conformed to reflect the change in the composition of the Company's reportable operating segment effective October 1, 2008. The following is a financial summary by reportable segment for the periods indicated.

Three Months Ended June 30,	Human Services	Other	Corporate	Consolidated
(in thousands)
2009
Net revenue	$224,672	$22,461	$—	$247,133
Income (loss) from operations	19,744	2,873	(10,267)	12,350
Total assets	861,562	93,506	36,481	991,549
2008
Net revenue	$217,600	$19,687	$—	$237,287
Income (loss) from operations	19,376	2,168	(9,649)	11,895
Total assets	862,945	88,083	66,721	1,017,749

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

12. Segment Information (Continued)

Nine Months Ended June 30,	Human Services	Other	Corporate	Consolidated
(in thousands)
2009
Net revenue	$663,613	$65,490	$—	$729,103
Income (loss) from operations	57,061	8,838	(32,720)	33,179
Total assets	861,562	93,506	36,481	991,549
2008
Net revenue	$644,843	$59,503	$—	$704,346
Income (loss) from operations	59,503	8,125	(32,292)	35,336
Total assets	862,945	88,083	66,721	1,017,749

13. Accruals for Self-Insurance and Other Commitments and Contingencies

        The Company maintains employment practices liability, professional and general liability, workers' compensation, automobile liability and health insurance policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured and professional and general liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate, with additional insurance coverage above the retention. In connection with the Merger, on June 29, 2006, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods. For workers' compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis.

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

        The Company is in the human services business and, therefore, has been and reasonably expects it will continue to be subject to claims alleging that the Company, its independently contracted host-home caregivers (called "Mentors"), or its employees failed to provide proper care for a client, as well as claims by the Company's clients, Mentors, employees or community members against the Company for negligence, intentional misconduct or violation of applicable law. Included in the Company's recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company's programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Continued)

June 30, 2009

(Unaudited)

13. Accruals for Self-Insurance and Other Commitments and Contingencies (Continued)

be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

        The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While the Company believes the provision for contingencies is adequate, the outcome of the legal and other such proceedings is difficult to predict and the Company may settle claims or be subject to judgments for amounts that differ from the Company's estimates.

14. Subsequent Events

        The Company has evaluated subsequent events up to the time of its filing with the Securities and Exchange Commission on August 13, 2009, which is the date that these financial statements were issued. Effective July 31, 2009, the Company acquired Lakeview Healthcare Systems, Inc. ("Lakeview") for approximately $10.0 million in cash. Lakeview is a provider of neurobehavioral and supported living programs serving individuals who have sustained a traumatic brain injury, with services in five states: Maine, New Hampshire, Rhode Island, Virginia and Wisconsin.

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

  Overview

        Founded in 1980, we are a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities ("I/DD"), acquired brain injury and other catastrophic injuries and illnesses ("ABI"); and to youth with emotional, behavioral and medically complex challenges ("ARY"). As of June 30, 2009, we provided our services to approximately 23,000 clients in 35 states through approximately 16,800 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, ICFs-MR or host home settings, designed to improve our clients' quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from private sector payors, mostly in our ABI services.

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

        We previously operated our business in two operating segments and aggregated those two segments as one reportable segment, described as Human Services. Effective October 1, 2008, we began managing the majority of our services to individuals with acquired brain injuries and other catastrophic injuries and illnesses separately from the other services provided by the two operating segments which include services to adults and children with intellectual and/or developmental disabilities, youth with emotional, behavioral and medically complex challenges, and to individuals in specific markets with acquired brain injuries. As a result, we changed the composition of our reportable segment to reflect our one reportable segment, Human Services, and an Other category. Human Services continues to consist of two operating segments which are aggregated based on the similarity of the economic characteristics of the segments. The Other category consists of a mix of health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. The operations included in the Other category do not qualify as a reportable segment. Operating segment performance is evaluated primarily based on income from operations.

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

        Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of I/DD individuals, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services. Similarly, our ARY service line has been driven by favorable demographics. In addition, demand for our ABI services has been increased by increased life expectancy resulting from faster emergency response and improved medical techniques that have resulted in more people surviving a traumatic brain injury.

        Political and economic trends can also affect our operations. In particular, state budgetary pressures, like those currently facing state governments, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. In recent months our government payors in several states have implemented provider rate reduction, including in the states of Arizona, California and Minnesota where we have significant market presence. We cannot be certain whether there will be further rate reductions in the coming months as state governments respond to deteriorating revenue collections.

        Historically, pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY service line has historically been positively affected by the trend toward privatization of services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury.

  Expansion

        We have grown our business through expansion of existing markets and programs as well as through acquisitions.

  Organic Growth

        We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities can consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18-24 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended June 30, 2009, losses on new program starts for programs started within the last 18 months that generated operating losses were $3.7 million.

        We also "cross-sell" new services in existing markets. Depending on the nature of the program and the state or local government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.

  Acquisitions

        As of June 30, 2009, we have completed more than 25 acquisitions since 2003, including several acquisitions of rights to government contracts or fixed assets from small providers, which we refer to as "tuck-in" acquisitions. We have pursued larger strategic acquisitions in markets with significant opportunities.

  Divestitures

        We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

  Net revenues

        Revenues are reported net of allowances for unauthorized sales, expected sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the nine months ended June 30, 2009, we derived more than 90% of our net revenues from states, counties or regional entities (e.g., Departments of Mental Retardation). The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

        Occupancy costs represent a significant portion of our operating costs. As of June 30, 2009, we owned 410 facilities and two offices, and we leased 892 facilities and 279 offices. We incur no facility costs for services provided in the home of a Mentor.

        Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.6% and 0.3% of our net revenues for the three months ended

June 30, 2009 and 2008, respectively, and 0.5% and 0.4% for the nine months ended June 30, 2009 and 2008, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $1.4 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively, and $3.6 million and $2.5 million for the nine months ended June 30, 2009 and 2008, respectively. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. We also insure through our captive subsidiary employment practices liability claims of up to $240,000 per claim and up to $1.0 million in the aggregate.

        Our cost of net revenues as a percentage of revenues for our different services may vary, with our ABI services, generally, having the highest margin (or lowest costs as a percentage of revenues). Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses. In fiscal 2008 and 2009, we invested in our infrastructure initiatives and business process improvements, which had a negative impact on our margin. As we continue to invest in our infrastructure initiatives and business process improvements our margin will continue to be negatively impacted.

Results of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Human Services	$224,672	$217,600	$663,613	$644,843
Other	22,461	19,687	65,490	59,503
Corporate	—	—	—	—

Consolidated	$247,133	$237,287	$729,103	$704,346

Income (loss) from operations:
Human Services	$19,744	$19,376	$57,061	$59,503
Other	2,873	2,168	8,838	8,125
Corporate	(10,267)	(9,649)	(32,720)	(32,292)

Consolidated	$12,350	$11,895	$33,179	$35,336

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Consolidated

        Consolidated revenue for the three months ended June 30, 2009 increased by $9.8 million, or 4.1%, compared to consolidated revenue for the three months ended June 30, 2008. The increase in revenue was primarily related to organic growth of $6.7 million, including growth related to new programs that began operations during the last two quarters of fiscal 2008 and the first three quarters of fiscal 2009. Revenue increased approximately $5.6 million as a result of acquisitions that closed during the last two quarters of fiscal 2008 and the first three quarters of fiscal 2009. Revenue growth was partially offset by a reduction in revenue of approximately $2.5 million from businesses we divested in fiscal 2008.

        Consolidated income from operations for the three months ended June 30, 2009 was $12.4 million, compared to $11.9 million for the three months ended June 30, 2008. Consolidated operating margins remained consistent at 5.0% for the three months ended June 30, 2009 and 2008. Income from operations increased due to our on-going cost containment efforts, as well as the increase in revenue noted above, but this was offset by an increase in depreciation expense. In the third quarter of fiscal

2009, we recorded a $1.8 million increase to depreciation expense which resulted from disposals of assets that we believe relate to a period or periods prior to 2009. In addition, we reduced the estimated useful life on furniture and fixtures and client home furnishing which resulted in an additional depreciation expense of $1.6 million.

        Loss from discontinued operations, net of tax for the three months ended June 30, 2009 was $1.5 million, compared to $0.8 million for the three months ended June 30, 2008. Loss from discontinued operations for the three months ended June 30, 2009 primarily includes $0.7 million of net loss related to REM Health, which we sold in the third quarter of fiscal 2009, and $0.8 million of net loss related to REM Utah, which was classified as held for sale in the third quarter of fiscal 2009. Loss from discontinued operations for the three months ended June 30, 2008, primarily includes a net loss of $0.8 million primarily related to the sale of Integrity Home Health Care, Inc. ("Integrity"), which we sold in the third quarter of fiscal 2008.

Human Services

        Human Services revenue for the three months ended June 30, 2009 increased by $7.1 million, or 3.3% compared to the three months ended June 30, 2008. The increase was due to organic growth of $3.9 million, which included growth related to new programs that began operations during the last two quarters of fiscal 2008 and the first three quarters of fiscal 2009. In addition, acquisitions contributed additional revenue growth of $5.6 million. Human Services revenue growth was partially offset by a reduction in revenue of approximately $2.4 million from businesses we divested in fiscal 2008. Operating margin decreased from 8.9% during the three months ended June 30, 2008 to 8.8% during the three months ended June 30, 2009. Income from operations in the Human Service segment increased due to our on-going cost containment efforts, as well as the increase in revenue, but was offset by the increase in depreciation expense. For the three months ended June 30, 2009, depreciation expense increased approximately $3.3 million as a result of the charges recorded for the disposals of assets that we believe relate to a period or periods prior to 2009 and for the reduction in the estimated useful life on furniture and fixtures and client home furnishings.

Other

        Included in the Other category are our health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. Revenue for the Other category during the three months ended June 30, 2009 increased by $2.8 million, or 14.1% compared to the three months ended June 30, 2008. This increase was due to organic growth of $2.8 million, which included growth related to new programs that began operations during the last two quarters of fiscal 2008 and the first three quarters of fiscal 2009. Operating margin increased from 11.0% for the three months ended June 30, 2008 to 12.8% for the three months ended June 30, 2009. The increase in income from operations and operating margin was primarily due to the increase in revenue, and was negatively impacted by the increase in depreciation expense. For the three months ended June 30, 2009, depreciation expense increased approximately $0.1 million as a result of the charges recorded for the disposals of assets that we believe relate to a period or periods prior to 2009 and for the reduction in the estimated useful life on furniture and fixtures and client home furnishings.

Corporate

        Corporate represents corporate general and administrative expenses. Total corporate expense increased by approximately $0.6 million, or 6.4% from the three months ended June 30, 2008 to $10.3 million for the three months ended June 30, 2009.

Nine months ended June 30, 2009 compared to nine months ended June 30, 2008

Consolidated

        Consolidated revenue for the nine months ended June 30, 2009 increased by $24.8 million, or 3.5% compared to consolidated revenue for the nine months ended June 30, 2008. The increase in revenue was primarily related to organic growth of $18.6 million, including growth related to new programs that began operations during fiscal 2008 and the first three quarters of fiscal 2009. Revenue increased approximately $12.1 million as a result of acquisitions that closed during fiscal 2008 and the first three quarters of fiscal 2009. Revenue growth was partially offset by a reduction in revenue of approximately $5.9 million from businesses we divested in fiscal 2008.

        Consolidated income from operations for the nine months ended June 30, 2009 was $33.2 million, compared to $35.3 million for the nine months ended June 30, 2008. Consolidated operating margins decreased from 5.0% for the nine months ended June 30, 2008 to 4.6% for the nine months ended June 30, 2009. The decrease in income from operations was primarily due to the increase in depreciation expense. In the third quarter of fiscal 2009, we recorded a $1.8 million increase to depreciation expense which resulted from disposals of assets that we believe relate to a period or periods prior to 2009. In addition, we reduced the estimated useful life on furniture and fixtures and client home furnishing which resulted in an additional depreciation expense of $1.6 million. The decrease in income from operations was partially offset by an increase due to our on-going cost containment efforts and increase in revenue noted above.

        Loss from discontinued operations, net of tax for the nine months ended June 30, 2009 was $1.4 million, compared to $0.7 million for the nine months ended June 30, 2008. Loss from discontinued operations for the nine months ended June 30, 2009 primarily includes $0.6 million of net loss related to REM Health, which we sold in the third quarter of fiscal 2009, and $0.8 million of net loss related to REM Utah, which was classified as held for sale in the third quarter of fiscal 2009. Loss from discontinued operations for the nine months ended June 30, 2008, primarily includes a net loss of $0.7 million primarily related to the sale of Integrity, which we sold in the third quarter of fiscal 2008.

Human Services

        Human Services revenue for the nine months ended June 30, 2009 increased by $18.8 million, or 2.9% compared to the nine months ended June 30, 2008. The increase was due mostly to organic growth of $12.7 million, which included growth related to new programs that began operations during fiscal 2008 and the first three quarters of fiscal 2009. In addition, acquisitions contributed additional revenue growth of $12.1 million. Human Services revenue growth was partially offset by a reduction in revenue of approximately $6.0 million from businesses we divested in fiscal 2008. Operating margin decreased from 9.2% during the nine months ended June 30, 2008 to 8.6% during the nine months ended June 30, 2009. The decrease in income from operations was primarily due to the increase in depreciation expense. For the nine months ended June 30, 2009, depreciation expense increased approximately $3.3 million as a result of the charges recorded for the disposals of assets that we believe relate to a period or periods prior to 2009 and for the reduction in the estimated useful life on furniture and fixtures and client home furnishings.

Other

        Included in the Other category are our health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. Revenue for the Other category during the nine months ended June 30, 2009 increased by $6.0 million, or 10.1%, compared to the nine months ended June 30, 2008. This increase was due to organic growth of $6.0 million, which included growth related to new programs that began operations during fiscal 2008 and the first three quarters of fiscal 2009. Operating margin decreased from 13.7% for the nine months ended June 30, 2008 to 13.5% for the nine months ended June 30, 2009. Operating margin was negatively impacted by the increase in depreciation expense. For the nine months ended June 30, 2009, depreciation expense increased approximately $0.1 million as a result of the charges recorded for the disposals of assets that we believe relate to a period or periods prior to 2009 and for the reduction in the estimated useful life on furniture and fixtures and client home furnishings.

Corporate

        Corporate represents corporate general and administrative expenses. Total corporate expense increased by approximately $0.4 million, or 1.3% from the nine months ended June 30, 2008 to $32.7 million for the nine months ended June 30, 2009.

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

        Cash flows provided by operating activities for the nine months ended June 30, 2009 were $36.2 million compared to $46.3 million for the nine months ended June 30, 2008. The decrease from the nine months ended June 30, 2008 to the nine months ended June 30, 2009 was primarily due to a decrease in operating income. Our days sales outstanding increased approximately 1.7 days from 45.8 days at September 30, 2008 to 47.5 days at June 30, 2009.

        Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $47.8 million for the nine months ended June 30, 2009 compared to $20.0 million for the nine months ended June 30, 2008.

        Cash paid for acquisitions for the nine months ended June 30, 2009 was $23.3 million, primarily reflecting the earnout payment of $12.0 million associated with the CareMeridian acquisition, the acquisition of Institute for Family Centered Services, Inc. for approximately $11.4 million and the acquisition of RIA, Inc. for approximately $0.9 million. Cash paid for acquisitions for the nine months ended June 30, 2008 was $5.9 million, primarily reflecting the earnout payment of $5.5 million associated with the CareMeridian acquisition.

        Cash paid for property and equipment was $22.3 million, or 3.1% of net revenues, for the nine months ended June 30, 2009, compared to $15.9 million, or 2.3% of net revenues, for the nine months ended June 30, 2008. Approximately $4.4 million of cash paid for property and equipment for the nine months ended June 30, 2009 was related to the purchase of real estate and approximately $2.1 million was related to the implementation of a new billing system.

        Investing activities also included the purchase of $11.5 million in aggregate principal amount of the senior floating rate toggle notes due 2014 issued by NMH Holdings (the "NMH Holdings notes") for $6.6 million during the nine months ended June 30, 2009.

        Net cash used in financing activities was $9.9 million for the nine months ended June 30, 2009 compared to $3.7 million for the nine months ended June 30, 2008. During the nine months ended June 30, 2009, we paid a dividend of approximately $7.0 million to our direct parent company, which used the proceeds to make a distribution to NMH Holdings and NMH Holdings used the proceeds of the distribution to repurchase an aggregate principal amount of $13.9 million of the NMH Holdings notes. Our financing activities also included the repayment of long-term debt of $2.8 million for the nine months ended June 30, 2009 and 2008.

        We may seek to purchase a portion of our outstanding debt or the debt of NMH Holdings from time to time. The amount of debt that may be purchased, if any, would be decided at the discretion of our Board of Directors and management and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors.

        As mentioned above, our principal sources of funds are cash flows from operating activities and available borrowings under the senior credit facilities. As of June 30, 2009, the availability under our senior revolver was $120.6 million. The availability under the senior revolver was reduced by $4.4 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding. We believe that these funds will provide sufficient liquidity and capital resources to meet our near term and future financial obligations, including scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case.

Contractual Commitments Summary

        The following table summarizes our contractual obligations and commitments as of June 30, 2009:

(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations(1)	$509,112	$7,512	$6,700	$314,900	$180,000
Operating lease obligations(2)	133,351	33,137	47,484	26,438	26,292
Capital lease obligations	1,839	137	135	137	1,430
Standby letters of credit	24,435	24,435	—	—	—

Total obligations and commitments	$668,737	$65,221	$54,319	$341,475	$207,722

(1)
Does not include interest on long-term debt or the $198.8 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings. Approximately $12.0 million of the outstanding senior floating rate toggle notes are held by us.

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

  Revenue Recognition

        Revenues are reported net of any state provider taxes or gross receipts taxes levied on services we provide. Revenues are also reported net of allowances for unauthorized sales and estimated sales adjustments by business units. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in the payment trends in each business unit. Revenue is recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is probable.

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

  Income Taxes

        We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

        We also recognize the benefits of tax positions when certain criteria are satisfied. We follow the more likely than not recognition threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return.

  Stock-Based Compensation

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

  Derivative Financial Instruments

        We report derivative financial instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholders' equity as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

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

  Available-for-Sale Securities

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, we entered into interest rate swap agreements whereby we fixed the interest rate on approximately $221.2 million of our $335.0 million term B loan, effective as of August 31, 2006 and maturing on June 30, 2010 and fixed the interest rate on approximately $113.3 million of our remaining $335.0 million term B loan, effective as of August 31, 2007 and maturing on September 30, 2010. In total, as of June 30, 2009, we fixed the interest rate on approximately $309.9 million of our $325.0 term B loan.

        The table below provides information about the Company's interest rate swap agreements and remaining variable rate debt related to the term B loan.

	30-Jun-09		30-Jun-10		30-Jun-11
	Swap Value		Swap Value		Swap Value
(in thousands)		Rate		Rate		Rate
Interest Swap effective date
August 31, 2006(1)	$89,490	5.32%	$—	—	$—	—
August 31, 2007(1)	220,442	4.89%	288,866	4.89%	—	—
Variable rate debt	15,018	—	32,734	—	320,763	—

Total term B loan	$324,950	—	$321,600	—	$320,763	—

(1)
Interest rates do not include 2.00% spread on LIBOR loans.

        As a result of the interest rate swap agreements, the variable rate debt outstanding was effectively reduced from $329.1 million outstanding to $19.2 million outstanding at June 30, 2009. The variable rate debt outstanding relates to the term B loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the senior revolver, which has an interest rate based on LIBOR plus 2.25% or Prime plus 1.25%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. An increase in the interest rate by 100 basis points on the debt balance outstanding as of June 30, 2009, would increase annual interest expense by approximately $0.2 million.

Item 4.    Controls and Procedures

        None.

Item 4T.    Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of June 30, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2009, because they are not yet able to conclude that we have remediated the material weaknesses in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

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

        We are currently developing an approach to assess contract terms in each state to ensure that our revenue recognition policy is being consistently and appropriately interpreted and applied. We are also beginning to implement a new system and processes that are expected to ultimately improve our ability to identify and reserve for unauthorized sales. During the quarter ended June 30, 2009 we continued implementation of the new system.

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

  (b)
  Changes in Internal Control over Financial Reporting

        In the three months ended September 30, 2008, we introduced a new billing and accounts receivable system in certain states. As discussed above, in the quarter ended June 30, 2009, we continued to implement the new billing and accounts receivable system in several states. The implementation of this billing and accounts receivable system will affect the processes that impact our internal control over financial reporting. As we continue with the system implementation, we will review the related controls and may take further steps to ensure that they are effective and integrated appropriately.

        Except for the changes related to implementation of our new billing and accounts receivable system, during the quarter ended June 30, 2009, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We derive substantially all of our revenues from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal funds ranging from 50% to more than 77% of total costs, a number based largely on a state's per capita income. Our revenues, therefore, are determined by the size of federal, state and local governmental spending for the services we provide. Budgetary pressures, particularly during recessionary periods, as well as other economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate are experiencing budgetary pressures and have implemented or are considering initiating service reductions, rate freezes and/or rate reductions, including the state of Minnesota, where 16% of our revenues are derived, which recently enacted a 2.58% rate cut. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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

Current credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.

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

        Our employees are generally not unionized. However, as of June 30, 2009, eighteen of our employees were represented by a labor union. We may not be able to negotiate labor agreements on satisfactory terms with our existing or any future labor unions. If any of the employees covered by collective bargaining agreements were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

        We have a significant amount of indebtedness. As of June 30, 2009, we had total indebtedness of approximately $511.0 million and $120.6 million of availability under our senior revolver. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior revolver was reduced from $125.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding.

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

        In addition to our indebtedness noted above, our indirect parent company, NMH Holdings had $200.4 million aggregate principal amount of senior floating rate toggle notes due 2014 outstanding as of June 30, 2009 ($12.0 million of which was held by us). NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $39.3 million. NMH Holdings currently expects to elect to pay entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes ("PIK Interest") through June 15, 2012.

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

        In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the nine months ended June 30, 2009, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $30.5 million. These obligations could further increase the risks described above.

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

        As of June 30, 2009, we had approximately $19.2 million of floating rate debt outstanding after giving effect to interest rate swaps. As of June 30, 2009, NMH Holdings had $198.8 million of floating rate debt outstanding, net of discount, excluding the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt by approximately $0.2 million, and a 1% increase in the interest rate on the NMH Holdings notes would have increased NMH Holdings' interest expense on those notes by approximately $2.0 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.

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

        In connection with our internal controls assessment required by the Sarbanes-Oxley Act of 2002 and as reported in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, we identified material weaknesses in our internal control over financial reporting. Management concluded that as of September 30, 2008, our internal control over financial reporting was not effective and, as a result, our disclosure controls and procedures were not effective. Descriptions of the material weaknesses are included in Item 4T of this quarterly report on Form 10-Q, including a material weakness in controls to verify the existence of our fixed asset balances. In connection with this material weakness, we identified errors during the quarter ended June 30, 2009 which resulted in a reduction of Property and equipment, net, by $1.8 million, as detailed in note 3 to the financial statements. While we have taken action and continue to take actions to remediate our identified material weaknesses, our new policies and procedures, when implemented, may not be effective in remedying all of the deficiencies in our internal control over financial reporting. The decentralized nature of our operations, and the manual nature of many of our controls, make compliance with the requirements of Section 404 and remediation of our material weaknesses especially challenging. We expect that the implementation of our new billing and accounts receivable system will affect a number of processes that impact our internal control over financial reporting; and we may identify additional material weaknesses or significant deficiencies in connection with this implementation. A failure to remedy our material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, may result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

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

        Approximately 3% of our net revenues for the nine months ended June 30, 2009 were derived from contracts with affiliates of Alliance Health and Human Services, Inc., or "Alliance," an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

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

        For the nine months ended June 30, 2009, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota's budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. Minnesota recently enacted a rate cut of 2.58%, which took effect July 1, 2009, and we cannot assure you that we will not receive further rate reductions in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

        No equity securities of the Company were sold during the three months ended June 30, 2009; however, the Company's indirect parent, NMH Investment, did sell equity securities during this period.

        The following table sets forth the number of units of common equity of NMH Investment issued during the quarter ended June 30, 2009 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were issued under Rule 701 promulgated under the Securities Act of 1933.

Dates	Title of Securities	Amount	Purchasers	Consideration
April 7, 2009	Class A Common Units	12,500.00	One member of senior management	$125,000.00
	Class B Common Units	5,513.56		275.68
	Class C Common Units	5,788.72		173.66
	Class D Common Units	6,136.19		61.36

Repurchases of Equity Securities

        No equity securities of the Company were repurchased during the three months ended June 30, 2009, and no repurchases were made by NMH Investment.

        The Company did not repurchase any of its common stock as part of an equity repurchase program during the third quarter of fiscal 2009.

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

NATIONAL MENTOR HOLDINGS, INC.
August 13, 2009	By:	/s/ EDWARD M. MURPHY Edward M. Murphy
	Its:	President and Chief Executive Officer
August 13, 2009	By:	/s/ DENIS M. HOLLER Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the "March 2007 10-Q")
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q
4.1	Supplemental Indenture #4, dated as of June 8, 2009, by and among National Mentor Holdings, Inc., Institute for Family Centered Services, Inc. and U.S. Bank National Association, as trustee.	Filed herewith
4.2	Supplemental Indenture #5, dated as of July 13, 2009, by and among National Mentor Holdings, Inc., Mentor ABI, LLC and U.S. Bank National Association, as trustee.	Filed herewith
4.3	Supplemental Indenture #6, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Healthcare Systems, Inc. and U.S. Bank National Association, as trustee.	Filed herewith
4.4	Supplemental Indenture #7, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Blue Ridge, Inc. and U.S. Bank National Association, as trustee.	Filed herewith
4.5	Supplemental Indenture #8, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Ocean State, Inc. and U.S. Bank National Association, as trustee.	Filed herewith
4.6	Supplemental Indenture #9, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Waterford, Inc. and U.S. Bank National Association, as trustee.	Filed herewith
31.1	Certification of principal executive officer.	Filed herewith
31.2	Certification of principal financial officer.	Filed herewith
32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith