Form 10-K
period 2009-09-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2009-12-22
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from                      to                     .
COMMISSION FILE NUMBER: 333-129179
NATIONAL MENTOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1757086 (I.R.S. Employer Identification No.)

313 Congress Street, 6th Floor Boston, Massachusetts 02210 (Address of principal executive offices, including zip code)	(617) 790-4800 (Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:
None.
Securities Registered Pursuant to Section 12(g) of the Act:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
The Company is a voluntary filer of reports required of companies with public securities under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports which would have been required of the Company during the past 12 months had it been subject to such provisions.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.
As of December 22, 2009, there were 100 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD-LOOKING STATEMENTS
Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Item 1A. Risk Factors” in this report as well as the following:
•	changes in Medicaid funding or changes in budgetary priorities by state and local governments;
•	our significant amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;
•	current credit and financial market conditions;
•	legal proceedings;
•	the size of our self-insurance accruals and changes in the insurance market that affect our ability to obtain coverage at reasonable rates;
•	our ability to control operating costs and collect accounts receivable;
•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts;
•	our ability to attract and retain experienced personnel, including members of our senior management team;
•	our ability to acquire new licenses or to maintain our status as a licensed service provider in certain jurisdictions;
•	government regulations and our ability to comply with such regulations or the interpretations thereof;
•	our ability to establish and maintain relationships with government agencies and advocacy groups;
•	increased or more effective competition;
•	changes in reimbursement rates, policies or payment practices by our payors;
•	changes in interest rates;
•	successful integration of acquired businesses; and
•	possible conflict between the interests of our majority equity holder and those of the holders of our notes.
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

PART I
Item 1. Business
Company Overview
We are a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges. Since our founding in 1980, we have grown to provide services to approximately 24,000 clients in 35 states.
We design customized service plans to meet the unique needs of our clients in home- and community-based settings. Most of our services involve residential support, typically in small group home or host home settings, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Our services include day programs, vocational services, case management, early intervention, family-based services, post-acute treatment and neurorehabilitation services, among others. Our customized services offer our clients, as well as the payors for these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.
Our services are offered through a variety of models, including (i) small group homes, most of which house six people or fewer, (ii) host homes, or the “Mentor” model, in which a client lives in the home of a trained Mentor, (iii) in-home settings, in which we support clients’ independence with 24-hour services in their own homes, (iv) non-residential settings, consisting primarily of day programs and periodic services in various settings and (v) educational settings, in which we offer in-school, after-school and alternative educational services.
As of September 30, 2009, we provided our services through approximately 16,600 full-time equivalent employees, as well as approximately 4,400 independently contracted host home caregivers, or Mentors. We derive more than 90% of our revenue from state and local government payors. We generated net revenues of approximately $979.4 million, $941.4 million and $887.7 million during fiscal 2009, 2008 and 2007, respectively.
Description of Services by Segment
We previously operated our business in one reportable segment, Human Services, and one Other category. During the fourth quarter of fiscal 2009, we began managing the majority of our services to individuals with acquired brain injuries and other catastrophic injuries and illnesses differently. As a result, we changed the composition of our reportable segments to reflect two reportable segments, Human Services and Post Acute Specialty Rehabilitation Services.
Human Services
We are a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and medically complex challenges.
The largest part of our Human Services segment is the delivery of services to adults and children with intellectual and/or developmental disabilities (“I/DD”). Our I/DD programs include residential support, day habilitation, vocational services, case management and personal care. We provide services to these clients through small group homes, Intermediate Care Facilities for the Mentally Retarded (“ICFs-MR”), host homes, in-home settings and non-residential settings. As of September 30, 2009, we provided I/DD services to approximately 13,000 clients in 27 states. For fiscal 2009, our I/DD services generated net revenues of $671.6 million, representing approximately 69% of our net revenues. We receive substantially all our revenues for I/DD services from state and local governmental payors.
Our Human Services segment also includes the delivery of services to youth with emotional, behavioral and medically complex challenges, or at risk youth (“ARY”). Our ARY programs include therapeutic foster care, family reunification, family preservation, early intervention, alternative schools and adoption services. Our individualized approach allows us to work with an ever-changing client population that is diverse demographically as well as in type and severity of condition. We provide services to these clients through host homes, group homes, educational settings and non-residential settings. As of September 30, 2009, we provided ARY services to approximately 10,600 children, adolescents and their families in 21 states. For fiscal 2009, our ARY services generated net revenues of $217.3 million, representing approximately 22% of our net revenues. We receive substantially all our revenues for ARY services from state and local governmental payors.

Post Acute Specialty Rehabilitation Services
Our Post Acute Specialty Rehabilitation Services Segment delivers health care and community-based human services to individuals with acquired brain injuries (“ABI”) and other catastrophic injuries and illnesses. Our ABI services range from post-acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient and day treatment, and pre-vocational services. Our goal is to provide a continuum of care that allows our clients to achieve the highest level of function possible while enhancing their quality of life. We provide services to these clients primarily through small group homes, in-home settings and non-residential settings. We also provide residential services to catastrophically injured pediatric and adult populations, including some individuals with intensive medical needs, who are slow to recover and are in need of longer-term services. These services are delivered in the community in small- to medium-sized facilities with specialized licensure. As of September 30, 2009, our Post Acute Specialty Rehabilitation Services operations provided services in 14 states and served approximately 500 clients nationally. For fiscal 2009, our Post Acute Specialty Rehabilitation Services operations generated net revenues of $90.5 million, representing approximately 9% of our net revenues. For fiscal 2009, we received approximately 40% of our Post Acute Specialty Rehabilitation Services revenue from state and local governmental payors and approximately 60% from non-public payors.
For additional information, see “Note 18. Segment Information” to the consolidated financial statements.
Industry Overview
The human services industry provides services to people with a range of disabilities and special needs, including adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges. The market for these services remains highly fragmented, with service providers consisting of not-for-profit organizations, small- or medium-sized proprietary entities and publicly owned entities. Our primary population group, adults and children with intellectual and/or developmental disabilities, is funded primarily through Medicaid, a joint federal and state health insurance program under which eligible state expenditures are matched with federal funding. In addition, funds are also provided by other federal, state and local governmental programs and, to a lesser extent, private payors.
Intellectual and/or Developmental Disabilities
As of 2006, the most recent year for which data is available, approximately 1.6% of the U.S. population, or 4.7 million people, were considered to have I/DD, which is a severe, chronic developmental disability attributable to a mental or physical impairment. These individuals live in supervised residential settings, including institutions, with family caregivers or on their own. In 2006, approximately 536,000 individuals with I/DD received care within a supervised residential setting, representing only 11% of the I/DD population. Approximately 60% of the I/DD population, or approximately 2.8 million individuals, remained in the care of their family and approximately 29%, or 1.4 million individuals, lived independently.
Over the past two decades, the delivery of services to the I/DD population in supervised residential settings has grown significantly and, at the same time, there has been a major shift from institutional settings to home and community-based settings, both in part due to the Americans with Disabilities Act (“ADA”) and the U.S. Supreme Court Olmstead decision in 1999. The U.S. Supreme Court held in its Olmstead decision that under the ADA, states are required to place persons with intellectual disabilities in community settings rather than in institutions when such placement is deemed appropriate by medical professionals, the transfer from institutional care to a less restricted setting is not opposed by the affected individual and the placement can be accommodated taking into account the resources available to the state and the needs of other individuals with intellectual disabilities. We believe that community settings provide a higher quality and, in many cases, lower cost alternative to care provided in state institutions.
Public spending on I/DD services grew from an estimated $30.0 billion in 1998 to an estimated $43.8 billion in 2006, a growth rate of 4.8% per year. Of this $43.8 billion, the majority (approximately 81%) was spent to provide services in non-institutional settings of less than sixteen beds, our target market.

The Home and Community-Based Services (“HCBS”) Waiver program, a Medicaid program where the federal government has waived the requirement that services be delivered in institutional settings, is the primary funding vehicle for home and community-based services. The HCBS Waiver program was instituted as an alternative to the ICF-MR program, described below, authorizing federal reimbursement for a wide variety of community supports and services, including life-skills training, respite care, other family support, case management, supported employment and supported living. In this program, the provider responds to the client’s identified needs and typically is paid on a fee-for-service basis. In 2006, the HCBS waiver program provided approximately $11.1 billion in federal funding to approximately 489,000 individuals.
The Federal ICF-MR Program was established in 1971 when legislation was enacted to provide for federal financial participation for ICF-MR as an optional Medicaid service. This congressional authorization allows states to receive federal matching funds for institutional services that are funded with state or local government dollars. To qualify for Medicaid reimbursement, ICFs-MR must be certified and comply with federal standards in eight areas: management, client protections, facility staffing, active treatment services, client behavior and facility practices, health care services, physical environment and dietetic services.
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
We believe that the following factors will continue to benefit the sector, and in particular home- and community-based programs:
•	Increasing life expectancy of the I/DD population—The life expectancy of individuals with I/DD increased from 59 years in the 1970s to 66 years in the 1990s and we expect this trend to continue.
•	Approximately 2.8 million individuals with I/DD are cared for by a family member, and 25% of their caregivers are age 60 or older. As the caregivers grow older and are not able to provide continuous care, we expect the demand for I/DD services to expand.
•	Active Litigation and Advocacy—Individuals with I/DD are supported by active and well-organized advocacy groups. Using legislation prompted by the Olmstead decision, as well as lawsuits filed on behalf of those on waiting lists for services, policy makers, civil rights lawyers, social workers and advocacy groups are forcing states to provide to individuals with I/DD the option to live and receive services in home and community-based settings. In 2007, 66,000 individuals were on formal state waiting lists to receive residential services funded through the HCBS Waiver program, and there are at least 20 active lawsuits advocating for community integration and the reduction of HCBS waiting lists.
•	Continued Closure of State Institutions—Although most of the shift from institutions to home and community-based settings has already occurred, the closure of additional state institutions is expected. There were approximately 36,000 individuals in large state institutions in 2007. State governments are still actively working to close many state institutions that remain open, with several institutions identified for downsizing or closure in the coming years. We currently provide services to individuals with I/DD in many of the states that are downsizing, including California, Georgia and Illinois.
At-Risk Youth and Their Families
In 2005, approximately 3.6 million children were reported to child protection authorities as possible victims of abuse and neglect. Approximately 900,000 of these children were confirmed to be maltreated, with only 60% of the children receiving services and support from child welfare systems. Forty percent, or almost 360,000 children, received no services or supports. As a result of abuse or neglect, 317,000 children were removed from their families and placed in foster care during 2005. More than 510,000 children were in foster care at year end, with 46%, or 236,000 children, placed in non-relative foster family homes and only 18% referred to institutions or group homes.
In recent years, the delivery of services to at-risk youth has emphasized support services intended to strengthen families, and keep children from entering foster care. Despite this effort geared toward family preservation, the number of children entering foster care has climbed modestly, from 295,000 in 2002 to 317,000 in 2006.

Similar to I/DD programs, there has been an increased emphasis on home and community-based alternatives for the ARY population. More states are shifting funds to private providers of these services in an attempt to purchase more cost-effective, evidence-based care.
ARY services are funded from a variety of sources, including Title IV-E of the Social Security Act, or The Adoption Assistance and Child Welfare Act of 1980, Medicaid and state and local government appropriations. As of 2006, the most recent year for which data is available, government spending on child welfare programs totaled $22.2 billion, including $4.7 billion in federal payments to states for foster care programs.
Post Acute Specialty Rehabilitation Services
The Post Acute Specialty Rehabilitation Services market includes adults and children with acquired brain injury or other catastrophic injuries and illnesses. The largest portion of our services is provided to adults and children with acquired brain injury.
Acquired brain injury is an important public health problem in the United States. Because the cognitive challenges resulting from brain injuries are often not visible, and because awareness about ABI among the general public is limited, it is frequently referred to as a “silent epidemic.”
In the coming years experts predict a significant unmet need for programmatic and residential options for those who suffer from brain injuries. Currently, 5.3 million people in the U.S. are living with a permanent disability as a result of an ABI. In addition, more than 1.4 million new ABI cases occur each year, with 85,000 resulting in permanent disability.
Both the public and non-public sectors currently finance post acute services for individuals with ABI. Public funding for post acute services for individuals with ABI are provided under state ABI waiver programs that provide access to Medicaid funds for ABI specific care. In recent years, the number of states with ABI waiver programs has been increasing. In 2007, 24 states offered ABI waiver programs, up from 17 states in 1997. In addition, we believe that there has been a push by payors to move from high-cost institution-based settings to lower-cost community-based residential, outpatient and day treatment programs. Significant advocacy efforts are advancing at the federal and state levels to require insurers to pay for rehabilitative treatment for those who suffer a brain injury.
Non-public payors include private insurance companies, workers’ compensation funds and private individuals.
Competitive strengths
We believe that the following competitive strengths have allowed us to achieve and maintain our position as a leading provider of home and community-based services to our target population groups:
National Platform with Diverse Payor and Program Mix. We serve clients in 35 states, which are home to approximately 87% of the United States population, although we do not operate in all regions within those states. We believe that we deliver a level of quality and responsiveness that smaller local service providers are not always able to offer and which has helped us forge strong relationships with state and local agencies. Our extensive history of serving children and adults with a range of challenges and needs has led to the development of operational expertise in quality assurance, customer satisfaction survey implementation and analysis, outcomes measurement and risk management.
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
Client-Oriented Care Model. We have the expertise to design customized service plans to meet the unique needs of our clients in community-based settings. We specialize in adapting our service offerings to a wide range of intensities of care and other client requirements, as well as in providing cost-effective services that are accountable to clients, their families and payors. For example, our program for foster children with complex medical conditions includes individual plans of care that address each child’s medical condition, as well as his or her physical and emotional needs. These children are cared for in a Mentor host home with the support of medical professionals, which we believe is better for the development of children and often a less expensive alternative for payors than hospital settings.

Stable Revenue and Strong Cash Flow. The extended length of care for individuals with I/DD, which is the largest part of our Human Services segment, provides us with a stable, recurring base of revenue. Clients with I/DD live in our homes for an average of approximately eight years, and the increased life expectancy of the I/DD population, as described above, is extending the average length of stay in our homes. Life expectancy and the services available for individuals with ABI have also increased as a result of improved medical resources and technology, providing additional stability to our revenue base. Furthermore, our business model has historically required capital expenditures of approximately 2-3% of net revenues per year and has modest working capital needs.
Flexible Cost Structure. We believe that our fixed costs are lower than those of large institutional care providers, enabling us to respond quickly to market developments and regulatory changes. A substantial portion of our caregivers are hourly employees or independently contracted clinicians and Mentors, which allows us to quickly respond to changes in our staffing needs. Our group homes consist of a mix of owned and leased residential real estate. We believe that the structure of our real estate portfolio allows us to respond quickly to changes in our service levels.
Experienced and Committed Management Team and Equity Sponsor. Our management team, having served previously as policy makers, fiscal managers and service providers, has extensive public and private sector experience in human services. Our senior management team has been with us for an average of thirteen years and averages approximately twenty-one years in the human services industry. Members of our management team have helped us to grow our net revenues from $191.3 million in fiscal 1999 to $979.4 million in fiscal 2009 through organic growth and acquisitions. Members of management have helped to integrate 42 acquisitions in the past ten years. The Company’s executive officers have invested approximately $4.2 million in Preferred Units and Class A Units in NMH Investment LLC (“NMH Investment”). In addition, our equity sponsor, Vestar Capital Partners (“Vestar”) has considerable experience making investments in a wide variety of industries, including healthcare.
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
Grow our Census and Expand our Services in New and Existing Markets. We believe that our future growth will depend on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets.
Our new program starts typically require us to fund operating losses for a period of approximately 18-24 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended September 30, 2009, losses on new program starts for programs started within the last 18 months that generated operating losses were $3.7 million.
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

Selectively Pursue Acquisitions. We have selectively supplemented our organic growth through acquisitions which have allowed us to penetrate new geographies, leverage our systems, operating costs and best practices, and pursue cross-selling opportunities. We monitor the market nationally for human service businesses that we can purchase at an attractive price and efficiently integrate with our existing operations. We believe we are often seen as a preferred acquiror in these situations due to our experience, relationships, infrastructure and reputation for quality. We intend to continue to pursue acquisitions that are philosophically compatible and can be readily integrated into our existing operations. During fiscal 2009, we acquired four businesses for total consideration of $22.7 million. For additional information on the acquisitions made during fiscal 2009, see note 5 to our consolidated financial statements included elsewhere in this report.
Selectively Divest Underperforming or Non-Strategic Businesses. We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.
Customers and contracts
Our customers, which pay us to provide services to our clients, are governmental agencies, not-for-profit organizations and non-public payors. Our I/DD and ARY services are delivered pursuant to contracts with various governmental agencies, such as departments of mental retardation, juvenile justice and child welfare, for the provision of services. Such contracts may be issued at the county or state level, depending upon the structure of the service system of the state in question. Contracts may cover a range of individuals such as all children referred for host home services in a county or a particular set of individuals who will share group living arrangements. Contracts are sometimes issued for specific individuals, where rates are individually determined based on need. Although our contracts generally have a stated term of one year and generally may be terminated without cause on 60 days’ notice, the contracts are typically renewed annually if we have complied with licensing, certification, program standards and other regulatory requirements. As provider of record, we contractually obligate ourselves to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under Medicaid.
During fiscal 2009 and 2008, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, Florida, West Virginia and Indiana, our five largest revenue-generating states, comprised 42% of our net revenue. Revenue from our contracts with state and local governmental payors in the state of Minnesota, our largest state, accounted for 16% of our net revenue for both fiscal 2009 and 2008.
We have entered into service agreements with Alliance Health and Human Services, Inc. (“Alliance”), an independent, not-for-profit organization, to provide ARY services for states and local governments that prefer or choose not to enter into contracts with for-profit corporations to provide those services. In these cases, Alliance has licenses or contracts with state or local agencies, and we have entered into service agreements with Alliance in Illinois, Ohio and Pennsylvania to provide certain treatment services in local programs for ARY. Approximately 3% of our revenues for fiscal 2009 and 2008 were derived from contracts with Alliance.
Certain Transactions
On June 29, 2006, NMH MergerSub, Inc., a wholly owned subsidiary of NMH Investment, merged with and into the Company, and the Company was the surviving corporation (the “Merger”). Vestar, certain affiliates of Vestar, members of management and certain directors own NMH Investment, and therefore own the Company. In connection with the Merger, we entered into new senior secured credit facilities consisting of a $335.0 million seven-year senior secured term loan facility, a $125.0 million six-year senior secured revolving credit facility, and a $20.0 million seven-year senior secured synthetic letter of credit facility. We also issued $180.0 million of notes, which are guaranteed by our subsidiaries, except for our captive insurance subsidiary and our non-profit subsidiaries. For additional information on this transaction, see note 10 to our consolidated financial statements included elsewhere in this report.
On July 5, 2007, NMH Holdings, Inc. (“NMH Holdings”), our indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes. These notes are unsecured and are not guaranteed by the Company or any of its affiliates. NMH Holdings used the proceeds from this offering to pay a dividend to its parent NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its preferred units and to pay fees and expenses related to the offering.

Our Sponsor
Vestar owns approximately 92.5% of our equity and is a leading international private equity firm. Since the firm’s founding in 1988, the Vestar funds have completed over sixty-five investments in companies with a total value of over $30.0 billion. Vestar’s investment in National Mentor Holdings, Inc. was funded by Vestar Capital Partners V, L.P., a $3.7 billion fund which closed in 2005, and an affiliate.
See “Item 13. Certain Relationships and Related Party Transactions, and Director Independence” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information.
Item 1A. Risk Factors
Reductions or changes in Medicaid funding or changes in budgetary priorities by the state and local governments that pay for our services could have a material adverse effect on our revenues and profitability.
We derive substantially all of our revenues from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal funds ranging from, for federal fiscal year 2010, 65% to more than 82% of total costs, a number based largely on a state’s per capita income. Our revenues, therefore, are determined by the level of federal, state and local governmental spending for the services we provide. Budgetary pressures, particularly during recessionary periods, as well as other economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenues, margins and profitability and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate are experiencing unprecedented budgetary pressures and have implemented or are considering initiating service reductions, rate freezes and/or rate reductions, including the state of Minnesota, where 16% of our revenues are derived, which, in July 2009, enacted a 2.58% rate cut. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.
Failure to obtain increases in reimbursement rates or rate reductions could adversely affect our revenues, cash flows and profitability.
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
We have a significant amount of indebtedness. As of September 30, 2009, we had total indebtedness of approximately $510.0 million, no borrowings under our senior revolver and $119.0 million of availability under our senior revolver. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior revolver was reduced from $125.0 million as $6.0 million of letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding under the senior credit agreement.
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
In addition to our indebtedness noted above, our indirect parent company, NMH Holdings had $204.4 million aggregate principal amount of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”) outstanding as of September 30, 2009 (including the $12.3 million of which was held by us). NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $43.3 million, including the PIK Interest issued to us. NMH Holdings currently expects to elect to make interest payments entirely by increasing the NMH Holdings notes or issuing new notes (“PIK Interest”) through June 15, 2012.
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
In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the fiscal year ended September 30, 2009, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $40.8 million. These obligations could further increase the risks described above.
Current credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.
Due to the widespread and ongoing tightening of the credit markets, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash-flow needs. Moreover, tax revenues are down in many jurisdictions due to the economic recession and high rates of unemployment, and government payors may not be able to pay us for our services until they collect sufficient tax revenues. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In addition, in the event that our payors or other counterparties delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations or increased unionization activities.
Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages, health care costs and other personnel costs, and adverse changes in client service models. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant.
Although our employees are generally not unionized, sixteen of our employees were represented by a labor union until September 30, 2009, when our only unionized program closed. Future unionization activities may result in an increase of our labor and other costs. The Employee Free Choice Act (“EFCA”) of 2009 (H.R. 1409) seeks to amend the National Labor Relations Act to make it easier for workers to be represented by labor unions. If the EFCA or a variation of this legislation becomes law, it could result in increased unionization activities. We may not be able to negotiate labor agreements on satisfactory terms with any future labor unions. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
Covenants in our debt agreements restrict our business in many ways.
The credit agreement governing the senior secured credit facilities and the indentures governing the senior subordinated notes and the indenture governing the NMH Holdings notes contain various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:
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
The credit agreement governing the senior secured credit facilities also contains restrictive covenants and requires the Company and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests. The breach of any of these covenants or financial ratios could result in a default under the senior secured credit facilities and the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

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
Because a substantial portion of NMH Holdings’ and our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.
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
As of September 30, 2009, we had approximately $19.1 million of floating rate debt outstanding after giving effect to interest rate swaps. As of September 30, 2009, NMH Holdings had $202.9 million of floating rate debt outstanding, net of discount, excluding the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt by approximately $0.2 million, and a 1% increase in the interest rate on the NMH Holdings notes would increase NMH Holdings’ interest expense on those notes by approximately $2.0 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.
The counterparties to our derivative financial instruments are substantial multi-national financial institutions. Although we consider the risk of counterparty nonperformance to be low, we cannot assure you that our counterparties will not default. If a counterparty defaulted, the effect on our results of operations could be material.
The nature of services that we provide could subject us to significant workers’ compensation related liability, some of which may not be fully reserved for.
We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation claims. Because of our high ratio of employees per client, and because of the inherent physical risk associated with the interaction of employees with I/DD, ARY and ABI clients, the potential for incidents giving rise to workers’ compensation liability is relatively high.
We estimate liabilities associated with workers’ compensation risk and establish reserves each quarter based on internal valuations, third-party actuarial advice, historical loss development factors and other assumptions believed to be reasonable under the circumstances. As reported in Item 7 of this Annual Report on Form 10-K for the fiscal year ended September 30, 2009, in fiscal 2009 we recorded an increased charge for workers’ compensation expense compared to fiscal 2008. Our results of operations have been adversely impacted and may be adversely impacted in the future if actual occurrences and claims exceed our assumptions and historical trends.

If any of the state and local government agencies with which we have contracts determines that we have not complied with our contracts or have violated any applicable laws or regulations, our revenues may decrease, we may be subject to fines or penalties and we may be required to restructure our billing and collection methods.
We derive substantially all of our revenues from state and local government agencies, and a substantial portion of these revenues is state-funded with federal Medicaid matching dollars. As a result of our participation in these government-funded programs, we are routinely subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these governmental payors may be entitled to, in their discretion:
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
In some states, we operate on a cost reimbursement model in which revenues are recognized at the time costs are incurred. In these states, payors audit our historical costs on a regular basis, and if it is determined that our historical costs are insufficient to justify our rates, our rates may be reduced, or we may be required to return fees paid to us in prior periods. In some cases we have experienced negative audit adjustments which are based on subjective judgments of reasonableness, necessity or allocation of costs in our services provided to clients. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors and adjustments of our rates. We cannot assure you that our rates will be maintained, or that we will be able to keep all payments made to us, until an audit of the relevant period is complete. Moreover, if we are required to restructure our billing and collection methods, these changes could be disruptive to our operations and costly to implement.
If we fail to establish and maintain relationships with state and local government agencies, we may not be able to successfully procure or retain government-sponsored contracts, which could negatively impact our revenues.
To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government agencies. These relationships enable us to maintain and renew existing contracts and obtain new contracts and referrals. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships and such personnel are generally not subject to non-compete or non-solicitation covenants. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts, and could negatively impact our revenues.
Negative publicity or changes in public perception of our services may adversely affect our ability to obtain new contracts and renew existing ones.
Our success in obtaining new contracts and renewals of our existing contracts depend upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups, families of our clients and the public. Negative publicity, changes in public perception, legal proceedings and government investigations with respect to our operations could damage our reputation and hinder our ability to retain contracts and obtain new contracts, and could reduce referrals, increase government scrutiny and compliance costs, or generally discourage clients from using our services. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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
We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and local government has its own regulations, which can be complicated, and each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations can be cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including:
•	the failure by our employees or Mentors to properly care for clients;
•	the failure to submit proper documentation to the applicable government agency, including documentation supporting reimbursements for costs;

•	the failure by our programs to abide by the applicable regulations relating to the provision of human services; or
•	the failure of our facilities to comply with the applicable building, health and safety codes and ordinances.
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
We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the maintenance and management of our work place for our employees, the quality of our service, the revenues we receive for our services, and reimbursement for the cost of our services. Compliance with these laws, regulations and policies is expensive, and if we fail to comply with these laws, regulations and policies, we could lose contracts and the related revenues, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 (as amended, “HIPAA”), which requires the establishment of privacy standards for health care information storage, retrieval and dissemination as well as electronic transmission and security standards, could result in potential penalties in certain of our businesses if we fail to comply with these privacy and security standards.
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
In connection with our internal controls assessment required by the Sarbanes-Oxley Act of 2002 and as reported in Item 9A(T) of this Annual Report on Form 10-K for the fiscal year ended September 30, 2009, we identified material weaknesses in our internal control over financial reporting. Management concluded that as of September 30, 2009, our internal control over financial reporting was not effective and, as a result, our disclosure controls and procedures were not effective. Descriptions of the material weaknesses are included in Item 9A(T) of this Annual Report on Form 10-K. We also reported material weaknesses in our last assessment, for the fiscal year ended September 30, 2008, including a material weakness in controls to verify the existence of our fixed asset balances. In connection with this material weakness, we identified errors during the quarter ended June 30, 2009 which resulted in an adjustment to reduce property and equipment by $1.8 million. While we have taken action and continue to take actions to remediate our identified material weaknesses, our new policies and procedures, when implemented, may not be effective in remedying all of the deficiencies in our internal control over financial reporting. The decentralized nature of our operations and the manual nature of many of our controls make compliance with the requirements of Section 404 and remediation of our material weaknesses especially challenging. The implementation of our new billing and accounts receivable system has affected a number of processes that impact our internal control over financial reporting, and we may identify additional material weaknesses or significant deficiencies in connection with this implementation. A failure to remedy our material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements and could impede an upgrade to our credit rating, even if our creditworthiness otherwise improves. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, may result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

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
Approximately 3% of our net revenues for the fiscal year ended September 30, 2009 were derived from contracts with affiliates of Alliance, an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.
Historically, some state governments have interpreted federal law to preclude them from receiving federal reimbursement under Title IV-E of the Social Security Act for ARY services provided under a contract with a proprietary organization. However, in 2005 the Fair Access Foster Care Act of 2005 was signed into law, thereby allowing states to seek reimbursement from the federal government for ARY services provided by proprietary organizations. In some jurisdictions that interpreted the prior federal law to preclude them from seeking reimbursement for ARY services provided under a contract with a proprietary provider, or in others that prefer to contract with not-for-profit providers, we provide ARY services as a subcontractor of Alliance. We do not control Alliance, and none of our employees or agents has a role in the management of Alliance. Although Edward Murphy, our Chief Executive Officer, was an officer and director of Alliance immediately prior to becoming our President in September 2004, Mr. Murphy has no role in the management of Alliance. Our ARY business could be harmed if Alliance chooses to discontinue all or a portion of its service agreements with us. Our ARY business could also be harmed if the state or local governments that prefer that ARY services be provided by not-for-profit organizations determine that they do not want the service performed indirectly by for-profit companies like us on behalf of not-for-profit organizations. We cannot assure you that our contracts with Alliance will continue, and if these contracts are terminated without our consent, it could have an adverse effect on our business, financial condition and operating results. Alliance and its subsidiaries are organized as non-profit corporations and are recognized as tax-exempt under section 501(c)(3) of the Internal Revenue Code. As such, Alliance is subject to the public charity regulations of the states in which it operates and to the federal regulations governing tax-exempt entities. If Alliance fails to comply with the laws and regulations of the states in which it operates or with the federal regulations, it could be subject to penalties and sanctions, including the loss of tax-exempt status, which could preclude it from continuing to contract with certain state and local governments. Our business could be harmed if Alliance lost its contracts and was therefore unable to continue to contract with us.

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
For the fiscal year ended September 30, 2009, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. Minnesota recently enacted a rate cut of 2.58%, which took effect July 1, 2009, and we cannot assure you that we will not receive further rate reductions in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:
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
Our success depends, in part, on the continued contributions of our senior officers and other key employees. Our management team has significant industry experience and would be difficult to replace. If we lose or suffer an extended interruption in the service of one or more of our senior officers, our financial condition and operating results could be adversely affected. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.
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
Our primary clients are individuals with developmental disabilities, brain injuries, or emotionally, behaviorally or medically complex challenges, many of whom may be more vulnerable than the general public in a public health catastrophe. For example, in a flu pandemic, such as the 2009 H1N1 pandemic, we could suffer significant losses to our client population and, at a high cost, be required to hire replacement staff and Mentors for workers who drop out of the workforce in very tight labor markets. Accordingly, certain public health catastrophes such as a flu pandemic could have a material adverse effect on our financial condition and results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2009, we provided services in 405 owned facilities and 905 leased facilities, as well as in homes owned by our Mentors. We also own two offices and lease 280 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by extending leases that expire or by finding alternative space.
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
See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
We are an indirect wholly owned subsidiary of NMH Investment. Accordingly, there is no public trading market for our common stock.
Stockholders
There was one owner of record of our common stock as of December 1, 2009.
Dividends
During the second quarter of fiscal 2009, we paid a dividend of $7.0 million to NMH Holdings, LLC (“Parent”), which used the proceeds of the dividend to make distributions to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase approximately $13.9 million in aggregate principal amount of the NMH Holdings notes.
During the fourth quarter of fiscal 2009, we paid a dividend of $1.05 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.05 million to NMH Investment. NMH Investment used the proceeds of the dividend to make a contribution to its wholly owned subsidiary ESB Holdings, LLC, which is an affiliate. ESB Holdings, in turn, used the proceeds to reimburse us for certain expenses we had incurred on its behalf in connection with exploring a strategic initiative.
We do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant. In addition, our current financing arrangements limit the cash dividends we may pay in the foreseeable future.
Equity Compensation Plan Information
The following table lists the number of securities of NMH Investment available for issuance as of December 1, 2009 under the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. For a description of the plan, please see note 19 to the consolidated financial statements included elsewhere in this report.

Number of Securities Remaining
Available for Future Issuance
	Number of Securities to be	Weighted-Average	under Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved			Preferred Units: 8,427.66
by security holders			A Units: 92,126.61
B Units: 12,201.44
C Units: 12,800.58
D Units: 23,176.43
	N/A	N/A	E Units: 3,187.00
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	—	—	Preferred Units: 8,427.66
A Units: 92,126.61
B Units: 12,201.44
C Units: 12,800.58
D Units: 23,176.43
E Units: 3,187.00

Unregistered Sales of Equity Securities
No equity securities of the Company were sold during fiscal 2009; however, the Company’s indirect parent, NMH Investment, did sell equity securities during this period.
The following table sets forth the number of units of common equity of NMH Investment issued during fiscal 2009 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were granted under Rule 701 promulgated under the Securities Act of 1933.

Dates	Title of Securities	Amount	Purchasers	Consideration
January 8, 2009	Class A Common Units	6,200.00	One director and one executive officer	$62,000.00
	Class B Common Units	4,990.33		$249.52
	Class C Common Units	5,236.60		$157.10
	Class D Common Units	5,547.68		$55.48
	Class E Common Units	3,188.00		$159.40

March 27, 2009	Class B Common Units	1,732.50	Certain employees	$86.63
	Class C Common Units	1,818.00		$54.54
	Class D Common Units	1,926.00		$19.26

April 7, 2009	Class A Common Units	12,500.00	One employee	$125,000.00
	Class B Common Units	5,513.56		$275.68
	Class C Common Units	5,788.72		$173.66
	Class D Common Units	6,136.19		$61.36
Repurchases of Equity Securities
No equity securities of the Company were repurchased during the fourth quarter of fiscal 2009; however, NMH Investment did repurchase equity securities during this period.
The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the quarterly period ended September 30, 2009:

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar Value)
			Units Purchased as	of Shares (or Units) that
	(a) Class and		Part of Publicly	May Yet be Purchased
	Total Number of	(b) Average Price	Announced Plans	Under the Plans or
	Units Purchased	Paid per Unit	or Programs	Programs
Month #1 (July 1, 2009 through	1,443.75 B Units	$0.05	—	N/A
July 31, 2009)	1,515.00 C Units	$0.03	—	N/A
	1,605.00 D Units	$0.01	—	N/A
Month #2 (August 1, 2009 through	500.00 A Units	$10.00	—	N/A
August 31, 2009)	2,983.75 B Units	$0.05	—	N/A
	3,131.00 C Units	$0.03	—	N/A
	3,317.00 D Units	$0.01	—	N/A
Month #3 (September 1, 2009 through	3,000.00 A Units	$10.00	—	N/A
September 30, 2009)	4,427.50 B Units	$0.05	—	N/A
	4,646.00 C Units	$0.03	—	N/A
	4,922.00 D Units	$0.01	—	N/A

We did not repurchase any of our common stock as part of an equity repurchase program during the fourth quarter of fiscal 2009. NMH Investment purchased all of the units listed in the table from certain of our employees upon their departure from the Company.
Item 6. Selected Financial Data
We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2007, 2008 and 2009 from the historical consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K.
We have derived the selected historical consolidated financial data as of and for the year ended September 30, 2005 and as of and for the periods from October 1, 2005 through June 29, 2006 and from June 30, 2006 through September 30, 2006 from the historical consolidated financial statements of the Company and the related notes not included or incorporated by reference in this Annual Report on Form 10-K.
The selected information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes included elsewhere in this report.

	Predecessor(1)(4)		Successor(4)
		Period From	Period From
		October 1	June 30
	Year Ended	Through	Through	Year Ended
	September 30,	June 29,	September 30,	September 30,
(dollars in thousands)	2005	2006	2006	2007	2008	2009
Statements of Operations Data:
Net revenues	$674,881	$564,840	$203,367	$887,668	$941,371	$979,397
Cost of revenues	509,550	427,530	155,633	670,983	714,980	745,576

Gross profit	165,331	137,310	47,734	216,685	226,391	233,821
General and administrative expenses	90,665	76,230	29,031	118,264	130,941	133,585
Stock option settlement	—	26,880	—	—	—	—
Depreciation and amortization	21,405	17,274	11,621	51,481	51,244	57,770
Transaction costs	—	9,136	—	—	—	—

Income from operations	53,261	7,790	7,082	46,940	44,206	42,466
Management fee to related party	(270)	(198)	(227)	(892)	(1,349)	(1,146)
Other (expense) income, net	(186)	808	(60)	(404)	(873)	(788)
Interest income	661	646	256	1,060	684	193
Interest income from related party	—	—	—	—	—	1,202
Interest expense	(30,636)	(52,311)	(13,269)	(50,687)	(48,947)	(48,254)

Income (loss) from continuing operations before income taxes	22,830	(43,265)	(6,218)	(3,983)	(6,279)	(6,327)
Provision (benefit) for income taxes	9,734	(11,396)	(2,346)	(859)	(250)	(2,051)

Income (loss) from continuing operations	13,096	(31,869)	(3,872)	(3,124)	(6,029)	(4,276)
Income (loss) from discontinued operations, net of tax	902	83	208	632	(1,206)	(1,180)

Net income (loss)	$13,998	$(31,786)	$(3,664)	$(2,492)	$(7,235)	$(5,456)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$24,707		$26,511	$29,373	$38,908	$23,650
Working capital(2)	49,190		55,423	57,297	55,878	47,836
Total assets	449,438		1,000,665	1,012,628	1,016,433	995,610
Long-term debt(3)	319,430		517,001	512,300	509,984	502,443

Shareholder’s equity	36,310		248,868	246,031	237,128	223,728

(1)	On June 29, 2006, the Company changed ownership. The previous ownership periods are deemed to be predecessor periods pursuant to Rule 3-05 of Regulation S-X.

(2)	Working capital is calculated by subtracting current liabilities from current assets.

(3)	Long-term debt includes obligations under capital leases.

(4)	All fiscal years presented reflect the classification of REM Health as discontinued operations.

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
Overview
Founded in 1980, we are a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury and other catastrophic injuries and illnesses (“ABI”); and to youth with emotional, behavioral and medically complex challenges, or at risk youth (“ARY”). As of September 30, 2009, we provided our services to approximately 24,000 clients in 35 states through approximately 16,600 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, ICFs-MR or host home settings, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from non-public payors, mostly in our ABI services.
The largest part of our business is the delivery of services to adults and children with intellectual and/or developmental disabilities. Our I/DD programs include residential support, day habilitation, vocational services, case management, home health care and personal care. We also provide a variety of services to youth with emotional, behavioral and medically complex challenges. Our ARY services include therapeutic foster care, independent living, family reunification, family preservation, alternative schools and adoption services. We also provide a range of post-acute specialty rehabilitation treatment and care services to adults and children with an acquired brain injury and other catastrophic injuries and illnesses. Our specialty rehabilitation services range from post-acute care to assisted independent living and include neurobehavioral rehabilitation, neurorehabilitation, adolescent integration, outpatient or day treatment and pre-vocational services.
We previously operated our business in one reportable segment, Human Services, and one Other category. During the fourth quarter of fiscal 2009, we began managing the majority of our services to individuals with acquired brain injuries and other catastrophic injuries and illnesses differently. As a result, we changed the composition of our reportable segments to reflect two reportable segments, Human Services and Post Acute Specialty Rehabilitation Services.
The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and medically complex challenges. The Post Acute Specialty Rehabilitation Services segment provides a mix of health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses.
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
Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services. Similarly, growth for our ARY services has been driven by favorable demographics. Demand for our specialty rehabilitation services has also grown as faster emergency response and improved medical techniques have resulted in more people surviving a traumatic brain injury.

Political and economic trends can also affect our operations. In particular, state budgetary pressures, like those currently facing state governments, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. In recent months our government payors in several states have implemented provider rate reductions, including in the states of Arizona, California and Minnesota where we have significant market presence. We cannot be certain whether there will be further rate reductions in the coming months as state governments respond to deteriorating revenue collections.
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
Organic Growth
We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18-24 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended September 30, 2009, losses on new program starts for programs started within the last 18 months that generated operating losses were $3.7 million.
We also “cross-sell” new services in existing markets. Depending on the nature of the program and the state or local government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency.
Acquisitions
As of September 30, 2009, we have completed 29 acquisitions since 2004, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities.
Divestitures
We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.
Net revenues
Revenues are reported net of allowances for unauthorized sales, estimated sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the year ended September 30, 2009, we derived more than 90% of our net revenue from state and local government payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.
Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.

Expenses
Expenses directly related to providing services are classified as cost of revenues. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to our Mentors, residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food, medicine and transportation costs for clients requiring services. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy and insurance costs, as well as professional expenses such as consulting, legal and accounting services. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.
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
Occupancy costs represent a significant portion of our operating costs. As of September 30, 2009, we owned 405 facilities and two offices, and we leased 905 facilities and 280 offices. We incur no facility costs for services provided in the home of a Mentor.
Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.6%, 0.4% and 0.3% of our net revenues for the years ended September 30, 2009, 2008 and 2007, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $5.5 million, $3.5 million and $2.8 million for the years ended September 30, 2009, 2008 and 2007, respectively. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. We also insure through our captive subsidiary employment practices liability claims of up to $240,000 per claim and up to $1.0 million in the aggregate.
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
Results of Operations
The following table sets forth the percentages of net revenues that certain items of operating data constitute for the periods indicated:

		Post Acute Specialty
For the Year Ended September 30,	Human Services	Rehabilitation Services	Corporate	Consolidated
(in thousands)
2009
Net revenue	$888,901	$90,496	$—	$979,397
Income (loss) from operations	74,239	10,768	(42,541)	42,466
Operating margin	8.4%	11.9%	—	4.3%

2008
Net revenue	861,431	79,940	—	941,371
Income (loss) from operations	76,669	10,526	(42,989)	44,206
Operating margin	8.9%	13.2%	—	4.7%

2007
Net revenue	813,185	74,483	—	887,668
Income (loss) from operations	71,299	12,546	(36,905)	46,940
Operating margin	8.8%	16.8%	—	5.3%

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008
Consolidated
Consolidated revenue for fiscal 2009 increased by $38.0 million, or 4.0%, compared to revenue for fiscal 2008. The increase in revenue was primarily related to organic growth of $25.4 million, including growth related to new programs that began operations during fiscal 2008 and 2009. Revenue increased approximately $22.0 million as a result of acquisitions that closed during fiscal 2008 and 2009. Revenue growth was partially offset by a reduction in revenue of approximately $9.4 million from businesses we divested in fiscal 2008 and 2009.
Consolidated income from operations decreased from $44.2 million for fiscal 2008 to $42.5 million for fiscal 2009 while operating margins decreased from 4.7% for fiscal 2008 to 4.3% for fiscal 2009. Operating margin was negatively impacted by an increase in labor costs, primarily due to a $5.5 million increase in workers’ compensation insurance costs, an increase in depreciation and amortization expense of $6.5 million and an increased investment in growth initiatives. The decrease in our operating margin was offset by our on-going cost containment efforts, including a decrease in our overtime costs of $1.7 million.
During fiscal 2009, we recorded a $1.8 million increase to depreciation expense which resulted from disposals of assets that we believe relate to a period or periods prior to 2009. We also reduced the estimated useful life on furniture and fixtures and client home furnishings which resulted in additional depreciation expense of $1.6 million. In addition, depreciation expense increased $1.7 million from fiscal 2008 due to the depreciation on the new billing system.
Loss from discontinued operations, net of tax remained constant at $1.2 million for fiscal 2008 and fiscal 2009. Loss from discontinued operations for fiscal 2009 included $1.4 million of net loss related to the sales of REM Utah and REM Health. Loss from discontinued operations for fiscal 2008 primarily included $1.3 million of net loss related to the sale of our business operations in the state of Oklahoma and the sale of Integrity Home Health Care.
Human Services
Human Services revenue for fiscal 2009 increased by $27.5 million, or 3.2% compared to fiscal 2008. The increase was due to organic growth of $16.9 million, which included growth related to new programs that began operations during fiscal 2008 and 2009. In addition, acquisitions contributed additional revenue growth of $20.0 million. Human Services revenue growth was partially offset by a reduction in revenue of approximately $9.4 million from businesses we divested in fiscal 2008 and 2009.
Operating margin decreased from 8.9% during fiscal 2008 to 8.4% during fiscal 2009. Operating margin was negatively impacted by an increase in labor costs, primarily due to a $4.9 million increase in workers’ compensation insurance costs, as well as an increase in depreciation and amortization expense. The decrease in our operating margin was partially offset by our on-going cost containment efforts, including a decrease in our overtime costs of $1.8 million.
During fiscal 2009, depreciation and amortization expense increased approximately $4.0 million, the majority of which relates to the charges recorded for the disposals of assets that we believe relate to a period or periods prior to 2009 and for the reduction in the estimated useful life on furniture and fixtures and client home furnishings.
Post Acute Specialty Rehabilitation Services
Post Acute Specialty Rehabilitation Services revenue for fiscal 2009 increased by $10.6 million, or 13.2%, compared to fiscal 2008. This increase was primarily due to organic growth of $8.6 million, which included growth related to new programs that began operations during fiscal 2008 and 2009. In addition, acquisitions contributed additional revenue growth of $2.0 million.
Operating margin decreased from 13.2% for fiscal 2008 to 11.9% for fiscal 2009 due to increased investment in growth initiatives.

Corporate
Corporate represents corporate general and administrative expenses. Total corporate expense decreased by approximately $0.5 million from fiscal 2008 to $42.5 million for fiscal 2009. Corporate expense decreased as a result of the $1.05 million of reimbursement received from ESB Holdings, LLC during fiscal 2009. ESB Holdings used the proceeds of a contribution from NMH Investment to reimburse us for certain expenses we had incurred on its behalf in connection with exploring a strategic initiative. In addition, fiscal 2009 corporate expense included a decrease of $0.9 million of stock based compensation expense. Offsetting the decrease in corporate expense was an increase in depreciation expense of approximately $1.7 million from fiscal 2008 primarily due to depreciation on the new billing system.
Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007
Consolidated
Consolidated revenue for fiscal 2008 increased by $53.7 million, or 6.0% compared to revenue for fiscal 2007. The increase in revenue was primarily related to organic growth of $50.4 million, including growth related to new programs that began operations during fiscal 2007 and 2008. Revenue increased approximately $3.9 million as a result of acquisitions that closed during fiscal 2007 and 2008. Revenue growth was partially offset by a reduction in revenue of approximately $0.6 million from businesses we divested in fiscal 2007 and 2008.
Consolidated income from operations for fiscal 2008 was $44.2 million, compared to $46.9 million for fiscal 2007. Consolidated operating margin decreased from 5.3% for fiscal 2007 to 4.7% for fiscal 2008. The decrease in margin was primarily the result of a change in reimbursement policy affecting our business in North Carolina, an increase in investments in growth initiatives and business process improvements and an additional $1.4 million of stock based compensation expense recorded in fiscal 2008.
Other expense, net for fiscal 2008 increased by approximately $0.5 million, or 110%, to $0.9 million. Other expense included losses on disposal of property, equipment and real estate, as well as, market declines of investments held pursuant to the Company’s nonqualified deferred compensation plan.
Interest expense for fiscal 2008 decreased $1.7 million, or 3.4%, to $48.9 million. As a percentage of net revenues, interest expense decreased from 5.7% for fiscal 2007 to 5.2% for fiscal 2008. The decrease in interest expense is due to a decrease in the average debt balance as well as a 0.3% decrease in the weighted average interest rate from fiscal 2007 to fiscal 2008.
Loss from discontinued operations, net of tax for fiscal 2008 was $1.2 million, compared to income from discontinued operations, net of tax of $0.6 million for fiscal 2007. Loss from discontinued operations for fiscal 2008 primarily included $1.3 million of net loss related to the sale of our business operations in the state of Oklahoma and the sale of Integrity Home Health Care. Income from discontinued operations for fiscal 2007 primarily included net income of $0.6 million related to REM Health.
Human Services
Human Services revenue for fiscal 2008 increased by $48.2 million, or 5.9% compared to fiscal 2007. The increase was due mostly to organic growth of $45.0 million, which included growth related to new programs that began operations during fiscal 2007 and 2008. In addition, acquisitions contributed additional revenue growth of $3.8 million. Human Services revenue growth was partially offset by a reduction in revenue of approximately $0.6 million from businesses we divested in fiscal 2007 and 2008.
Operating margin increased from 8.8% during fiscal 2007 to 8.9% during fiscal 2008 despite the negative impact that the change in reimbursement policy had on our business in North Carolina. Operating margin was positively impacted by a $1.4 million decrease in depreciation and amortization expense. In fiscal 2007, the Company recorded a pre tax impairment charge of $1.1 million related to the write-down of agency contracts and the write-off of intellectual property.

Post Acute Specialty Rehabilitation Services
Post Acute Specialty Rehabilitation Services revenue increased by $5.5 million, or 7.3%, compared to fiscal 2007 due to organic growth, which included growth related to new programs that began operations during fiscal 2007 and 2008.
Operating margin decreased from 16.8% for fiscal 2007 to 13.2% for fiscal 2008 primarily due to increased investments in growth initiatives.
Corporate
Corporate represents corporate general and administrative expenses. Total corporate expense increased by approximately $6.1 million from fiscal 2007 to $43.0 million for fiscal 2008 primarily due to increased investments in growth initiatives and business process improvements. Corporate in fiscal 2008 included an additional $1.4 million of stock based compensation expense.
Liquidity and Capital Resources
Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities and available borrowings under our senior credit facilities.
Operating activities
Cash flows provided by operating activities for fiscal 2009 were $59.0 million compared to $53.6 million and $52.8 million for fiscal 2008 and 2007, respectively. The increase from fiscal 2008 to fiscal 2009 was primarily due to an increase in operating income. Our days sales outstanding increased approximately half a day from 45.8 days at September 30, 2008 to 46.2 days at September 30, 2009.
Investing activities
Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $62.3 million for fiscal 2009 compared to $39.0 million and $43.2 million for fiscal 2008 and 2007, respectively. Fiscal 2009 included cash deployed for four acquisitions, as well as an earnout payment for CareMerdian, which we acquired in fiscal 2006. In addition, fiscal 2009 included the purchase of $11.5 million of the NMH Holdings notes for $6.6 million. For additional information about this purchase, please see note 13 to the consolidated financial statements included elsewhere in this report.
Cash paid for acquisitions for fiscal 2009 was $33.6 million, which primarily included the earnout payment of $12.0 million associated with the CareMeridian acquisition, the acquisition of Institute for Family Centered Services, Inc. for approximately $11.5 million and the acquisition of Lakeview Healthcare Systems, Inc. for approximately $10.1 million. Cash paid for acquisitions for fiscal 2008 was $14.9 million, which primarily included the acquisition of Transitional Services, Inc. for approximately $9.3 million and the earnout payment of $5.5 million associated with the CareMeridian acquisition. Cash paid for acquisitions for fiscal 2007 was $25.1 million, primarily reflecting the acquisition of six companies engaged in the behavioral health and human services.
Cash paid for property and equipment for fiscal 2009 was $27.4 million, or 2.8% of net revenues, and included $4.4 million related to the purchase of real estate and approximately $2.7 million related to the implementation of a new billing system. Cash paid for property and equipment was $26.1 million, or 2.8% of net revenues, for fiscal 2008 and $19.7 million, or 2.2% of net revenues, for fiscal 2007.
Financing activities
Net cash used in financing activities was $11.9 million for fiscal 2009 compared to $5.0 million and $6.7 million for fiscal 2008 and 2007, respectively. Fiscal 2009 included two dividend payments to Parent for approximately $8.0 million.
During fiscal 2009, we paid a dividend of $7.0 million to Parent, which used the proceeds of the dividend to make distributions to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase approximately $13.9 million of the NMH Holdings notes.
Also during fiscal 2009, we paid a dividend of $1.05 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.05 million to NMH Investment. NMH Investment used the proceeds of the dividend to make a contribution to its wholly owned subsidiary ESB Holdings, LLC, which is an affiliate. ESB Holdings, in turn, used the proceeds to reimburse us for certain expenses we had incurred on its behalf in connection with exploring a strategic initiative.

Our financing activities also included the repayment of long-term debt of $3.7 million, $4.0 million and $4.5 million for fiscal 2009, 2008 and 2007, respectively. In addition to our scheduled term B payments, in fiscal 2007, we paid $750 thousand to repurchase the remaining 9 5/8% senior subordinated notes due 2012.
We may seek to purchase a portion of our outstanding debt or the debt of NMH Holdings from time to time. The amount of debt that may be purchased, if any, would be decided at the discretion of our Board of Directors and management and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors.
As mentioned above, our principal sources of funds are cash flows from operating activities and available borrowings under the $125.0 million senior revolver. As of September 30, 2009, the availability on the senior revolver was reduced by $6.0 million to $119.0 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding. For a description of the senior credit facilities, see note 10 in the consolidated financial statements. We believe that these funds will provide sufficient liquidity and capital resources to meet our near term and future financial obligations, including scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case.
Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of September 30, 2009:

		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$508,178	$7,415	$6,700	$494,063	$—
Operating lease obligations(2)	140,755	34,553	49,760	27,920	28,522
Capital lease obligations	1,798	118	129	141	1,410
Standby letters of credit	26,049	26,049	—	—	—

Total obligations and commitments	$676,780	68,135	56,589	522,124	29,932

(1)	Does not include interest on long-term debt or the $202.9 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings. Approximately $12.3 million of the outstanding senior floating rate toggle notes are held by us.

(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
Inflation
We do not believe that general inflation in the U.S. economy has had a material impact on our financial position or results of operations.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet transactions or interests.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results may differ from our estimates. These differences could be material to the financial statements.

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
Revenue Recognition
Revenues are reported net of any state provider taxes or gross receipts taxes levied on services we provide. Revenues are also reported net of allowances for unauthorized sales and estimated sales adjustments by business units. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in the payment trends in each business unit. Revenue is recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is reasonably assured.
We recognize revenue for services performed pursuant to contracts with various state and local government agencies and private health care agencies as follows: cost-reimbursement contract revenues are recognized at the time the service costs are incurred and units-of-service contract revenues are recognized at the time the service is provided. For our cost-reimbursement contracts, the rate provided by the payor is based on a certain level of service and types of costs incurred in delivering the service. From time to time, we receive payments under cost-reimbursement contracts in excess of the allowable costs required to support those payments. In such instances, we estimate and record a liability for such excess payments. At the end of the contract period, any balance of excess payments is maintained as a liability until it is reimbursed to the payor. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be enacted in states where we operate or by the federal government.
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
Accruals for Self-Insurance
We maintain employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers’ compensation, automobile and professional and general liability programs are based on analyses performed internally by management and may take into account reports by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. Changes in estimates are charged or credited to the statement of operations in a period subsequent to the change in estimate.
Goodwill and Indefinite-lived Intangible Assets
We review costs of purchased businesses in excess of net assets acquired (goodwill), and indefinite-life intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner.
We are required to test goodwill on a reporting unit basis, which is the same level as our operating segments. We use a fair value approach to test goodwill for impairment and potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For those reporting units that have potential goodwill impairment, we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded.
The impairment test for indefinite-life intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-life intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are established using discounted cash flow and comparative market multiple methods. We conduct our annual impairment test on July 1 of each year. As of the date of the last test, there was no impairment and there have been no indicators of impairment since the date of the test.

Discounted cash flows are based on management’s estimates of our future performance. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-life intangible assets. If updated calculations indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge is recorded in the statement of operations in the period of the change in estimate.
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
Stock-Based Compensation
NMH Investment adopted an equity-based compensation plan, and issued units of limited liability company interests pursuant to such plan. The units are limited liability company interests and are available for issuance to our employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B and Class E units vest over a five-year service period. The Class C and Class D units vest over a three-year period based on service and on certain performance and/or investment return conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.
Derivative Financial Instruments
We report derivative financial instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholder’s equity as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.
We, from time to time, enter into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on our debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statement of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income (loss) as a change to shareholders’ equity, net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability in our consolidated balance sheets.

Available-for-Sale Securities
Our investments in marketable debt securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each reporting period. Unrealized gains and losses arising from such valuation are reported, net of applicable income taxes, in other comprehensive income (loss).
Legal Contingencies
From time to time, we are involved in litigation and regulatory proceedings in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period. See “Part I, Item 1A. Risk Factors” for additional information.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, we entered into interest rate swap agreements whereby we fixed the interest rate on approximately $221.2 million of our $335.0 million term B loan, effective as of August 31, 2006 and maturing on June 30, 2010 and fixed the interest rate on approximately $113.3 million of our remaining $335.0 million term B loan, effective as of August 31, 2007 and maturing on September 30, 2010. In total, as of September 30, 2009, we fixed the interest rate on approximately $309.1 million of our $324.1 term B loan.
The table below provides information about the Company’s interest rate swap agreements and remaining variable rate debt related to the term B loan.

	September 30, 2009		September 30, 2010
(in thousands)	Swap		Swap
Interest Swap effective date	Value	Rate	Value	Rate
August 31, 2006(1)	$88,988	5.32%	$—	—
August 31, 2007(1)	220,117	4.89%	—	—
Variable rate debt	15,008	—	320,763	—

Total term B loan	$324,113	—	$320,763	—

(1)	Interest rates do not include 2.00% spread on LIBOR loans.
As a result of the interest rate swap agreements, the variable rate debt outstanding was effectively reduced from $328.2 million outstanding to $19.1 million outstanding as of September 30, 2009. The variable rate debt outstanding relates to the term B loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the senior revolver, which has an interest rate based on LIBOR plus 2.25% or Prime plus 1.25%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $0.2 million.
Item 8. Financial Statements and Supplementary Data
Our consolidated financial statements required by this Item are on pages F-1 through F-28 of this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
Not applicable.
Item 9A(T). Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer, President and Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of September 30, 2009, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer, President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer, President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2009, in light of the material weaknesses described below.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management, with the participation of the Chief Executive Officer, President and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this evaluation, management identified the material weaknesses described below and, therefore, concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report. We have reported these material weaknesses to our Audit Committee and our independent registered public accounting firm. Management’s evaluation did not include assessing the internal controls of three businesses that were acquired by us in purchase business combination transactions during fiscal 2009, Institute for Family Centered Services, Inc., Lakeview Healthcare Systems, Inc. and Stepping Stones. The combined financial statements of these companies are included in our consolidated financial statements for the fiscal year ended September 30, 2009, and represented approximately 2.0% of our total assets as of September 30, 2009 and 1.1 % of our net revenues for the fiscal year ended September 30, 2009.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. To our knowledge, these material weaknesses have not resulted in any material misstatement of our financial statements. Our material weaknesses relate to our revenue and accounts receivable balances, as detailed below.
Revenue
During the quarter ended September 30, 2009, we continued implementation of our billing and accounts receivable system, which is now being used by the majority of our business. As a result of this system implementation, we have had to redesign certain of our billing processes and controls over revenue. Management anticipated that controls over revenue could deteriorate during this system implementation, potentially increasing our material weaknesses or significant deficiencies in the revenue area. Management has taken steps to strengthen internal controls over revenue, but additional remediation is required, as noted in the first, second and third material weaknesses identified below.
We did not maintain effective controls over the accuracy of revenue and accounts receivable balances and have identified the following material weaknesses as of September 30, 2009.
•	We have insufficient segregation of duties within our new billing and accounts receivable system and insufficient controls to ensure appropriate access to our new billing and accounts receivable system and data. This material weakness increases the risk that erroneous or unauthorized revenue transactions could occur and the risk that they would not be detected on a timely basis if they do occur. Management is currently designing processes and controls to limit system access to appropriate personnel and segregate incompatible duties.
•	We have insufficient controls over the accuracy and validity of the billing rates used to calculate revenues recorded in our consolidated financial statements. We previously addressed this material weakness within our legacy accounts receivable system. However, our new billing and accounts receivable system is not yet able to generate timely reports to identify changes to billing rates for periodic review. Therefore, as of September 30, 2009, we had no control to verify that changes to billing rates entered into the new system were valid and accurate. This control deficiency increases the risk of errors in the invoicing and recording of billings to payors.
•	During the fourth quarter, we completed implementation of our new billing and accounts receivable system, introducing the system and related controls in multiple locations relating to a substantial portion of our revenue. As of September 30, 2009, these controls had not been in place for an adequate period of time for us to determine whether they were operating effectively. Because we were unable to conduct our review and testing of revenue controls for the revenue associated with these new locations, we are unable to conclude that these controls are operating effectively, and there can be no assurance that there are not additional material weaknesses relating to revenue.

The following item was first disclosed in our Form 10-Q for the quarterly period ended December 31, 2007. It has not been fully remediated and continues to exist.
•	We have insufficient controls over revenue recognition and revenue reserves for unauthorized sales. We maintain a revenue recognition policy in accordance with U.S. generally accepted accounting principles. However, we lacked controls to ensure definitive, consistent and documented application of the revenue recognition criteria regarding varying local payor contract requirements, specifically with respect to payor service authorization requirements. During the quarter ended September 30, 2009, management undertook a process to remediate the control design by documenting, reviewing and approving local application of revenue recognition requirements and developing a process to assess contract terms in each state to ensure that revenue recognition criteria are being consistently and appropriately interpreted and applied. However, we continue to have insufficient controls to ensure that all unauthorized sales are identified and reserved appropriately in the consolidated financial statements. Generally, if we provide services without a current, valid authorization from the payor agency to provide those services, revenue associated with the unauthorized services may need to be either reserved until such authorization is received, or ultimately written off if authorization is not granted. Management expects our new billing and accounts receivable system, when remediated, to capture more complete and accurate data related to authorizations, which will improve our controls over identifying and reserving for unauthorized sales.
Fixed Assets
As of December 31, 2007, we identified a material weakness in our internal control over financial reporting related to insufficient controls to verify the existence of our fixed asset balances reflected on our consolidated balance sheet. This material weakness increased the risk of overstating our fixed asset balances. Based on our remediation efforts described below, which we believe have improved our internal control over financial reporting and reduced the likelihood of misstatements that would not be prevented or detected, we have concluded that this material weakness has been corrected as of September 30, 2009.
•	In order to remediate this material weakness, we conducted a physical count of a majority of our fixed asset balances and reviewed their net book value during the period ended September 30, 2009. We identified errors arising from unrecorded disposals in furniture and fixtures and client home furnishings, which resulted in an adjustment to reduce our property and equipment balance by $1.8 million as of June 30, 2009 and to incur related depreciation expense of $1.8 million during the quarter ended June 30, 2009. We also reduced the useful lives of furniture and fixtures and client home furnishings to better reflect their respective usage periods, depreciating the net book value of our fixed assets over a lesser number of years. As a result of this change we incurred additional depreciation expense of $1.6 million during the quarter ended June 30, 2009.
•	We plan to conduct periodic review and counts of a sample of our fixed assets, as determined by management, to support the existence of our fixed asset balances reflected on our consolidated balance sheets.
(c) Changes in Internal Control over Financial Reporting
As discussed above, during the quarter ended September 30, 2009, we continued to implement our new billing and accounts receivable system in several states. The implementation of this billing and accounts receivable system has affected, and will continue to affect, the processes that impact our internal control over financial reporting. As we continue with the system implementation, we will review the related controls and may take further steps to ensure that they are effective and integrated appropriately.
Except for the changes implemented to remediate the material weaknesses noted above and the continued implementation of a new billing and accounts receivable system in a majority of our operations, during the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age and position of each of our directors and executive officers as of December 4, 2009:

Name	Age	Position
Gregory T. Torres	60	Chairman and Director
Edward M. Murphy	62	Chief Executive Officer and Director
Bruce F. Nardella	52	President and Chief Operating Officer
Juliette E. Fay	57	Executive Vice President and Chief Development Officer
Denis M. Holler	55	Executive Vice President, Chief Financial Officer and Treasurer
Hugh R. Jones, III	44	Executive Vice President, Chief Administrative Officer and Assistant Secretary
Linda DeRenzo	50	Senior Vice President, General Counsel and Secretary
Kathleen P. Federico	50	Senior Vice President, Human Resources
John J. Green	50	Senior Vice President of Finance Operations and Assistant Treasurer
Robert A. Longo	47	Senior Vice President and Cambridge Operating Group President
David M. Petersen	61	Senior Vice President and Redwood Operating Group President
James L. Elrod, Jr.	55	Director
Pamela F. Lenehan	57	Director
Kevin A. Mundt	55	Director
Daniel S. O’Connell	55	Director
Guy Sansone	45	Director
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
Gregory T. Torres has served as Chairman of the board of directors since September 2004. He was also the Company’s Chief Executive Officer from January 1996 to January 2005, as well as its President from January 1996 until September 2004. Mr. Torres joined MENTOR in 1980 as a member of its first board of directors. Prior to joining the company, Mr. Torres held prominent positions within the public sector, including chief of staff of the Massachusetts Senate Committee on Ways and Means and assistant secretary of human services. Since May 2007, Mr. Torres has been president and chief executive officer of the Massachusetts Institute for a New Commonwealth (“MassINC”), an independent, nonpartisan research and educational institute in Boston.
Edward M. Murphy has served as Chief Executive Officer since January 2005 and was elected to the Board of Directors in September 2004. He also served as our President from September 2004 until December 4, 2009. Mr. Murphy founded Alliance Health and Human Services in 1999 and served as the organization’s President and CEO until September 2004. Prior to founding Alliance, he was a Senior Vice President at Tucker Anthony and President and Chief Operating Officer of Olympus Healthcare Group. Mr. Murphy is a former Commissioner of the Massachusetts Department of Youth Services and the Massachusetts Department of Mental Health, and the former Executive Director of the Massachusetts Health and Educational Facilities Authority.
Bruce F. Nardella was appointed President and Chief Operating Officer on December 4, 2009, after being appointed Executive Vice President and Chief Operating Officer in May 2007. Mr. Nardella joined MENTOR in 1996 as a state director and in May 2003 he was named President of our Eastern Division. Prior to that, he was a deputy commissioner for the Massachusetts Department of Youth Services.

Juliette E. Fay has served as our Executive Vice President and Chief Development Officer since January 2006, managing national business development. Ms. Fay served as the Senior Vice President of National Business Development and Marketing from January 2002 to January 2006. Before joining MENTOR in 1998, Ms. Fay was the President and CEO of Charles River Health Management, a provider-based managed care company; the director of marketing and business development at the Massachusetts Health and Educational Facilities Authority; chief of staff for the Massachusetts Department of Mental Health; and the assistant commissioner for facility operations at the Massachusetts Department of Youth Services.
Denis M. Holler was appointed Executive Vice President, Chief Financial Officer and Treasurer in May 2007. Mr. Holler was named Senior Vice President of Finance in January 2002 and led the Company’s corporate finance functions through the 2006 purchase by Vestar Capital Partners V, L.P. In addition to overseeing all finance functions of the Company, he manages external relationships with our equity sponsor, banking partners and high-yield investors. Prior to joining MENTOR in October 2000 as Vice President of Financial Operations, Mr. Holler was Chief Financial Officer of the Fortress Corporation.
Hugh R. (Tripp) Jones, III was named Executive Vice President and Chief Administrative Officer in August 2008. Prior to that he served as our Senior Vice President and Chief Administrative Officer beginning in May 2004, and served as Senior Vice President of Public Strategy from February 2003 to May 2004. In his current role, Mr. Jones coordinates corporate and operating group functions with responsibility for human resources, information technology, legal and public strategy. Before joining MENTOR, he co-founded in 1995 and led MassINC. Mr. Jones is a former staff director of the Massachusetts Legislature’s Education Committee and chaired Governor Mitt Romney’s education transition team in 2002.
Linda DeRenzo has served as our Senior Vice President, General Counsel and Secretary since March 2006. Ms. DeRenzo serves as our chief legal officer and oversees the risk management, regulatory compliance, labor and employment and corporate legal functions. An 18-year business law veteran before joining the Company, Ms. DeRenzo represented high-growth companies and their financiers in a variety of industries including information technology, life sciences and health services. Prior to joining MENTOR, Ms. DeRenzo was a partner at Testa, Hurwitz & Thibeault, LLP in Boston from 1992 to 2004.
Kathleen P. Federico joined the Company in December 2008, as our Senior Vice President, Human Resources. From 2005 until joining MENTOR, Ms. Federico served as Senior Vice President, Sales and Human Resources, for World Travel Holdings in Woburn, Massachusetts, and was its Senior Vice President, Human Resources, from 2002 to 2005. Prior to that, she served as Vice President of Human Resources for KaBloom LLC, NE Restaurant Company and Sodexho Marriott Services. Ms. Federico was also Chief Operating Officer for Sheehan Associates, an employee benefits brokerage firm.
John J. Green served as our Senior Vice President of Field Finance from the May 2003 acquisition of REM until being named Senior Vice President of Finance Operations in June 2007. In this role, Mr. Green oversees field finance operations across our operations, and manages the procurement services, payroll services, real estate and leasing management services, reimbursement and field financial reporting and analysis. Mr. Green was previously Controller of REM, having joined REM in April 1986 as Assistant Controller. He is a certified public accountant with 27 years of experience both in public accounting and the human services industry.
Robert A. Longo served as our Senior Vice President and President of our Western Division from May 2003 until being named Cambridge Operating Group President in June 2007. Mr. Longo joined MENTOR in 1993, and has previously held the positions of children’s services program manager, state director and vice president, all managing various operations. Mr. Longo has served on the boards of numerous organizations focused on mental health and human services, including serving for three years on the board of the national Foster Family-Based Treatment Association.
David M. Petersen served as our Senior Vice President and President of our Central Division from May 2003 until being named Senior Vice President and Redwood Operating Group President in June 2007. Prior to joining MENTOR, Mr. Petersen worked for REM since 1972, having managed various operations in Minnesota, Montana, North Dakota and Wisconsin.
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

Pamela F. Lenehan was elected to our board of directors in December 2008. Ms. Lenehan has served as President of Ridge Hill Consulting, a strategy and financial consulting firm, since 2002. Prior to this, Ms. Lenehan was self-employed as a private investor. From 2000 to 2001, she was vice president and chief financial officer of Convergent Networks. From 1995 to 2000, she was senior vice president of corporate development and treasurer of Oak Industries Inc. Prior to that, Ms. Lenehan was a Managing Director in Credit Suisse First Boston’s Investment Banking division and a vice president of Corporate Banking at Chase Manhattan Bank. Ms. Lenehan is currently a member of the boards of directors of Spartech Corporation and Monotype Imaging Holdings Inc.
Kevin A. Mundt joined our board of directors in March 2008. He is a Managing Director at Vestar Capital Partners, and is President of the Vestar Resources group. Before joining Vestar in 2004, Mr. Mundt spent 23 years as a strategy and operations consultant specializing in consumer products, retailing and multi-point distribution, as well as healthcare and industrial marketing. For 11 of those years, Mr. Mundt was a strategic adviser to Vestar, and served on the boards of several Vestar portfolio companies. He began his consulting career at Bain and Company, and went on from there to co-found Corporate Decisions, Inc. When that firm was acquired by Marsh and McLennan, Mr. Mundt became a Managing Director of Marsh and McLennan’s financial consulting arm, Mercer Oliver Wyman. Mr. Mundt is currently Chairman of the Board for Solo Cup Company and a Director at Fiorucci Foods, MediMedia and The Sun Products Corp.; companies in which Vestar or its affiliates have a significant equity interest.
Daniel S. O’Connell joined our Board of Directors in June 2006. Mr. O’Connell is the Chief Executive Officer and founder of Vestar Capital Partners, a private equity investment firm founded in 1988. Mr. O’Connell is currently a director of Birds Eye Foods, Inc., St. John Knits International, Inc., Solo Cup Company, Sunrise Medical, Inc., and The Sun Products Corp., companies in which Vestar or its affiliates have a significant equity interest. In addition, Mr. O’Connell is a Trustee Emeritus of Brown University, a member of the Investment Committee of the Brown Endowment, and is Vice Chairman of the Board of Cardinal Spellman High School, Bronx, N.Y.
Guy Sansone was elected to our Board of Directors on December 4, 2009. Mr. Sansone is a Managing Director at Alvarez & Marsal in New York and serves as head of its Healthcare Industry Group. Over the past 19 years, he has invested in and consulted as an executive to numerous companies, focusing on developing and evaluating strategic and operating alternatives designed to enhance value. While at Alvarez & Marsal, Mr. Sansone served as Chief Executive Officer and Chief Restructuring Officer at Saint Vincent Catholic Medical Centers in New York from October 2005 to August 2007 and as interim Chief Financial Officer of HealthSouth Corporation from March 2003 to October 2004, among other positions. He currently serves as Chief Restructuring Officer for Erickson Retirement Communities, which filed for bankruptcy protection in October 2009. Mr. Sansone was a director of Rotech Healthcare, Inc. from March 2002 to August 2005.
Code of Ethics
We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. The MENTOR Network Code of Conduct is publicly available on our website at www.thementornetwork.com, via a link from our “Network of Quality” page under the tab,“Compliance”. If we make any substantive amendments to the Code, or grant any waiver from a provision of the Code to our principal executive officers, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.
Audit Committee Financial Expert
The Board of Directors has determined that Ms. Lenehan, the chairman of the Company’s audit committee, is an audit committee financial expert. Our securities are not listed on any stock exchange, so we are not subject to listing standards requiring that we maintain an audit committee consisting of independent directors, but Ms. Lenehan would likely qualify as an independent director based on the definition of independent director set forth in Rule 5605(a)(2) of the Nasdaq Stock Market, LLC Listing Rules.

Item 11. Executive Compensation
Compensation Discussion and Analysis
General Overview. The Company is an indirect wholly owned subsidiary of NMH Investment. NMH Investment is beneficially owned by Vestar and certain affiliates, certain of our directors and members of our management team. Daniel O’Connell, James Elrod, Jr. and Kevin Mundt, each an employee of Vestar, are directors of the Company. Pamela F. Lenehan is a director and the Chairman of our Audit Committee. The Company’s Compensation Committee currently consists of Mr. Elrod. Guy Sansone was elected to the Board of Directors effective December 4, 2009, and will begin serving on the Compensation Committee and the Capital Allocation Committee in the second quarter of fiscal 2010.
In connection with the Merger on June 29, 2006, the Company entered into an amended and restated employment agreement with its Chief Executive Officer, Edward Murphy. It also entered into severance agreements with its other executive officers, including Denis Holler, the Company’s Executive Vice President and Chief Financial Officer, Bruce Nardella, the Company’s President and Chief Operating Officer, Juliette Fay, the Company’s Executive Vice President and Chief Development Officer, and Hugh R. Jones III, the Company’s Executive Vice President and Chief Administrative Officer. The compensation paid to the executive officers reflects negotiations at the time of the Merger, with adjustments for Messrs. Holler and Nardella upon their promotions during fiscal 2007, for Mr. Jones upon his promotion during fiscal 2008 and for Mr. Nardella upon his promotion on December 4, 2009. As of September 30, 2009, the Company’s executive officers have invested approximately $4.2 million in the Preferred Units and Class A Common Units of NMH Investment.
Following the Merger, in January 2007, certain members of the Company’s management, including the executive officers, were awarded grants of Class B, Class C and Class D Units in NMH Investment. Messrs. Holler and Nardella were awarded additional grants of Class B, Class C and Class D Units following their promotions in fiscal 2007. The Company’s executive officers were awarded additional grants of Class B, Class C and Class D Units in fiscal 2008, and Mr. Jones was awarded an additional grant of Class B, Class C and Class D Units following his promotion in fiscal 2008. Throughout this analysis, Messrs. Murphy, Holler, Nardella and Jones and Ms. Fay are referred to as the “named executive officers”.
Compensation Policies and Practices. The primary objectives of our executive compensation program are to:
•	attract and retain top executive talent;
•	achieve accountability for performance by linking annual cash and long-term equity incentive awards to achievement of measurable performance objectives; and
•	align executives’ incentives with equity value creation.
Our executive compensation programs are designed to encourage our executive officers to operate the business in a manner that enhances equity value. The primary objective of our compensation program is to align the interests of our executive officers with our equityholders’ short- and long-term interests. This is accomplished by awarding a substantial portion of our executives’ overall compensation based on our financial performance, specifically growth in earnings before interest, taxes, depreciation and amortization, or EBITDA (with certain adjustments). We also have provided a significant portion of our executive officers’ compensation through equity-based awards. Our compensation philosophy provides for a direct relationship between compensation and the achievement of our goals and seeks to include management in upside rewards.
We seek to achieve an overall compensation program that provides foundational elements such as base salary and benefits that are generally competitive with our industry, as well as an opportunity for variable incentive compensation that comprises a substantial portion of an executive officer’s annual compensation in order to drive the Company’s achievement of performance goals.
The Company’s executive compensation program is overseen by the Compensation Committee (the “Committee”) of the Company’s Board of Directors. The role of the Committee is, among other things, to review and approve salaries and other compensation of the executive officers of the Company, to review and recommend equity grants under NMH Investment’s equity plan, and to review and approve the annual cash incentive plan for all employees, including the executive officers.

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
Our base salary structure is designed to recognize the contributions of our senior management team. Our annual bonuses are designed to reward executive officers for achievement of annual objectives tied to growth in EBITDA (with certain adjustments). Our equity component of compensation, in the form of equity units in NMH Investment, is designed to reward equity value creation. During fiscal 2008, at the direction of the Committee and consistent with its philosophy to provide competitive total compensation, the Company engaged an outside consultant to perform a market analysis of the total compensation paid to our executive officers compared to executive officers in comparable organizations. The study was suspended prior to its completion, as a determination was made that it would be inappropriate to adjust executive compensation until such time as the Committee was expanded and in light of the deterioration in the general economic environment after the study was initiated. The Board is currently evaluating the size and membership of the Committee, and the Committee may re-initiate this study at such time as this evaluation is complete. Set forth below is a description of each element, including why we have chosen to pay the element, how we determine the amount to be paid and how each compensation element and our decisions regarding how the element fits into our overall compensation objectives.
Base Salary. Base salary provides executives with a fixed amount of compensation paid on a regular basis throughout the year. The Committee’s charter charges the Committee with reviewing and determining each executive’s base salary on an annual basis. The named executive officers’ base salaries were reviewed in connection with the closing of the Merger. In connection with the promotions of Messrs. Holler and Nardella in fiscal 2007, Mr. Holler’s salary increased from $220,000 to $275,000 and Mr. Nardella’s salary increased from $225,000 to $275,000, to reflect their increased duties. In connection with Mr. Jones’s promotion in fiscal 2008, his salary increased from $238,200 to $275,000, commensurate with the salary of the Company’s other executive vice presidents. Mr. Nardella’s salary increased from $275,000 to $302,500 effective with his election to president on December 4, 2009. The promotions and increases were reviewed and approved by the Committee. Factors considered in increasing these base salaries included the new level and scope of responsibilities and a comparison with the base pay of the Company’s other executive officers. The named executive officers’ base salaries were reviewed again in September 2008 and September 2009 as required by the Committee’s charter, and they were left unchanged.
Annual Incentive Compensation. In addition to base salary, each named executive officer participates in an annual cash incentive plan, which constitutes the variable, performance-based component of an executive’s cash compensation. The objective of this element of executive compensation is to drive individual performance and the achievement of organizational goals. The plan provides the executive officers with the opportunity to earn significant annual cash bonuses. The annual incentive plan for fiscal 2009 was structured to provide incentive compensation based upon the Company’s attainment of certain financial targets for the applicable fiscal year, which were approved by the Compensation Committee, and individual performance on quality. For fiscal 2009, the incentive compensation payout opportunity for Messrs. Holler, Nardella and Jones and Ms. Fay was 25 percent of base salary at the threshold performance level, 50 percent at target level and 75 percent at the maximum level. Mr. Murphy’s amended and restated employment agreement entitles him to 50 percent, 100 percent and 150 percent at the threshold, target and maximum levels, respectively. For fiscal 2010, Mr. Nardella’s incentive compensation payout opportunity will be 37.5 percent, 75 percent and 112.5 percent at the threshold, target and maximum levels, respectively.

The achievement of the payout targets is challenging. For the named executive officers to receive any payout, the Company must achieve a minimum threshold of 92.5% of its adjusted EBITDA and revenue goals. For the named executive officers to receive their maximum payout, the Company must achieve at least 107.5% of its adjusted EBITDA and revenue goals. Payouts for performance levels between threshold and maximum are calculated based upon pro-ration/interpolation. Under the terms of the plan, the incentive compensation is calculated by first determining potential incentive compensation based on the achievement of the goals for EBITDA (weighted 75%) and revenue (weighted 25%). This initial amount can be reduced by 10% for failure to achieve the free cash flow goal, and by up to 100% for the failure to meet individual quality goals. It can also be increased from a discretionary pool, if any, that arises when there are reductions under the Plan for failure to meet goals. In November 2008, the Committee approved the following financial targets for fiscal 2009: adjusted EBITDA of approximately $115 million, revenue of approximately $997 million and free cash flows of $24.5 million. The Committee chose these targets as profitability continues to be a major objective of the Company, while the focus on revenue is meant to incentivize management to expand the Company’s overall business and not just its EBITDA. Free cash flows are essential to repay debt and fund the Company’s growth and investment in infrastructure, and quality is central to our mission and vital to ensure that profitability is achieved only through delivery of safe and effective services.
This year, the Company fell short of meeting its financial goals, achieving only 92.8% of the adjusted EBITDA goal and 97.7% of the revenue goal. The Company achieved its goal for free cash flows. As a result, the named executive officers were eligible to receive 61% of the payout that was achievable had the targets been met.
Equity-Based Compensation. Long-term incentive compensation is provided in the form of non-voting equity units in the Company’s indirect parent company, NMH Investment, pursuant to the NMH Investment 2006 Unit Plan. The plan allows certain officers, employees, directors and consultants of the Company to participate in the long-term growth and financial success of the Company through acquisition of equity interests in NMH Investment, including Class B, Class C, Class D and Class E Common Units of NMH Investment. The purpose of the plan is to promote the Company’s long-term growth and profitability by aligning the interests of the Company’s management with the interests of the ultimate parent of the Company and by encouraging retention. A pool of units was set aside for all employees, including the named executive officers, as part of the Merger and granted during the second quarter of fiscal 2007. Messrs. Holler and Nardella received grants of B, C and D units during fiscal 2007 in recognition of their promotions. NMH Investment granted additional B, C and D units to the executive officers, including the named executive officers, during the fourth quarter of fiscal 2008, and Mr. Jones received an additional grant of B, C and D units in September 2008 in recognition of his promotion.
The B units time vest over 61 months. Assuming continued employment of the employee with the Company, 40 percent vest at the end of 37 months from the measurement date, and the remaining 60 percent vest monthly through the end of 61 months from the measurement date. Assuming continued employment, the C and D units time vest after three years, although the value of the C and D units depends on the achievement of certain financial targets for fiscal 2007, fiscal 2008 and fiscal 2009. Those financial targets are Targeted Adjusted EBITDA, Targeted Organic Adjusted EBITDA Growth Rate and Targeted Adjusted Net Debt (Maximum). Each of the financial targets must be met in a specified fiscal year for the holder to earn one-third of the class of units with respect to that year. As set forth in the table below, the targets with respect to the C units were achieved for fiscal 2007, 2008 and 2009, and the targets with respect to the D units were achieved for fiscal 2007.

			Targeted	Actual
			Organic	Organic	Targeted	Actual	Was each
	Targeted	Actual	Adjusted	Adjusted	Adjusted	Adjusted	of the
	Adjusted	Adjusted	EBITDA	EBITDA	Net Debt	Net Debt	financial
	EBITDA	EBITDA	Growth	Growth	(Maximum)	(Maximum)	targets	Vesting
	(in millions)	(in millions)	Rate	Rate	(in millions)	(in millions)	met?	result
Fiscal 2007
C units	$92.2	$106.1	3.0%	8.9%	$495.9	$491.8	Yes	1/3 C units
D units	105.0	106.1	5.0	8.9	515.2	491.8	Yes	1/3 D units
Fiscal 2008
C units	98.4	108.8	3.0	3.4	488.7	474.9	Yes	1/3 C units
D units	110.9	108.8	5.0	3.4	490.0	474.9	No	—
Fiscal 2009
C units	106.4	111.8	N/A	0.0	483.7	455.6	Yes	1/3 C units
D units	114.4	111.8	5.0	0.0	482.0	455.6	No	—
These financial targets were chosen for the C and D units because profitability, organic growth of the business and appropriate leverage are critical to the Company’s long-term profitability and equity value. They are designed to motivate management to achieve financial results that would enhance the valuation of the Company upon a sale of the Company or other liquidity event. The specific levels of the financial targets with respect to the C and D units were negotiated between management and Vestar and reflect their agreement about how any increase in equity value would be divided among Vestar and management upon a liquidity event. For fiscal 2009, given the deterioration of the general economic environment and the national recession, the Compensation Committee deemed it appropriate to waive the Targeted Organic Adjusted EBITDA Growth Rate with respect to the C units, and NMH Investment, LLC approved this recommendation.

In all cases, vesting depends upon continued employment. If an executive’s employment is terminated, NMH Investment may repurchase the executive’s units. The units will be purchased for the initial purchase price, or “cost”, fair market value or a combination of the two, depending on the circumstances of departure and based on the relevant measurement date, as set out in the table below. The relevant measurement date for all units held by the named executive officers is June 29, 2006, the date of the Merger, except for the units issued upon Mr. Holler’s and Mr. Nardella’s promotions, for which the relevant measurement date is May 22, 2007, and the units issued upon Mr. Jones’s promotion, for which the relevant measurement date is August 1, 2008.

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
The plan is administered by the Compensation Committee which recommends awards to the management committee of NMH Investment. The management committee determines, among other things, specific participants in the plan as well as the amount and value of any units awarded. In recommending the equity grants for the executive officers, the Compensation Committee considered and adopted the recommendations of Mr. Murphy regarding allocations to the executive officers. Mr. Murphy’s recommendations were based on each executive officer’s position and level of responsibility relative to the other executive officers.
Deferred Compensation. Under the National Mentor Holdings, LLC Executive Deferred Compensation Plan, the named executive officers receive an allocation to their account based on a percentage of base salary, as follows: Mr. Murphy, 13%; and Messrs. Holler, Nardella and Jones and Ms. Fay, 11%. Effective with his election to president on December 4, 2009, Mr. Nardella receives an allocation of 12%. These allocations are made as of the end of the plan year, December 31, for service rendered during the prior fiscal year. However, the Company elected to suspend these allocations for the 2009 plan year in light of current economic conditions. The balances accrue interest at a rate set prior to the beginning of the plan year. The interest rate for plan years 2009, 2008 and 2007 was 6%. The plan is an unfunded, nonqualified deferred compensation arrangement, which provides deferred compensation to senior management. We may make discretionary contributions to the plan, although we did not do so in fiscal 2009, 2008 or 2007. A participant’s account balance is 100% vested and non-forfeitable and will be distributed to a participant following his or her retirement or termination from the Company, disability, death or at the Company’s direction under certain circumstances.
A 401(k) plan is available to eligible employees, including the named executive officers. Under the plan, we may make an annual discretionary matching contribution and/or profit-sharing contribution. To supplement the 401(k) plan, the National Mentor Holdings, LLC Executive Deferral Plan is available to highly compensated employees (as defined by Section 414(q) of the Internal Revenue Code), including the named executive officers. Participants may contribute up to 100 percent of salary and/or bonus earned during the plan year. This plan is a nonqualified deferred compensation arrangement and is coordinated with our 401(k) plan so as to maximize a participant’s contributions and the Company’s matching contributions to the 401(k) plan, with the residual remaining in the Executive Deferral Plan. Distributions are made upon a participant’s termination of employment, disability, death, retirement or at a time specified by the participant when he or she makes a deferral election. Participants can elect to have distributions made in a lump sum or in monthly installments over a five-year period. A specific-date election may be made only in a lump sum. We have established a grantor trust to accumulate assets to provide for the obligations under the plan. Any assets of the grantor trust are subject to the claims of our general creditors.

Severance and Change-in-Control Benefits. As part of the Merger, the Company entered into an amended and restated employment agreement with Mr. Murphy and entered into severance agreements with each of the other named executive officers. Each of these agreements provides for severance benefits to be paid to the named executive officer if the Company terminates his or her employment without “cause” or he or she resigns for “good reason”, each as defined in the applicable agreement. See “—Severance Agreements”.
If any of the named executive officers is terminated without cause, or he or she resigns for good reason, depending upon the timing of his or her departure, he or she would be entitled to receive a higher purchase price for his or her B, C and D units, compared with if he or she terminated employment voluntarily, as described above under “Equity-Based Compensation”. Under each executive officer’s management unit subscription agreement, NMH Investment has the right to repurchase the units at a blend of cost and fair market value, depending on the circumstances of the executive officer’s departure, including the date of departure. Fair market value is as determined in good faith by the management committee of NMH Investment (valuing the Company and its subsidiaries as a going concern, disregarding any discount for minority interest or marketability of the units).
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
Respectfully submitted,
James L. Elrod, Jr.
Fiscal 2009 Summary Compensation Table

				Non-Equity	Nonqualified
				Incentive	Deferred
			Equity	Plan	Compensation	All Other
Name and Principal	Fiscal	Salary	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)(b)	($)(c)	($)(d)	($)(e)	($)(f)	($)
Edward M. Murphy	2009	350,000	70,329	213,755	1,511	19,523	654,758
President and Chief Executive Officer(a)	2008	350,000	123,624	205,719	466	53,615	733,424
	2007	350,000	60,918	155,275	1,865	53,459	621,517

Denis M. Holler	2009	275,000	65,810	83,975	784	14,376	439,944
Executive Vice President and	2008	275,000	111,602	84,352	323	36,610	507,887
Chief Financial Officer	2007	239,039	57,742	122,002	32,948	29,754	481,485

				Non-Equity	Nonqualified
				Incentive	Deferred
			Equity	Plan	Compensation	All Other
Name and Principal	Fiscal	Salary	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)(b)	($)(c)	($)(d)	($)(e)	($)(f)	($)
Juliette E. Fay	2009	275,000	62,587	83,9758	2,248	14,496	438,306
Executive Vice President and	2008	275,000	108,404	84,352	400	37,150	505,306
Chief Development Officer	2007	275,000	56,566	122,002	6,967	37,060	497,595

Bruce F. Nardella	2009	275,000	66,286	83,975	788	13,956	440,005
Executive Vice President and	2008	275,000	111,413	84,352	325	36,610	507,700
Chief Operating Officer(a)	2007	242,308	54,566	130,244	8,026	30,037	465,181

Hugh R. Jones III	2009	275,000	65,220	83,975	774	13,130	438,099
Executive Vice President and Chief Administrative Officer

(a)	Effective December 4, 2009, Mr. Murphy’s title is Chief Executive Officer, and Mr. Nardella is President and Chief Operating Officer.

(b)	Includes individual’s pre-tax contributions to health plans and contributions to retirement plans.

(c)	Figures represent compensation expense of equity awards under the NMH Investment, LLC Amended and Restated 2006 Unit Plan as reflected in the Company’s financial statements, except that no estimate of forfeitures is made for the individuals listed in this table. Please refer to Note 19 in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation expense of our equity awards.

(d)	Represents cash bonuses under our annual incentive compensation plan.

(e)	Represents earnings in excess of the applicable federal long-term rate under the Executive Deferred Compensation Plan and the Executive Deferral Plan.

(f)	All other compensation represents Company contributions credited to the Executive Deferred Compensation Plan and the Company match on executive contributions to the 401(k) plan and Executive Deferral Plan, which has been estimated for fiscal 2009 in advance of the actual determination. The fiscal 2008 and 2007 amounts in this column were estimated at the time and have not been restated, as any differences were immaterial. Also included are Company paid parking, tax gross-ups for Company paid parking, and imputed income on group term life insurance premiums. For fiscal 2009, the components of All Other Compensation were as follows:

		Company
	Contributions	match on
	to Executive	contributions
	Deferred	to 401(k) and			Group
	Compensation	Executive	Company		term life
	Plan	Deferral Plan	paid parking	Gross-ups	insurance
Edward M. Murphy	11,375	3,675	1,470	683	2,376
Denis M. Holler	7,563	3,675	1,470	683	1,040
Juliette E. Fay	7,563	3,675	1,470	683	1,161
Bruce F. Nardella	7,563	3,675	1,470	683	621
Hugh R. Jones III	7,563	3,675	876	407	665

Grants of Plan-Based Awards in Fiscal 2009
Estimated Possible Payouts Under Non-Equity Incentive Plan

Name	Threshold (a)($)	Target (a)($)	Maximum (a)($)
Edward M. Murphy	175,000	350,000	525,000
Denis M. Holler	68,750	137,500	206,250
Juliette E. Fay	68,750	137,500	206,250
Bruce F. Nardella	68,750	137,500	206,250
Hugh R. Jones III	68,750	137,500	206,250

(a)	Amounts represent potential payouts relating to fiscal 2009 under the Executive Leadership Incentive Plan, based on base salary as in effect at September 30, 2009. For a description of the plan, see “Compensation Discussion and Analysis — Annual Incentive Compensation”.
Estimated Future Payouts Under Equity Incentive Plan
No grants of equity awards were made to the named executive officers during fiscal 2009.
Outstanding Equity Awards at Fiscal 2009 Year End
Shares and stock options are not included in this table because none were issued during the fiscal year and none were outstanding at fiscal year-end.

	Equity Incentive Plan Awards
						Payout Value
	Number and Class		Payout Value	Number and Class		of Unearned
	of Earned Units		of Earned Units	of Unearned Units		Units Not
Name	Not Vested (#)		Not Vested ($)(e)	Not Vested (#)(f)		Vested ($)(e)
Edward M. Murphy	664.13 Class B Units	(a)	33.21
	696.90 Class C Units	(a)	20.91
	8,698.65 Class D Units	(a)	86.99	17,397.31 Class D Units	(a)	173.97
	6,737.50 Class B Units	(b)	336.88
	7,070.00 Class C Units	(b)	212.10
	2,496.67 Class D Units	(b)	24.97	4,993.33 Class D Units	(b)	49.93
Denis M. Holler	664.13 Class B Units	(a)	33.21
	696.90 Class C Units	(a)	20.91
	7,241.32 Class D Units	(a)	72.41	14,482.63 Class D Units	(a)	144.83
	481.25 Class B Units	(c)	24.06
	505.00 Class C Units	(c)	15.15
	178.33 Class D Units	(c)	1.78	356.67 Class D Units	(c)	3.57
	6,256.25 Class B Units	(b)	312.81
	6,565.00 Class C Units	(b)	196.95
	2,318.33 Class D Units	(b)	23.18	4,636.67 Class D Units	(b)	46.37
Juliette E. Fay	664.13 Class B Units	(a)	33.21
	696.90 Class C Units	(a)	20.91
	7,241.32 Class D Units	(a)	72.41	14,482.63 Class D Units	(a)	144.83
	6,256.25 Class B Units	(b)	312.81
	6,565.00 Class C Units	(b)	196.95
	2,318.33 Class D Units	(b)	23.18	4,636.67 Class D Units	(b)	46.37

	Equity Incentive Plan Awards
						Payout Value
	Number and Class		Payout Value	Number and Class		of Unearned
	of Earned Units		of Earned Units	of Unearned Units		Units Not
Name	Not Vested(#)		Not Vested($)(e)	Not Vested(#)(f)		Vested($)(e)
Bruce F. Nardella	664.13 Class B Units	(a)	33.21
	696.90 Class C Units	(a)	20.91
	7,241.32 Class D Units	(a)	72.41	14,482.63 Class D Units	(a)	144.83
	962.50 Class B Units	(c)	48.13
	1,010.00 Class C Units	(c)	30.30
	356.67 Class D Units	(c)	3.57	713.33 Class D Units	(c)	7.13
	5,775.00 Class B Units	(b)	288.75
	6,060.00 Class C Units	(b)	181.80
	2,140.00 Class D Units	(b)	21.40	4,280.00 Class D Units	(b)	42.80
Hugh R. Jones III	664.13 Class B Units	(a)	33.21
	696.90 Class C Units	(a)	20.91
	4,618.11 Class D Units	(a)	46.18	9,236.22 Class D Units	(a)	92.36
	5,775.00 Class B Units	(b)	288.75
	6,060.00 Class C Units	(b)	181.80
	2,140.00 Class D Units	(b)	21.40	4,280.00 Class D Units	(b)	42.80
	481.25 Class B Units	(d)	24.06
	505.00 Class C Units	(d)	15.15
	2,801.54 Class D Units	(d)	28.02	5,603.08 Class D Units	(d)	56.03

(a)	Granted on August 22, 2008 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is June 29, 2006. Assuming continued employment of the employee with the Company, 40 percent vest at the end of 37 months from the measurement date, and the remaining 60 percent vest monthly through the end of 61 months from the measurement date. The C and D Units vested three years after the measurement date, on June 29, 2009. Vesting is explained in more detail above, under “Compensation Discussion and Analysis—Equity-Based Compensation”.

(b)	Granted on January 12, 2007 in connection with the initial compensatory grants under the NMH Investment, LLC 2006 Unit Plan. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is June 29, 2006. The B Units vest over 61 months and the C and D Units vested after three years, on June 29, 2009, as explained in more detail above, under “Compensation Discussion and Analysis—Equity-Based Compensation”.

(c)	Granted on August 14, 2007 in recognition of the named executive officer’s promotion. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is May 22, 2007, the date of the promotions. The B Units vest over 61 months and the C and D Units vest after three years, as explained in more detail above, under “Compensation Discussion and Analysis—Equity-Based Compensation”.

(d)	Granted on September 24, 2008 in recognition of the named executive officer’s promotion. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is August 1, 2008, the date of the promotion. The B Units vest over 61 months and the C and D Units vest after three years, as explained in more detail above, under “Compensation Discussion and Analysis—Equity-Based Compensation”.

(e)	Payout value represents fair market value determined as of fiscal year-end, which is $0.05 per B unit, $0.03 per C unit and $0.01 per D unit. For purposes of calculating fair market value, we assumed hypothetical transaction costs in a change in control of the Company. In the event of a change in control, the unearned C and D units could increase in value if certain investment return conditions are achieved that relate to Vestar receiving a specified multiple of its investment.
Option Exercises and Stock Vested
No options were issued, outstanding or exercised during fiscal 2009. For purposes of this disclosure item, certain of the units were vested during fiscal 2009 such that if the named executive officer terminated his or her employment voluntarily during fiscal 2009 and NMH Investment had elected to repurchase his or her units, it would have been required to repurchase them at fair market value. The units that vested, and the value realized upon their vesting, are set forth in the table below.

	Number of B	Value of B	Number of C	Value of C	Number of D	Value of D	Total
	Units	Units	Units	Units	Units	Units	Value
	Acquired on	Realized on	Acquired on	Realized on	Acquired on	Realized on	Realized on
Name	Vesting (#)(b)	Vesting ($)(a)	Vesting (#)(b)	Vesting ($)(a)	Vesting (#)(b)	Vesting ($)(a)	Vesting ($)(a)
Edward M. Murphy	3,666.77	183.34	7,766.90	233.01	33,585.96	335.86	752.21
Denis M. Holler	3,428.36	171.42	7,261.90	217.86	28,678.95	286.79	676.07
Juliette E. Fay	3,428.36	171.42	7,261.90	217.86	28,678.95	286.79	676.07
Bruce F. Nardella	3,189.95	159.50	6,756.90	202.71	28,143.95	281.44	643.65
Hugh R. Jones III	3,189.95	159.50	6,756.90	202.71	20,274.33	202.74	564.95

(a)	The value realized on vesting represents fair market value determined as of fiscal year end. The named executive officers have not received any payments of the amounts shown in the columns representing value realized on vesting, and the named executive officers are not permitted to transfer the units for value. Payment of the amounts realized on vesting is deferred until such time as NMH Investment repurchases the units following termination of a named executive officer’s employment, or upon a sale of the Company or other liquidity event. The amounts realized on vesting, if any, are subject to forfeiture in the event a named executive officer is terminated for cause, at which time NMH Investment may repurchase the units at the lesser of fair market value and cost.

(b)	In the event of a change in control, the unvested B units automatically vest, and the unearned C and D units could increase in value if certain investment return conditions are achieved that relate to Vestar receiving a specified multiple of its investment
In addition, if an executive officer were terminated without cause or resigned for good reason as of the last day of the fiscal year, he or she would be entitled to receive fair market value for a portion of his or her units. See “Estimated Change-in-Control/Severance Payments” below.
Pension Benefits
The Company has no pension plans.
Fiscal 2009 Nonqualified Deferred Compensation

	Executive	Company	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance at
	in Last	in Last	in Last	Withdrawals/	Last Fiscal
	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Year End
Name	($)(a)(b)	($)(b)(c)	($)(b)(d)	($)(e)	($)(f)
Edward M. Murphy	10,500	13,070	9,506	5,689	228,162
Denis M. Holler	17,968	9,258	14,398	—	512,132
Juliette E. Fay	35,933	9,258	13,648	—	248,655
Bruce F. Nardella	20,625	9,258	9,683	3,844	246,188
Hugh R. Jones III	4,200	9,258	5,346	4,556	190,831

(a)	Represents amounts contributed to the Executive Deferral Plan during fiscal 2009. The Executive Deferral Plan is available to highly compensated employees to supplement the 401(k) plan. For details about the plan, see “Compensation Discussion and Analysis — Deferred Compensation”, above.

(b)	All of the amounts reported under “Executive Contributions in Last Fiscal Year” and “Company Contributions in Last Fiscal Year” are reported as compensation for fiscal 2009 in the Summary Compensation Table. Under “Aggregate Earnings in Last Fiscal Year”, the following amounts are reported as compensation in the Summary Compensation Table that were in excess of the applicable federal long-term rate are as follows:

Edward M. Murphy	$1,151
Denis M. Holler	784
Juliette E. Fay	2,248
Bruce F. Nardella	788
Hugh R. Jones III	774

(c)	Represents Company match (up to 1.5% of base salary) on executive contributions to the Executive Deferral Plan, plus Company contributions to the Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement to provide deferred compensation to senior management. For details about both these plans, see “Deferred Compensation” above.

(d)	Represents the 6% return credited to the participant’s account in the Executive Deferred Compensation Plan for balances in fiscal 2009, plus the executives’ respective returns for amounts invested in the Executive Deferral Plan.

(e)	Represents amounts withdrawn from the Executive Deferral Plan and deposited into the executive’s respective 401(k) account in accordance with IRS rules.

(f)	Represents aggregate balances in Executive Deferral Plan and Executive Deferred Compensation Plan for each executive as of fiscal year-end. Of the amounts in this column, the following amounts have been reported as compensation in the Summary Compensation Table for fiscal 2009, fiscal 2008 and fiscal 2007.

	Fiscal	Fiscal	Fiscal
	2009	2008	2007
Edward M. Murphy	$14,994	$48,931	$48,856
Denis M. Holler	11,181	33,681	26,866
Juliette E. Fay	11,181	33,681	33,606
Bruce F. Nardella	11,181	33,681	27,154
Hugh R. Jones III	11,181	N/A	N/A
Severance Agreements
Mr. Murphy entered into an amended and restated employment agreement with us at the time of the Merger. This agreement was amended and restated during the first quarter of fiscal 2009 for compliance with Section 409A under the Internal Revenue Code. The initial term is three years, after which the agreement will renew automatically each year for a one-year term, unless terminated earlier by the parties. The employment agreement provides for a base salary of $350,000 per year, subject to review and adjustment from time to time, with an annual bonus from the incentive compensation plan equal to no less than Mr. Murphy’s base salary if the Company reaches certain yearly determined performance objectives. Under the terms of the agreement, if Mr. Murphy is terminated by the Company without “cause” or Mr. Murphy resigns with “good reason”, the Company is obligated to continue to pay him his base salary and targeted incentive compensation for two years following the date of such termination, as well as a pro rata incentive compensation amount for the year in which such termination occurs. The definition of “cause” includes the commission of fraud or embezzlement, an indictment or conviction for a felony or a crime involving moral turpitude, willful misconduct, violation of any material written policy of the Company, material neglect of duties, failure to comply with reasonable Board directives and material breach of any agreement with the Company or its securityholders or affiliates. The definition of “good reason” includes a material change in title, duties and responsibilities, a reduction in Mr. Murphy’s annual base salary or annual bonus opportunity (subject to certain exclusions), a material breach by the Company of the amended and restated employment agreement, and relocation of Mr. Murphy’s principal place of work from its current location to a location that is beyond a 50-mile radius of such location.
The employment agreement contains provisions pursuant to which Mr. Murphy has agreed not to disclose our confidential information. Mr. Murphy has also agreed not to solicit our employees or contractors, nor compete with us for a period of two years after his employment with us has been terminated.
Messrs. Holler, Nardella and Jones and Ms. Fay entered severance agreements with us at the time of the Merger. These agreements were amended and restated during the first quarter of fiscal 2009 for compliance with Section 409A under the Internal Revenue Code. Pursuant to these agreements, in the event that the employment of any such employees is terminated by the Company without “cause” or the named executive officer resigns with “good reason”, they will be entitled to (i) the payment of an aggregate amount equal to their base salary for one year, (ii) the payment of an amount equal to their annual cash bonuses earned in the year prior to their severance and (iii) continued coverage under our health, medical and welfare benefit plans for a period of one year from the date of termination. “Cause” and “good reason” are defined as such terms are defined in Mr. Murphy’s amended and restated employment agreement. The severance agreements also contain provisions pursuant to which the executive officer agrees not to disclose our confidential information, solicit our employees or contractors or compete with us for a period of one year after his or her employment with us has been terminated.

Estimated Severance and Change-in-Control Payments
Mr. Murphy’s amended and restated employment agreement and the severance agreements of the other named executive officers provide for severance benefits in the event of termination under certain circumstances. The following table shows the amount of potential severance benefits for the named executive officers pursuant to their employment or severance arrangements, assuming the named executive officer was terminated under circumstances qualifying for the benefits and that termination occurred as of September 30, 2009, our fiscal year-end. The table also shows the estimated present value of continuing coverage for the benefits and the amount that would be paid for the repurchase of the B, C and D units in NMH Investment, assuming a termination without cause.

			Repurchase of	Value of
			Restricted B,	Continued
	Salary	Bonus	C and D Units	Benefits	Total
Name	($)(a)	($)(b)	($)(c)	($)(d)	($)
Edward M. Murphy	700,000	700,000	939	34,776	1,435,715
Denis M. Holler	275,000	84,352	895	20,332	380,579
Juliette E. Fay	275,000	84,352	851	3,232	363,435
Bruce F. Nardella	275,000	84,352	895	26,128	386,375
Hugh R. Jones III	275,000	84,352	851	21,158	381,361

(a)	Under Mr. Murphy’s employment agreement, salary continues for two years. For each of the other named executive officers, salary continues for one year. These amounts would be payable over time in accordance with the Company’s regular payroll practices.

(b)	Mr. Murphy would receive an amount equal to his target annual bonus of 100 percent of base salary under the incentive compensation plan for two years after termination. Each of the other named executive officers would receive an amount equal to the actual annual bonus for the prior fiscal year. These amounts would be payable over time in accordance with the Company’s regular payroll practices.

(c)	Represents the amount the executive officer would receive for the B, C and D units, including the original purchase price. The units may be called upon the executive officer’s termination. Assuming a termination without cause on September 30, 2009, the named executive officers would receive fair market value and cost, respectively, for the following numbers of B units:

	Number of	Number of
	B units	B units
	purchased at	purchased at
	fair market value	cost
Edward M. Murphy	4,877.67	2,523.96
Denis M. Holler	4,787.68	2,613.95
Juliette E. Fay	4,560.53	2,359.85
Bruce F. Nardella	4,697.69	2,703.94
Hugh R. Jones III	4,347.82	2,572.56

All of the C and D units would be purchased at fair market value. For purposes of calculating fair market value, we assumed hypothetical transaction costs assuming a change in control of the Company. The purchase price may be paid in the form of a promissory note at the discretion of NMH Investment.

(d)	Mr. Murphy would continue to participate in health and welfare benefit plans at the Company’s expense for two years. All other named executive officers would participate in the health and welfare benefit plans for one year. Amounts are estimated based on the respective named executive officer’s current benefit elections.
Neither Mr. Murphy’s employment agreement nor the named executive officer’s severance agreements contain provisions for payments upon a change of control of the Company. However, assuming a change of control occurred at September 30, 2009, the Company’s fiscal year-end, under the governing documents, all of the B units would vest, all of the C units would vest and one-third of the D units would vest. The payout based on estimated fair market value of each named executive officer’s vested B, C and D units as of September 30, 2009, plus the initial purchase price of the remaining unvested C and D units, would be as set forth in the following table. In the event of a change in control, the unearned D units could increase in value if certain investment return conditions are achieved that relate to Vestar receiving a specified multiple of its investment.

Name	B Units ($)	C Units ($)	D Units ($)	Total ($)
Edward M. Murphy	370.08	233.01	335.86	938.95
Denis M. Holler	370.08	233.01	292.14	895.23
Juliette E. Fay	346.02	217.86	286.79	850.67
Bruce F. Nardella	370.08	233.01	292.14	895.23
Hugh R. Jones III	346.02	217.86	286.79	850.67
Director Compensation
We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. We compensate our outside directors as set out in the table below. Mr. Murphy receives no additional compensation for his service as a director, apart from his compensation as President and Chief Executive Officer. Messrs. Elrod, O’Connell and Mundt are employees of Vestar and do not receive any additional compensation for their service as directors of the Company.

					Nonqualified
	Fees Earned		Equity		Deferred
	or Paid		Awards		Compensation		All Other
Name	in Cash ($)		($)		Earnings ($)		Compensation ($)		Total ($)
Gregory T. Torres	100,000	(a)	—		594	(b)	370	(c)	100,965
Pamela F. Lenehan	30,000	(d)	4,872	(e)					34,872

(a)	Mr. Torres is paid a salary of $100,000 per year in accordance with his amended and restated employment agreement.

(b)	Represents earnings in excess of the applicable federal long-term rate. Mr. Torres continues to accrue interest on amounts credited to him in the Executive Deferred Compensation Plan during his service as the Company’s President and Chief Executive Officer.

(c)	Represents imputed income on group term life insurance.

(d)	Ms. Lenehan received a fee of $5,000 for each meeting of the Board of Directors that she attended in person and a fee of $1,000 for each meeting that she attended by phone and each committee meeting that she attended.

(e)	Ms. Lenehan purchased 3,188.00 E Units for $159.40 on January 8, 2009. Please refer to Note 19 in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation expense of our equity awards.
Compensation Committee Interlocks and Insider Participation
Mr. Elrod, who is currently the sole member of the Company’s Compensation Committee, neither is nor has been an officer or employee of the Company. Mr. Elrod is a managing director of Vestar, which controls the Company. For a description of the transactions between us and Vestar, see Item 13. Apart from this relationship, Mr. Elrod has no relationship that would be required to be reported under Item 404 of Regulation S-K. Mr. Elrod does not and did not serve during the fiscal year as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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
Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.
Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the Company’s knowledge, sole voting and investment power with respect to the indicated Class A Units which is the only class of voting equity interests in NMH Investment.
Beneficial ownership has been determined as of December 1, 2009 in accordance with the relevant rules and regulations promulgated under the Exchange Act.

	Number of	Percent of
Name and address of Beneficial Owner	Class A Units(1)(2)	Class A Units
Vestar Capital Partners V, L.P.(3)	6,918,627	92.5%
Gregory T. Torres	25,000	*
Edward M. Murphy	130,000	1.7%
Denis M. Holler	40,169	*
Juliette E. Fay	41,750	*
Bruce F. Nardella	30,000	*
Hugh R. Jones III	40,000	*
James L. Elrod, Jr.(4)	—	—
Pamela F. Lenehan	2,750	*
Kevin A. Mundt(4)	—	—
Daniel S. O’Connell(4)	—	—
Guy Sansone	—	—
All directors and executive officers (16 persons)	421,837	5.6%

*	Less than 1.0%.

(1)	In addition, certain members of management own non-voting Preferred Units, Class B Units, Class C Units and Class D Units and Ms. Lenehan owns non-voting Preferred Units and Class E Units, which are not reflected in the table above. See “Certain Relationships and Related Party Transactions—Management Unit Subscription Agreements” and “—Director Unit Subscription Agreement” for additional information.

(2)	The Preferred Units and 30% of Class A Units held by the management investors were vested with respect to appreciation immediately upon issuance, assuming continued employment with the Company, and the remaining 70% of Class A Units vest over time. See “Certain Relationships and Related Party Transactions—Management Unit Subscription Agreements” for additional information.

(3)	In addition, Vestar Capital Partners V, L.P. (the “Fund”) owns 1,728,137 Preferred Units, representing approximately 96.8% of the Preferred Units, of NMH Investment. Vestar Associates V, L.P. is the general partner of the Fund, having voting and investment power over membership interests held or controlled by the Fund. Vestar Managers V, Ltd. (“VMV”) is the general partner of Vestar Associates V, L.P. Each of Vestar Associates V, L.P. and VMV disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund. The address of Vestar Capital Partners V, L.P. is 245 Park Avenue, 41st Floor, New York, NY 10167.

(4)	Mr. O’Connell is the Chief Executive Officer of Vestar and Messrs. Elrod and Mundt are Managing Directors of Vestar. Each of Messrs. O’Connell, Elrod and Mundt disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund, except to the extent of his indirect pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Limited Liability Company Agreement
Under the Third Amended and Restated Limited Liability Company Agreement (the “Limited Liability Company Agreement”) of NMH Investment, by and among NMH Investment, Vestar, an affiliate of Vestar, the management investors and future parties to such agreement, the initial management committee consists of seven members elected by a plurality vote of all of the holders of NMH Investment’s Class A Units. The management committee currently has six members. Any member of the management committee may be removed at any time by the holders of a majority of the total voting power of the outstanding Class A Units. The management committee currently consists of the same individuals as our board of directors.
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
Management Unit Subscription Agreements
In connection with the Merger, NMH Investment entered into several agreements with management investors and with the Chairman, Mr. Torres, pursuant to which such investors subscribed for and purchased Preferred Units and Class A Units (which is the only class of voting equity interests in NMH Investment). Kathleen Federico, our Senior Vice President of Human Resources, also subscribed for and purchased Preferred Units and Class A Units in January 2009, shortly after she joined the Company. The Preferred Units and 30% of the Class A Units were vested with respect to appreciation upon issuance. On July 5, 2007, NMH Holdings paid a dividend to its parent, NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its Preferred Units.
In addition, NMH Investment has entered into agreements with management investors, including all of the executive officers, whereby such management investors purchased non-voting Class B Units, Class C Units and Class D Units. These units’ right to share in an increase in value of NMH Investment will vest according to schedules that include various time and performance targets, investment return conditions and certain other events set forth in the management unit subscription agreement and NMH Investment’s Limited Liability Company Agreement. The Class B Units vest over 61 months. Assuming continued employment of the employee with the Company, 40 percent vest at the end of 37 months from the relevant measurement date, and the remaining 60 percent vest monthly over the remainder of the term. Assuming continued employment, the Class C Units and Class D Units vest after three years, subject to certain performance conditions and/or investment return conditions being met or achieved. The performance conditions relate to the Company achieving certain financial targets for fiscal 2007, fiscal 2008 and fiscal 2009, and the investment return conditions relate to Vestar receiving a specified multiple on its investment upon a liquidity event. In the aggregate, the Class B, Class C and Class D units represent the right to receive up to approximately an additional 9.3% of the increase in value of the common equity interests in NMH Investment.
NMH Investment may be required to purchase all of a management investor’s units in the event of such investor’s disability, death or retirement. In addition, NMH Investment has the right to purchase all or a portion of a management investor’s units upon the termination of such investor’s active employment with the Company or its affiliates. The price at which the units will be purchased will vary depending on a number of factors, including (i) the circumstances of such termination of employment and whether the management investor engages in certain proscribed competitive activities following employment, (ii) the length of time such units were held and (iii) the financial performance of NMH Investment over a certain specified time period. However, NMH Investment shall not be obligated to purchase any units at any time to the extent that the purchase of such units, or a payment to NMH Investment by one of its subsidiaries in order to fund such purchase, would result in a violation of law, a financing default or adverse accounting consequences, or if a financing default exists which prohibits such purchase or payment. In September 2009, NMH Investment and certain of the management investors party thereto entered into an amendment to the management unit subscription agreements to (1) give NMH Investment up to seven months after termination of employment to elect to repurchase the management investors’ units, and (2) provide that, to the extent a management investor may be entitled to fair market value for some or all of the units, fair market value will be measured as of the date NMH Investment elects to repurchase the units, rather than as of the date of termination. From time to time, NMH Investment may enter into additional management subscription agreements with the management investors or additional members of management pursuant to which it may issue additional units.

Director Unit Subscription Agreements
In connection with her election to our board of directors in December 2008, Pamela F. Lenehan entered into a Director Unit Subscription Agreement with NMH Investment. Ms. Lenehan subscribed for specified amounts of Preferred Units, Class A Common Units and Class E Common Units of NMH Investment for an aggregate of $125,159. These units were issued to Ms. Lenehan on January 8, 2009. In connection with his election to our board of directors on December 4, 2009, Guy Sansone was offered the opportunity to subscribe for 3,187 Class E Common Units of NMH Investment for an aggregate of $159.35. We expect the issuance to close during the second quarter of fiscal 2010.
Securityholders Agreement
Pursuant to the Securityholders Agreement among NMH Investment, Vestar, an affiliate of Vestar, the management investors, Mr. Torres and any future parties to such agreement (collectively, the “Securityholders”), the units of NMH Investment beneficially owned by the Securityholders are subject to certain restrictions on transfer, as well as the other provisions described below.
The Securityholders Agreement provides that the Securityholders will vote all of their units to elect and continue in office a management committee or board of directors of NMH Investment and each of its subsidiaries consisting of up to seven members or directors composed of:
(a)	up to six designees of Vestar, initially not more than three of whom shall be employees of Vestar; and
(b)	the Company’s chief executive officer.
In addition, each Securityholder has agreed, subject to certain limited exceptions, that he or she will vote all of his units as directed by Vestar in connection with amendments to NMH Investment’s organizational documents, mergers or other business combinations, the disposition of all or substantially all of NMH Investment’s property and assets, reorganizations, recapitalizations or the liquidation, dissolution or winding up of NMH Investment.
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
The Securityholders Agreement provides (i) the management with “tag-along” rights with respect to transfers of securities beneficially owned by Vestar, its partners or their transferees, and (ii) Vestar with “take-along” rights with respect to securities owned by the investors in a sale of a majority of the equity or voting interests of NMH Investment, Parent or certain of their holding company subsidiaries, or in a sale of all or substantially all of the assets of NMH Investment and its subsidiaries. In addition, Vestar has certain rights to require NMH Investment (or its successors) to register securities held by it under the Securities Act up to eight times, and Vestar and the other Securityholders have certain rights to participate in publicly registered offerings of NMH Investment’s common equity initiated by NMH Investment or other third parties.

Management Agreement
Vestar and the Company are parties to a management agreement relating to certain advisory and consulting services rendered by Vestar. In consideration of those services, the Company has agreed to pay to Vestar an aggregate per annum management fee equal to the greater of (i) $850,000 or (ii) an amount per annum equal to 1.00% of the Company’s consolidated earnings before depreciation, amortization, interest and taxes for each fiscal year before deduction of Vestar’s fee, determined as set forth in the Company’s senior credit agreement. The Company also agreed to pay Vestar a transaction fee equal to $7.5 million plus all out-of-pocket expenses incurred by Vestar prior to the completion of the Merger for services rendered by Vestar in connection with the consummation of the Merger. This transaction fee is recorded in goodwill and deferred financing in the September 30, 2006 balance sheet. The Company also agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate at such time as Vestar and its partners and their respective affiliates hold, directly or indirectly in the aggregate, less than 20% of the voting power of the Company’s outstanding voting stock.
Indemnification Agreements
The Company and NMH Holdings are parties to an indemnification agreement with each of the Company’s directors and executive officers. Under the form of indemnification agreement, directors and executive officers are indemnified against certain expenses, judgments and other losses resulting from involvement in legal proceedings arising from service as a director or executive officer. NMH Holdings will advance expenses incurred by directors or executive officers in defending against such proceedings, and indemnification is generally not available for proceedings brought by an indemnified person (other than to enforce his or her rights under the indemnification agreement). If an indemnified person elects or is required to pay all or any portion of any judgment or settlement for which NMH Holdings is jointly liable, NMH Holdings will contribute to the expenses, judgments, fines and amounts paid in settlement incurred by the indemnified person in proportion to the relative benefits received by NMH Holdings (and its officers, directors and employees other than the indemnified person) and the indemnified person, as may, to the extent necessary to conform to law, be further adjusted by reference to the relative fault of the Company (and its officers, directors and employees other than the indemnified person) and the indemnified person in connection with the events that resulted in such losses, as well as any other equitable considerations which the law may require to be considered. The Company is a guarantor of NMH Holdings’ obligations under this agreement.
Alliance Health and Human Services, Inc.
Prior to joining the Company in September 2004, Edward Murphy, our Chief Executive Officer, was a member of the board of directors of Alliance Health and Human Services, Inc. and its President. Mr. Murphy had served in these capacities at Alliance since he founded it in 1999 and was instrumental in establishing and developing Alliance’s service contracts with the Company to provide ARY services in states that prefer or choose not to enter into contracts with for-profit corporations. Upon joining the Company, Mr. Murphy resigned from all of his positions with Alliance and no longer has any financial interest in Alliance. Approximately 3% of our net revenues for fiscal 2009 are derived from contracts with Alliance.
Policies and Procedures for Related Party Transactions
As a debt-only issuer, our related party transactions with executive officers and directors are generally reviewed by our board of directors or Audit Committee, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.
Director Independence
Our board is currently composed of seven directors: Gregory T. Torres and Edward M. Murphy, who are employed by the Company; Daniel S. O’Connell, James L. Elrod, Jr. and Kevin A. Mundt, who are employed by Vestar; and Pamela F. Lenehan and Guy Sansone. Of these directors, only Ms. Lenehan and Mr. Sansone would likely qualify as independent directors based on the definition of independent director set forth in Rule 5605(a)(2) of the Nasdaq Stock Market, LLC Listing Rules. Under the Nasdaq Stock Market, LLC Listing Rules, we would be considered a “controlled company” because more than 50% of our voting power is held by a single person. Accordingly, even if we were a listed company on Nasdaq, we would not be required by Nasdaq Marketplace rules to maintain a majority of independent directors on our board, nor would we be required by Nasdaq Marketplace rules to maintain a compensation committee or nominating committee comprised entirely of independent directors. No members of management serve on either the audit or compensation committees. Mr. Mundt and Ms. Lenehan serve on our audit committee and Mr. Elrod has served as the sole member of our compensation committee. Beginning in the second quarter of fiscal 2010, Mr. Sansone will also serve on our compensation committee.

Item 14. Principal Accounting Fees and Services
Aggregate fees for professional services rendered for us by Ernst & Young LLP for the years ended September 30, 2009 and 2008, were:

	2009	2008
	(in thousands)
Audit fees(1)	$1,047	$979
Audit related fees(2)	213	124
Tax fees(3)	231	219

Total fees	$1,491	$1,322

(1)	Audit fees primarily include professional services rendered for the audits of our consolidated financial statements and for our quarterly reviews, as well as, services related to other statutory and regulatory filings.

(2)	Audit related fees primarily include due diligence services and services related to financial reporting that are not required by regulation.

(3)	Tax fees primarily include professional services rendered for tax services during the fiscal year indicated.
Preapproval Policies and Procedures
The audit committee preapproves all services provided by Ernst & Young LLP.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)(1)	Financial Statements
The following consolidated financial statements on pages F-1 through F-28 are filed as part of this report.
•	Consolidated Balance Sheets as of September 30, 2009 and 2008;
•	Consolidated Statements of Operations for the years ended September 30, 2009, 2008 and 2007;
•	Consolidated Statements of Shareholder’s Equity for the years ended September 30, 2009, 2008 and 2007; and
•	Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007.
(2)	Financial Statement Schedules: Financial statement schedules have been omitted because they are not applicable or not required, or because the required information is provided in our consolidated financial statements or notes thereto.

(3)	Exhibits: The Exhibit Index is incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.

Date: December 22, 2009

	By:	/s/ Edward M. Murphy
Edward M. Murphy
Its: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 22, 2009 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward M. Murphy
Edward M. Murphy	Chief Executive Officer (principal executive officer) and Director

/s/ Bruce F. Nardella
Bruce F. Nardella	President and Chief Operating Officer (principal executive officer)

/s/ Denis M. Holler
Denis M. Holler	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ Gregory T. Torres
Gregory T. Torres	Chairman and Director

/s/ James L. Elrod, Jr.
James L. Elrod, Jr.	Director

/s/ Pamela F. Lenehan
Pamela F. Lenehan	Director

/s/ Kevin A. Mundt
Kevin A. Mundt	Director

/s/ Daniel S. O’Connell
Daniel S. O’Connell	Director

EXHIBIT INDEX

Exhibit No.	Description
2.1	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006 (the “S-4”)
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q
4.1	Indenture, dated as of June 29, 2006, by and among National Mentor Holdings, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the S-4
4.2	Supplemental Indenture #1, dated as of January 11, 2007, by and among National Mentor Holdings, Inc., Rockland Child Development Services, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to National Mentor Holdings, Inc. Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the “S-4/A”)
4.3	Supplemental Indenture #2, dated as of August 1, 2008, by and among National Mentor Holdings, Inc., Transitional Services Sub, LLC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2008 (the “June 2008 10-Q”)
4.4	Supplemental Indenture #3, dated as of October 1, 2008, by and among National Mentor Holdings, Inc., CareMeridian, LLC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2008 (the “2008 10-K”)
4.5	Supplemental Indenture #4, dated as of June 8, 2009, by and among National Mentor Holdings, Inc., Institute for Family Centered Services, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2009 (the “June 2009 10-Q”)
4.6	Supplemental Indenture #5, dated as of July 13, 2009, by and among National Mentor Holdings, Inc., Mentor ABI, LLC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to the June 2009 10-Q
4.7	Supplemental Indenture #6, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Healthcare Systems, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to the June 2009 10-Q
4.8	Supplemental Indenture #7, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Blue Ridge, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.4 to the June 2009 10-Q
4.9	Supplemental Indenture #8, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Ocean State, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.5 to the June 2009 10-Q
4.10	Supplemental Indenture #9, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Waterford, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.6 to the June 2009 10-Q
4.11	Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.1 of the S-4

Exhibit No.		Description
10.1.1		Credit Agreement, dated June 29, 2006, among NMH Holdings, LLC, National MENTOR Holdings, Inc., the several lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of the S-4
10.1.2		First Amendment, dated February 28, 2007, to Credit Agreement, dated June 29, 2006.	Incorporated by reference to Exhibit 10.1.2 of the March 2007 10-Q
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
Incorporated by reference to Exhibit 10.3 of the S-4
10.4	*	Amended and Restated Employment Agreement dated December 30, 2008, between National Mentor Holdings, Inc. and Edward Murphy.	Incorporated by reference to Exhibit 10.3 of the National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2008 (the “December 2008 10-Q”)
10.5	*	Amended and Restated Employment Agreement, dated June 29, 2006, between National MENTOR Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.5 of the S-4
10.6	*	First Amendment to Amended and Restated Employment Agreement dated December 31, 2008 between National Mentor Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.2 to December 2008 Form 10-Q
10.7	*	Form of Amended and Restated Severance and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.1 of the December 2008 10-Q
10.8		Management Services Agreement, dated as of June 29, 2006, between National Mentor Holdings, Inc., National Mentor, Inc., NMH Investment, LLC, NMH Holdings, LLC and Vestar Capital Partners.	Incorporated by reference to Exhibit 10.11 of the S-4
10.9	*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Amendment and Restatement Adopted as of December 30, 2008 and Effective as of January 1, 2009.	Filed herewith
10.10	*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Filed herewith
10.11	*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Third Amendment and Restatement Adopted Effective as of December 4, 2009.	Filed herewith
10.12	*	National Mentor Holdings, LLC Executive Deferral Plan, Amendment and Restatement Adopted December 30, 2008 and Effective as of January 1, 2009.	Filed herewith
10.13	*	National Mentor Holdings, LLC Executive Deferral Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Filed herewith

Exhibit No.		Description
10.14	*	The MENTOR Network Executive Leadership Incentive Plan.	Incorporated by reference to Exhibit 10.14 of the S-4
10.15	*	The MENTOR Network Executive Leadership Incentive Plan for fiscal year ended September 30, 2007—Summary of Material Terms.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2007
10.16	*	The MENTOR Network Incentive Compensation Plan effective October 1, 2007.	Filed herewith
10.17	*	The MENTOR Network Incentive Compensation Plan effective October 1, 2009.	Filed herewith
10.18	*	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A
10.19	*	Form of Amendment to Management Unit Subscription Agreement.	Filed herewith
10.20	*	Form of Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.13 of the 2008 10-K
10.21	*	Form of Amendment to Director Unit Subscription Agreement.	Filed herewith
10.22	*	NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.17 of the S-4/A
10.23	*	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of the June 2008 Form 10-Q
10.24	*	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 8-K filed on December 10, 2008
21		Subsidiaries.	Filed herewith
31.1		Certifications of principal executive officers.	Filed herewith
31.2		Certification of principal financial officer.	Filed herewith
32		Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

*	Management contract or compensatory plan or arrangement.

National Mentor Holdings, Inc.
Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Audit Committee of National Mentor Holdings, Inc.
We have audited the accompanying consolidated balance sheets of National Mentor Holdings, Inc. as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mentor Holdings, Inc. at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 17 to the consolidated financial statements, effective October 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (codified primarily in FASB ASC Topic 740 Income Taxes).
As discussed in Note 14 to the consolidated financial statements, effective October 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) No. 157 Fair Value Measurements (codified primarily in FASB ASC Topic 820 Fair Value Measurements and Disclosures).
/s/ Ernst & Young LLP
Boston, Massachusetts
December 22, 2009

National Mentor Holdings, Inc.
Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$23,650	$38,908
Restricted cash	5,192	5,773
Accounts receivable, net of allowances of $5,896 and $5,057 at September 30, 2009 and 2008, respectively	118,969	113,933
Deferred tax assets, net	13,897	10,355
Prepaid expenses and other current assets	16,868	23,268

Total current assets	178,576	192,237
Property and equipment, net	145,876	144,233
Intangible assets, net	440,202	462,987
Goodwill	206,699	199,392
Other assets	16,047	17,584
Investment in related party debt securities	8,210	—

Total assets	$995,610	$1,016,433

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable	$19,819	$20,840
Accrued payroll and related costs	58,388	59,146
Other accrued liabilities	45,000	52,437
Obligations under capital lease, current	118	201
Current portion of long-term debt	7,415	3,735

Total current liabilities	130,740	136,359
Other long-term liabilities	13,462	10,859
Deferred tax liabilities, net	125,237	122,103
Obligations under capital lease, less-current portion	1,680	1,806
Long-term debt, less current portion	500,763	508,178
Commitments and contingencies
Shareholder’s equity
Common stock, $.01 par value; 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	250,038	256,648
Accumulated other comprehensive loss, net of tax	(7,115)	(5,781)
Accumulated deficit	(19,195)	(13,739)

Total shareholder’s equity	223,728	237,128

Total liabilities and shareholder’s equity	$995,610	$1,016,433

See accompanying notes.

National Mentor Holdings, Inc.
Consolidated Statements of Operations
(Amounts in thousands)

	Year Ended September 30,
	2009	2008	2007
Net revenues	$979,397	$941,371	$887,668
Cost of revenues	745,576	714,980	670,983

Gross profit	233,821	226,391	216,685
Operating expenses:
General and administrative	133,585	130,941	118,264
Depreciation and amortization	57,770	51,244	51,481

Total operating expenses	191,355	182,185	169,745

Income from operations	42,466	44,206	46,940
Other income (expense):
Management fee to related party	(1,146)	(1,349)	(892)
Other expense, net	(788)	(873)	(404)
Interest income	193	684	1,060
Interest income from related party	1,202	—	—
Interest expense	(48,254)	(48,947)	(50,687)

Loss from continuing operations before income taxes	(6,327)	(6,279)	(3,983)
Benefit for income taxes	(2,051)	(250)	(859)

Loss from continuing operations	(4,276)	(6,029)	(3,124)
(Loss) income from discontinued operations, net of tax of $(770), $(717) and $376	(1,180)	(1,206)	632

Net loss	$(5,456)	$(7,235)	$(2,492)

See accompanying notes.

National Mentor Holdings, Inc.
Consolidated Statements of
Shareholder’s Equity
(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity	Comprehensive Loss

Balance at September 30, 2006	100	$—	$253,627	$(1,095)	$(3,664)	$248,868

Parent capital contribution	—	—	142	—	—	142
Stock based compensation	—	—	849	—	—	849
Other comprehensive loss related to interest rate swap, net of tax	—	—	—	(1,336)	—	(1,336)	(1,336)
Net loss	—	—	—	—	(2,492)	(2,492)	(2,492)

Comprehensive loss	—	—	—	—	—	—	$(3,829)

Balance at September 30, 2007	100	—	254,618	(2,431)	(6,156)	246,031

Stock based compensation	—	—	2,215	—	—	2,215
Parent capital contribution	—	—	3	—	—	3
Distribution to parent	—	—	(188)	—	—	(188)
Adoption of FIN 48	—	—	—	—	(348)	(348)
Other comprehensive loss related to interest rate swap, net of tax	—	—	—	(3,350)	—	(3,350)	(3,350)
Net loss	—	—	—	—	(7,235)	(7,235)	(7,235)

Comprehensive loss	—	—	—	—	—	—	$(10,585)

Balance at September 30, 2008	100	—	256,648	(5,781)	(13,739)	237,128

Other comprehensive loss, net of tax	—	—	—	(1,334)	—	(1,334)	(1,334)
Stock based compensation	—	—	1,306	—	—	1,306
Parent capital contribution	—	—	452	—	—	452
Distribution to parent	—	—	(8,368)	—	—	(8,368)
Net loss	—	—	—	—	(5,456)	(5,456)	(5,456)

Comprehensive loss	—	—	—	—	—	—	$(6,790)

Balance at September 30, 2009	100	$—	$250,038	$(7,115)	$(19,195)	$223,728

See accompanying notes.

National Mentor Holdings, Inc.
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended September 30,
	2009	2008	2007
Operating activities
Net loss	$(5,456)	$(7,235)	$(2,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable allowances	11,712	9,526	8,435
Depreciation and amortization of property and equipment	24,233	19,311	18,524
Amortization of other intangible assets	33,667	32,315	33,348
Amortization of deferred financing costs	3,266	3,388	3,185
Accretion of investment in related party debt securities	(601)	—	—
Stock based compensation	1,306	2,215	849
Loss (gain) on disposal of assets	381	(52)	—
Loss on disposal of property and equipment	905	874	859
Loss from sale of discontinued operations	2,671	2,119	—
Interest income from related party	(603)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(14,318)	(6,406)	(20,916)
Other assets	5,724	(5,508)	5,512
Accounts payable	(1,257)	(1,934)	1,296
Accrued payroll and related costs	(2,040)	3,661	5,151
Other accrued liabilities	(4,196)	5,549	2,571
Deferred taxes	415	(4,673)	(6,171)
Restricted cash	542	(1,462)	(1,807)
Other long-term liabilities	2,603	1,905	4,410

Net cash provided by operating activities	58,954	53,593	52,754
Investing activities
Cash paid for acquisitions, net of cash received	(33,638)	(14,895)	(25,074)
Purchases of property and equipment	(27,398)	(26,105)	(19,662)
Purchases of related party debt securities	(6,555)	—	—
Cash proceeds from sale of assets	121	148	—
Cash proceeds from sale of discontinued operations	4,055	340	—
Cash proceeds from sale of property and equipment	1,105	1,488	1,520

Net cash used in investing activities	(62,310)	(39,024)	(43,216)
Financing activities
Repayments of long-term debt	(3,736)	(3,957)	(4,498)
Repayments of capital lease obligations	(208)	(273)	(432)
Dividend to parent	(8,368)	(188)	—
Parent capital contribution	452	3	142
Payments of deferred financing costs	(42)	(619)	(1,888)

Net cash used in provided by financing activities	(11,902)	(5,034)	(6,676)
Net (decrease) increase in cash and cash equivalents	(15,258)	9,535	2,862
Cash and cash equivalents at beginning of period	38,908	29,373	26,511

Cash and cash equivalents at end of period	$23,650	$38,908	$29,373

Supplemental disclosure of cash flow information
Cash paid for interest	$44,386	$45,073	$47,716
Cash paid (refunded) for income taxes	$832	$153	$(7,431)
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$—	$1,805	$54
See accompanying notes.

National Mentor Holdings, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
1. Basis of Presentation
National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges. Since the Company’s founding in 1980, the Company has grown to provide services to approximately 24,000 clients in 35 states. The Company designs customized service plans to meet the unique needs of its clients in home- and community-based settings. Most of the Company’s services involve residential support, typically in small group home or host home settings, designed to improve the clients’ quality of life and to promote client independence and participation in community life. Other services that the Company provides include day programs, vocational services, case management, early intervention, family-based services, post-acute treatment and neurorehabilitation services, among others. The Company’s customized services offer its clients, as well as the payors of these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require the Company to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results may differ from the Company’s estimates. These differences could be material to the financial statements.
These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.
Cash Equivalents
The Company considers short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and bank deposits. The carrying value of cash equivalents approximates fair value.
Restricted Cash
Restricted cash consists of cash related to certain insurance coverage provided by the Company’s captive insurance subsidiary. In addition, restricted cash includes funds provided from government payors restricted for client use.
Financial Instruments
Financial instruments include cash and cash equivalents, receivables, accounts payable, certain accrued liabilities and debt. These instruments are carried at cost, which approximates their respective fair values.

Concentrations of Credit and Other Risks
Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States. The Company derives most of its revenues from state and local government payors. These entities fund a significant portion of their payments to the Company through federal matching funds, which pass through various state and local government agencies.
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Accounts are currently guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250 thousand. The Company has not experienced any losses in such accounts.
Revenue Recognition
Revenues are reported net of any state provider taxes or gross receipts taxes levied on services the Company provides. Revenues are also reported net of allowances for unauthorized sales and estimated sales adjustments by business units. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in the payment trends in each business unit. Revenue is recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is reasonably assured.
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
Cost of Revenues
The Company classifies expenses directly related to providing services as cost of revenues, except for depreciation and amortization related to cost of revenues, which are shown separately in the consolidated statements of operations. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to independently contracted host-home caregivers (“Mentors”), residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food and medicine and transportation costs for clients requiring services.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation using straight-line methods over the estimated useful lives of the related assets. Estimated useful lives for buildings are 30 years. The useful lives of computer hardware and software are three years, the useful lives for furniture and equipment range from three to five years and the useful lives for vehicles are five years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining lease term or seven years. Capital lease assets are depreciated over the lesser of the lease term or the useful life. Expenditures for maintenance and repairs are charged to operating expenses as incurred.
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

Accruals for Self-Insurance
The Company maintains employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers’ compensation, automobile and professional and general liability programs are based on analyses performed internally by management and may take into account reports by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. As such, these changes in estimates are recorded as charges or credits to the statement of operations in a period subsequent to the change in estimate.
Goodwill and Indefinite-lived Intangible Assets
The Company reviews costs of purchased businesses in excess of net assets acquired (goodwill), and indefinite-life intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner.
The Company is required to test goodwill on a reporting unit basis, which is the same level as the Company’s operating segments. The Company uses a fair value approach to test goodwill for impairment and potential impairment is noted for a reporting unit if its carrying value exceeds the fair value of the reporting unit. For those reporting units that have potential goodwill impairment, the Company determines the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, an impairment loss is recorded.
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
Discounted cash flows are based on the Company’s estimates of its future performance. As such, actual results may differ from these estimates and lead to a revaluation of goodwill and indefinite-life intangible assets. If updated calculations indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge would be recorded in the statement of operations in the period of the change in estimate.
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded based upon various techniques to estimate fair value.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes. Valuation allowances on deferred tax assets are estimated based on the Company’s assessment of the realizability of such amounts.
The Company also recognizes the benefits of tax positions when certain criteria are satisfied. The Company follows the more likely than not recognition threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return.
Derivative Financial Instruments
The Company reports derivative financial instruments on its consolidated balance sheets at fair value and establish criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholder’s equity as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on its debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statements of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income (loss) as a change to shareholder’s equity, net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability in the Company’s consolidated balance sheets.
Available-for-Sale Securities
The Company’s investment in related-party debt securities has been classified as available-for-sale securities and, accordingly, is valued at fair value at the end of each reporting period. Unrealized gains and losses arising from such valuation are reported, net of tax, in other comprehensive income (loss).
Stock-Based Compensation
NMH Investment, LLC (“NMH Investment”) adopted an equity-based compensation plan, and issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. The units are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, the Company valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the Company’s financial performance, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term over which the units will be held; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B and Class E units vest over a five-year service period. The Class C and Class D units vest based on service and on certain performance and/or investment return conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, is being recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.
Legal Contingencies
From time to time, the Company is involved in litigation and regulatory proceedings in the operation of its business. The Company reserves for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While the Company believes its provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict and the Company may settle legal claims or be subject to judgments for amounts that differ from its estimates. In addition, legal contingencies could have a material adverse impact on the Company’s results of operations in any given future reporting period.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. All fiscal years presented reflect the classification of REM Health’s (defined below) financial results as discontinued operations.
3. New Accounting Pronouncements
The Financial Accounting Standards Board (“FASB”) issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “ASC”), in June 2009. Effective for interim and annual periods ended after September 15, 2009, the ASC became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company.

In December 2007, the FASB issued a new accounting standard update regarding business combinations. This update defines the acquirer as the entity that obtains control of a business in the business combination. This update also establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. The standard is effective for fiscal years beginning on or after December 15, 2008. With its adoption, the Company’s accounting for business combinations will change on a prospective basis beginning in the first quarter of fiscal 2010.
4. Comprehensive Loss
The components of other comprehensive loss and related tax effects are as follows:

	Year Ended September 30,
(in thousands)	2009	2008	2007
Net loss	$(5,456)	$(7,235)	$(2,492)
Changes in unrealized losses on derivatives	(2,733)	(5,623)	(2,244)
Changes in unrealized gain on available-for-sale debt securities	494	—	—
Income tax effect	905	2,273	907

Comprehensive loss	$(6,790)	$(10,585)	$(3,829)

5. Acquisitions
2009
Institute for Family Centered Services, Inc.
On June 1, 2009, the Company acquired the stock of Institute for Family Centered Services, Inc. (“IFCS”) for approximately $11.5 million, which is subject to increase based on earnout provisions. IFCS provides home and community-based mental health services to children and adults utilizing a Family Centered Treatment model (“FCT Model”) which focuses treatment on the individual within his or her immediate family environment. IFCS operates in Florida, Maryland, North Carolina and Virginia.
As a result of the IFCS acquisition, the Company recorded $0.9 million of goodwill in the Human Services segment, none of which is expected to be deductible for tax purposes. The acquired intangible assets included $6.7 million of agency contracts with a weighted average life of eleven years, $0.2 million of licenses and permits with a weighted average life of ten years, $0.4 million of a trade name with a weighted average useful life of eight years and $0.9 million of intellectual property with a weighed average useful life of seven years.
Lakeview Healthcare Systems, Inc.
On August 1, 2009, the Company acquired the stock of Lakeview Healthcare Systems, Inc. (“Lakeview”) for $10.1 million. Lakeview operates in New Hampshire, Maine, Rhode Island, Virginia and Wisconsin and is a provider of neurobehavioral and supported living programs serving individuals who have sustained a traumatic brain injury.
As a result of the Lakeview acquisition, the Company recorded $2.2 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, none of which is expected to be deductible for tax purposes. The acquired intangible assets included $6.5 million of agency contracts with a weighed average useful life of twelve years, $0.8 million of licenses and permits with a weighed average useful life of ten years and $0.2 million of non-compete/non-solicit with a weighed average useful life of five years.
The purchase price for the IFCS and Lakeview acquisitions has been initially allocated as follows:

(in thousands)	IFCS	Lakeview
Accounts receivable, net	$2,513	$515
Other assets, current and long-term	168	65
Property and equipment	810	237
Identifiable intangible assets	8,187	7,543
Goodwill	942	2,215
Accounts payable and accrued expenses	(1,140)	(438)

	$11,480	$10,137

In addition to IFCS and Lakeview, the Company acquired two other companies engaged in behavioral health and human services for total consideration of $1.1 million. As a result of these acquisitions, the Company recorded $0.4 million of goodwill and $0.6 million of intangible assets. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material.
2008
Transitional Services, Inc.
During fiscal 2008, the Company acquired Transitional Services, Inc. (“TSI”) for approximately $9.3 million. TSI provides residential services to individuals with intellectual and/or developmental disabilities in central and southern Indiana.

As a result of the TSI acquisition, the Company recorded $2.0 million of goodwill in the Human Services segment, all of which is expected to be deductible for tax purposes. The acquired intangible assets included $6.5 million of agency contracts with a weighted average life of nine years, $0.2 million of licenses and permits with a weighted average useful life of ten years and $0.2 million of trade name with a weighted average life of seven years
The following table summarizes the assets acquired and liabilities assumed for the TSI acquisition:

(in thousands)
Accounts receivable, net	$940
Other assets, current and long-term	21
Property and equipment	62
Identifiable intangible assets	6,902
Goodwill	1,963
Accounts payable and accrued expenses	(635)

$9,253

The unaudited pro forma results of operations provided below for the years ended September 30, 2009 and 2008 are presented as though the IFCS, Lakeview and TSI acquisitions noted above had occurred at the beginning of the earliest period presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented and is not intended to be a projection of the impact on future results or trends.

	Years Ended September 30,
	2009	2008
Net Revenues	$1,014,075	$986,825
Loss before income taxes	(2,316)	(2,680)
Net loss	(2,586)	(6,012)
The operating results of the acquired entities were included in the consolidated statements of operations from the date of acquisition. The Company accounted for the acquisitions under the purchase method of accounting and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill.
6. Discontinued Operations
During fiscal 2009, the Company sold REM Health, Inc., REM Health of Wisconsin, Inc., and REM Health of Iowa, Inc. (together, “REM Health”) as well as its business operations in the state of Utah (“REM Utah”) and recognized a pre-tax loss of $2.3 million. Both REM Health and REM Utah were included in the Human Services segment. REM Health’s results of operations and loss from disposal were reported separately as discontinued operations for the periods presented and all assets and liabilities related to REM Health were disposed of as of September 30, 2009. REM Utah’s loss from disposal was reported as discontinued operations for the year ended September 20, 2009. REM Utah’s results of operations were immaterial to the Company and, as a result, were not reported separately as discontinued operations.

The components of the REM Health for the year ended September 30, 2009 are summarized as follows:

Year Ended
September 30,
(in thousands)	2009
Net revenue	$15,833
Loss before income tax	$(905)
During fiscal 2008, the Company sold the business it had operated under the name of Integrity Home Health Care (‘‘Integrity’’) and its business operation in the state of Oklahoma (‘‘Oklahoma Mentor’’) and recognized a pre-tax loss from discontinued operations of $2.1 million. Integrity and Oklahoma Mentor’s results of operations and net assets were immaterial both individually and in the aggregate and, as a result, the results of operations and financial position were not reported separately as discontinued operations for the periods presented. Both Integrity and Oklahoma Mentor were included in the Human Services segment.
7. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the years ended September 30, 2009 and 2008 are as follows:

		Post Acute
		Specialty
	Human	Rehabilitation
(in thousands)	Services	Services	Corporate		Total
Balance as of October 1, 2007	$162,443	$25,812	$		$188,255

Goodwill acquired through acquisitions	1,696	—		—	1,696
Goodwill written off related to disposal of businesses	(592)	—		—	(592)
Adjustments to goodwill, net	(1,772)	11,805			10,033

Balance as of September 30, 2008	161,775	37,617		—	199,392

Goodwill acquired through acquisitions	1,295	2,251		—	3,546
Goodwill written off related to disposal of businesses	(1,251)	—		—	(1,251)
Adjustments to goodwill, net	4,454	558		—	5,012

Balance as of September 30, 2009	$166,273	$40,426		—	$206,699

The adjustments to goodwill in fiscal 2008 primarily included an adjustment of $12.0 million related to the earnout payment associated with the CareMeridian acquisition. The remaining adjustments relate to the finalization of the purchase price for acquisitions.

Intangible Assets
Intangible assets consist of the following as of September 30, 2009:

	Weighted	Gross
(in thousands)	Average	Carrying	Accumulated	Intangible
Description	Remaining Life	Value	Amortization	Assets, Net
Agency contracts	13 years	$439,793	$86,067	$353,726
Non-compete/non-solicit	3 years	618	227	391
Relationship with contracted caregivers	6 years	12,886	4,611	8,275
Trade names	7 years	3,637	1,058	2,579
Trade names	Indefinite life	47,700	—	47,700
Licenses and permits	7 years	38,994	12,324	26,670
Intellectual property	7 years	904	43	861

		$544,532	$104,330	$440,202

Intangible assets consist of the following as of September 30, 2008:

	Weighted	Gross
(in thousands)	Average	Carrying	Accumulated	Intangible
Description	Remaining Life	Value	Amortization	Assets, Net
Agency contracts	14 years	$431,989	$59,108	$372,881
Non-compete/non-solicit	3 years	336	150	186
Relationship with contracted caregivers	7 years	12,887	3,168	9,719
Trade names	8 years	3,351	726	2,625
Trade names	Indefinite life	47,700	—	47,700
Licenses and permits	8 years	38,471	8,595	29,876

		$534,734	$71,747	$462,987

Amortization expense for the years ended September 30, 2009, 2008 and 2007 was $33.6 million, $32.0 million and $33.1 million, respectively. The weighted average remaining life of amortizable intangible assets is approximately thirteen and fourteen years for fiscal 2009 and 2008, respectively.
The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

(in thousands)
Year ending September 30,
2010	$33,843
2011	33,823
2012	33,497
2013	33,412
2014	32,721
Thereafter	225,206

$392,502

During fiscal 2009, the Company determined that certain of its agency contracts were impaired in the Human Services segment. The Company has management agreements with subsidiaries of Alliance Health and Human Services, Inc. (“Alliance”). The Company terminated its agreements with Alliance in the states of North Carolina, Texas and Indiana, and the Company currently contracts directly with these state agencies. As a result, the value associated with the Alliance contracts was impaired as the relationship with Alliance no longer existed in those states. During fiscal 2009, the Company recorded additional amortization of $0.7 million related to these contracts.

8. Property and Equipment, net
Property and equipment, net consists of the following at September 30:

(in thousands)	2009	2008
Buildings and land	$112,871	$107,133
Vehicles	28,364	25,803
Furniture and fixtures	9,195	14,521
Computer hardware and software	18,930	19,069
Leasehold improvements	11,665	8,405
Office and telecommunication equipment	5,597	6,507
Construction in progress	22	987

	186,644	182,425
Less accumulated depreciation and amortization	(40,768)	(38,192)

Property and equipment, net	$145,876	$144,233

Depreciation for the years ended September 30, 2009, 2008 and 2007 was $24.2 million, $19.2 million and $18.4 million, respectively.
During fiscal 2009, the Company identified errors relating to the amounts it recorded for furniture and fixtures and client home furnishings arising from disposals in prior years. As a result, an adjustment to reduce Property and equipment, net by $1.8 million was recorded in the accompanying consolidated balance sheet with a corresponding increase to depreciation expense. The adjustment was from disposals of assets that the Company believed related to a period or periods prior to 2009. Since the specific period to which this adjustment related cannot be identified with certainty, the adjustment was recorded in fiscal 2009.
In addition, during fiscal 2009, the Company reviewed the useful lives assigned to its various categories of property and equipment in accordance with its policy, and determined a revision to the estimated useful lives of furniture and fixtures and client home furnishings was appropriate. The Company reduced the estimated useful life on furniture and fixtures from ten years to five years and reduced the estimated useful life on client home furnishings from five years to three years. This reduction in estimated lives resulted in additional depreciation expense for fiscal 2009 of $1.6 million.
The combined impact on net loss related to the additional depreciation expense recorded for fiscal 2009 was $2.1 million, net of tax, with the majority recorded under the Human Services segment.
9. Certain Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at September 30:

(in thousands)	2009	2008
Prepaid insurance	$7,839	$11,320
Other	9,029	11,948

Prepaid expenses and other current assets	$16,868	$23,268

Other Accrued Liabilities
Other accrued liabilities consist of the following at September 30:

(in thousands)	2009	2008
Earnout payment(1)	$—	$12,000
Accrued swap valuation liability	12,438	9,705
Due to third party payors	6,563	5,693
Accrued insurance	6,522	4,716
Other	19,477	20,323

Other accrued liabilities	$45,000	$52,437

(1)	The earnout payment in fiscal 2008 related to the Company’s CareMeridan acquisition. This amount was calculated in accordance with the related Asset Purchase Agreement and the earnout was paid in the first quarter of fiscal 2009.

10. Long-term Debt
The Company’s long-term debt consists of the following:

	September 30,	September 30,
(in thousands)	2009	2008
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013
—fixed interest rate of 7.32%	$88,988	$137,844
—fixed interest rate of 6.89%	220,117	183,930
—variable interest rate of 2.29% and 5.71% at September 30, 2009 and 2008, respectively	15,008	5,689
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through May 20, 2010; variable interest rate (4.75% and 6.50% at September 30, 2009 and 2008, respectively)	4,065	4,450

	508,178	511,913
Less current portion	7,415	3,735

Long-term debt	$500,763	$508,178

Senior secured credit facilities
The Company’s senior credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the “term B loan”), a $125.0 million six-year senior secured revolving credit facility (the “senior revolver”) and a $20.0 million six-year senior secured synthetic letter of credit facility (together, the “senior secured credit facilities”).
The priority with regard to the right of payment on the Company’s debt is such that the senior secured credit facilities and the term loan mortgage have priority over all of the Company’s other long-term debt. The senior credit facilities are guaranteed by the Company’s subsidiaries, except for the captive insurance subsidiary, and are secured by substantially all of the assets of the Company. The term loan mortgage is secured by certain buildings and land of the Company. The senior subordinated notes due 2014 (the “senior subordinated notes”) are guaranteed by the Company’s subsidiaries, except for the captive insurance subsidiary. The results and operations of the captive insurance subsidiary are not material to the Company’s consolidated results.
Term B loan
The $335.0 million term B loan amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end equal to an amount ranging from 0-50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The variable interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company’s option.
To reduce the interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006 and maturing on June 30, 2010 and fixed the interest rate on approximately $113.3 million of its remaining $335.0 million term B loan, effective as of August 31, 2007 and maturing on September 30, 2010. In total, as of September 30, 2009, the Company fixed the interest rate on approximately $309.1 million of its $324.1 million term B loan.

The table below provides information about the Company’s interest rate swap agreements and remaining variable rate debt related to the term B loan.

	September 30, 2009		September 30, 2010
(in thousands)	Swap		Swap
Interest Swap effective date	Value	Rate	Value	Rate
August 31, 2006(1)	$88,988	5.32%	$—	—
August 31, 2007(1)	220,117	4.89%	—	—
Variable rate debt	15,008	—	320,763	—

Total term B loan	$324,113	—	$320,763	—

(1)	Interest rates do not include 2.00% spread on LIBOR loans.
The swap is a derivative and the fair value of the swap agreements, representing the price that would be paid to transfer a liability in an orderly transaction between market participants, was approximately $12.4 million or approximately $7.4 million after taxes at September 30, 2009 and approximately $9.7 million or $5.8 million after taxes at September 30, 2008. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions.
Since the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship does not qualify for use of the shortcut method. Therefore, the effectiveness of the hedge relationships is assessed on a quarterly basis during the term of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness. The entire change in fair market value is recorded in shareholder’s equity, net of tax, on the consolidated balance sheets as other comprehensive loss.
Senior revolver
The Company issued approximately $26.0 million in standby letters of credit as of September 30, 2009 related to the Company’s workers’ compensation insurance coverage. These letters of credit are secured by the $20.0 million synthetic letter of credit facility and by $6.0 million of the $125.0 million senior revolver. This leaves $119.0 million of availability on the $125.0 million senior revolver as of September 30, 2009. The interest rates for any senior revolver borrowings are equal to either LIBOR plus 2.25% or Prime plus 1.25%, at the Company’s option, and subject to reduction depending on the Company’s leverage ratio.
Total cash paid for interest amounted to approximately $44.4 million, $45.1 million and $47.7 million for the years ended September 30, 2009, 2008 and 2007, respectively.
Annual maturities
Annual maturities of the Company’s long-term debt for the years ending September 30 are as follows.
Amounts due at any year end may increase as a result of the provision in the senior credit agreement that requires a prepayment of a portion of the outstanding term loan amounts if the Company generates certain levels of cash flow.

(in thousands)
2010	$7,415
2011	3,350
2012	3,350
2013	314,063
2014	180,000

Total	$508,178

Covenants
The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and, in the case of the senior credit agreement, require the Company to meet or exceed certain financial ratios. At September 30, 2009, the Company is in compliance with all covenants.
11. Shareholder’s Equity
Common Stock
As of September 30, 2009 and 2008, the Company has 1,000 shares of $0.01 par value common stock authorized and 100 shares issued and outstanding. All of the outstanding shares are held by NMH Investment. The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share.
Dividend to Parent
NMH Holdings, Inc. (“NMH Holdings”) is a wholly owned subsidiary of NMH Investment, LLC (“NMH Investment”). NMH Holdings, LLC (“Parent) is a wholly owned subsidiary of NMH Holdings and Parent is the sole stockholder of the Company.
During fiscal 2009, the Company paid a $7.0 million dividend to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase approximately $13.9 million in aggregate principal amount of the NMH Holdings senior floating rate toggle notes due 2014 (the “NMH Holdings notes”).
Also, during fiscal 2009, the Company paid a dividend of $1.05 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.05 million to NMH Investment. NMH Investment used the proceeds of the dividend to make a contribution to its wholly owned subsidiary ESB Holdings, LLC, which is an affiliate. ESB Holdings, in turn, used the proceeds to reimburse the Company for certain expenses the Company had incurred on its behalf in connection with exploring a strategic initiative.
12. Employee Savings and Retirement Plans
The Company has a multi-company plan (the “Plan”) which covers all of its wholly owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its subsidiaries. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of approximately $3.8 million, $4.3 million and $3.8 million, for the years ended September 30, 2009, 2008 and 2007, respectively.
The Company has two deferred compensation plans:
The National Mentor Holdings, LLC Executive Deferred Compensation Plan
The National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for certain highly compensated employees in which the Company contributes to the executive’s account a percentage of the executive’s base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.1 million, $0.3 million and $0.3 million for the years ended September 30, 2009, 2008 and 2007, respectively. The unfunded accrued liability was $1.5 million and $1.4 million as of September 30, 2009 and 2008, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.

The National Mentor Holdings, LLC Executive Deferral Plan
The National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $0.9 million, 1.0 million and $0.8 million for the years ended September 30, 2009, 2008 and 2007, respectively. The accrued liability related to this plan was $2.9 million and $2.2 million as of September 30, 2009 and 2008, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.
In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company purchased Company Owned Life Insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. The cash surrender value of the COLI policies was $2.5 million and $1.8 million as of September 30, 2009 and 2008, respectively, and was included in other assets on the Company’s consolidated balance sheets.
13. Related Party Transactions
Management Agreements
On June 29, 2006, the Company entered into a management agreement with Vestar Capital Partners V, L.P. (“Vestar”)relating to certain advisory and consulting services for an annual management fee equal to the greater of (i) $850 thousand or (ii) an amount equal to 1.0% of the Company’s consolidated earnings before interest, taxes, depreciation, amortization and management fee for each fiscal year determined as set forth in the new senior credit agreement.
As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. For the years ended September 30, 2009, 2008 and 2007, the Company paid approximately $1.2 million, $1.1 million and $1.1 million, respectively, of management fees and expenses under such agreement.
Office Lease Agreements
The Company leases several offices and homes from its employees, or from relatives of employees, primarily in the states of Minnesota, California and Nevada, which have various expiration dates extending out as far as May 2016. The Company incurred approximately $2.6 million, $2.4 million and $2.2 million in rent expense for the years ended September 30, 2009, 2008 and 2007, respectively, related to these leases. The leases in California and Nevada are a result of the CareMeridian acquisition in fiscal 2006.
Investment in Related Party Debt Securities
During fiscal 2009, the Company purchased approximately $11.5 million in aggregate principal amount of the NMH Holdings notes for approximately $6.6 million. The security was classified as an available-for-sale debt security and was recorded on the Company’s consolidated balance sheets as Investment in related party debt securities. The NMH Holdings notes were issued by NMH Holdings. Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes (“PIK Interest”) or (c) 50% in cash and 50% in PIK Interest.
NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including the Company, and all of its operations are conducted through the Company and the Company’s subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from the Company to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by the Company.
NMH Holdings has paid all of the interest payments to date on the NMH Holdings notes entirely in PIK Interest which increased the principal amount by $43.3 million. The Company recorded $1.2 million of interest income related to the NMH Holdings notes for the year ended September 30, 2009, which is recorded under Interest income from related party on the consolidated statements of operations. Interest income from related party includes PIK Interest as well as the accretion of the purchase discount on the securities.

As of September 30, 2009, the Company’s investment in related-party debt securities had a carrying value of $7.7 million, and an approximate fair value of $8.2 million. As a result, the Company recorded $0.5 million of unrealized holding gain in other comprehensive loss. The fair value is reflected on the Company’s consolidated balance sheets as Investment in related party debt securities. The debt security is scheduled to mature on June 15, 2014, but actual maturities may differ from the contractual or expected maturities since borrowers have the right to prepay obligations with or without prepayment penalties.
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
Dividend to Parent
The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. During fiscal 2009, the Company paid a $7.0 million dividend to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase approximately $13.9 million in aggregate principal amount of the NMH Holdings notes.
During fiscal 2009, the Company paid a dividend of $1.05 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.05 million to NMH Investment. NMH Investment used the proceeds of the dividend to make a contribution to its wholly owned subsidiary ESB Holdings, LLC, which is an affiliate. ESB Holdings, in turn, used the proceeds to reimburse the Company for certain expenses the Company had incurred on its behalf in connection with exploring a strategic initiative.
14. Fair Value Measurements
The Company measures and reports its financial assets and liabilities on the basis of fair value. Non-financial assets and liabilities will be reported at fair value effective the first quarter of fiscal 2010. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
A three-level hierarchy for disclosure has been established to show the extent and level of judgment used to estimate fair value measurements, as follows:

Level 1:	Unadjusted quoted market prices in active markets for identical assets or liabilities.

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs for the asset or liability. These values are generally determined using pricing models which utilize management estimates of market participant assumptions.
Valuation techniques for assets and liabilities measured using Level 3 inputs may include methodologies such as the market approach, the income approach or the cost approach, and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are only utilized to the extent that observable inputs are not available or cost-effective to obtain.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

		Unadjusted Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
(in thousands):	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$23,650	$23,650	$—	$—
Interest rate swap agreements	$(12,439)	$—	$(12,439)	$—
Investment in related party debt securities	$8,210	$—	$8,210	$—
Cash and cash equivalents. Cash equivalents primarily consist of money market funds and bank deposits and the carrying value of cash equivalents approximates fair value.
Interest rate swap agreements. The fair value of the swap agreements was approximately $(12.4) million, or approximately $(7.4) million after taxes and was recorded in current liabilities (under Other accrued liabilities). The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves.
Investment in related party debt securities. The fair value of the investment in related party debt securities was approximately $8.2 million and was recorded in long-term assets (under Investment in related party debt securities). The fair value measurements consider observable market data that may include, among other data, credit ratings, credit spreads, future interest rates and risk free rates of return.
15. Leases
Operating leases
The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2025. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense for fiscal 2009, 2008 and 2007 was $40.8 million, $38.4 million and $35.3 million, respectively.
In fiscal 1995, the Company entered into an initial five year operating lease agreement for its corporate office with a total expected minimum lease commitment of $2.4 million. The lease has been extended and amended through eleven amendments, and as of September 30, 2009, the Company had total expected minimum lease commitments of approximately $12.2 million over the lease term. The lease expires in 2017 and the Company has the option to extend the lease term. Total rent expense related to this lease was $1.5 million, $1.1 million and $0.9 million for fiscal 2009, 2008 and 2007, respectively.
Future minimum lease payments for noncancelable operating leases for the years ending September 30 are as follows:

(in thousands)
2010	$34,553
2011	27,926
2012	21,834
2013	15,597
2014	12,323
Thereafter	28,522

$140,755

Capital leases
The Company leases certain facilities and vehicles under various non-cancellable capital leases that expire at various dates through fiscal 2025. Assets acquired under capital leases with an original cost of $2.1 million and $2.5 million and related accumulated amortization of $0.4 million and $0.5 million are included in property and equipment, net for the years ended September 30, 2009 and 2008, respectively. Amortization expense for the years ended September 30, 2009, 2008 and 2007 was $0.3 million, $0.3 million and $0.4 million, respectively.
The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30:

(in thousands)
2010	$118
2011	68
2012	61
2013	67
2014	74
Thereafter	1,410

Total minimum lease payments	$1,798

Interest expense on capital leases during the years ended September 30, 2009, 2008 and 2007 was $0.1 million, $0.1 million and $29 thousand, respectively.
16. Accruals for Self-Insurance and Other Commitments and Contingencies
The Company maintains employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured and professional and general liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate, with additional insurance coverage above the retention. In connection with the Merger, on June 29, 2006, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods. For workers’ compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis.
Beginning November 1, 2005, the Company’s self-insured portion of professional and general liability claims was transferred into the Company’s wholly-owned subsidiary captive insurance company. The captive insurance company also provides coverage for the Company’s employment practices liability beginning October 1, 2007. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements.
The Company is in the human services business and, therefore, has been and reasonably expects it will continue to be subject to claims alleging that the Company, its Mentors, or its employees failed to provide proper care for a client, as well as claims by the Company’s clients, Mentors, employees or community members against the Company for negligence, intentional misconduct or violation of applicable law. Included in the Company’s recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company’s programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.
The Company accrues for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While the Company believes the provision for contingencies is adequate, the outcome of the legal and other such proceedings is difficult to predict and the Company may settle claims or be subject to judgments for amounts that differ from the Company’s estimates.

17. Income Taxes
The benefit for income taxes consists of the following:

	Year Ended September 30,
(in thousands)	2009	2008	2007
Current:
Federal	$1,591	$754	$1,632
State	1,261	1,397	1,699

Total current taxes payable (benefit)	2,852	2,151	3,331
Net deferred tax benefit	(4,903)	(2,401)	(4,190)

Income tax benefit	$(2,051)	$(250)	$(859)

The Company (paid) received income taxes during the years ended September 30, 2009, 2008 and 2007 of $(0.8) million, $(0.1) million and $7.4 million, respectively. The Company received approximately $8.9 million by September 30, 2007, from the federal government due to a carryback of the net operating loss for the period from October 1, 2005 through June 29, 2006.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

	September 30,
(in thousands)	2009	2008
Gross deferred tax assets:
Deferred compensation	$711	$1,119
Interest rate swap agreements	4,830	3,924
Accrued workers’ compensation	7,833	6,106
Net operating loss carryforwards	5,314	5,592
Allowance for bad debts	2,228	1,816
Capital loss carryforward	—	96
Alternative minimum tax credit	—	463
Other	2,387	1,695

	23,303	20,811
Valuation allowance	(5,160)	(5,192)

Deferred tax assets	18,143	15,619
Deferred tax liabilities:
Depreciation	(14,559)	(13,331)
Amortization of goodwill and intangible assets	(111,231)	(110,567)
Other accrued liabilities	(3,693)	(3,469)

Net deferred tax liabilities	$(111,340)	$(111,748)

The Company is required to record a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a $5.2 million valuation allowance at September 30, 2009 and 2008 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance primarily related to certain state net operating loss carryforwards.
For federal purposes, the Company did not have any net operating loss carryforwards for fiscal 2009 and had net operating loss carryforwards of approximately $0.8 million for fiscal 2008. For state purposes, the Company had $105.7 million of net operating loss carryforwards for fiscal 2009, which expire from 2010 through 2029, and $105.5 million of net operating loss carryforwards for fiscal 2008, which expire from 2009 through 2028.

The following is a reconciliation between the statutory and effective income tax rates:

	Year Ended September 30,
(in thousands)	2009	2008	2007
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(5.0)	(7.2)	(7.6)
Nondeductible comp	(15.0)	(13.1)	(7.4)
Other nondeductible expenses	(1.1)	(6.1)	1.6
Credits	22.1	2.1	—
Unrecognized tax benefit	(2.8)	(4.6)	(2.6)
Other	(0.8)	(2.1)	2.6

Effective tax rate	32.4%	4.0%	21.6%

Companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
As of September 30, 2009 and September 30, 2008, there was $5.0 million and $5.4 million, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of September 30, 2009 and September 30, 2008, the Company had accrued a total of $1.4 million and $0.9 million in interest and penalties, respectively, in its current accrued liabilities.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

(in thousands)
Balance at October 1, 2008	$5,364
Reduction due to lapse of statute of limitation	(400)

Balance at September 30, 2009	$4,964

The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.
The Company files a federal consolidated return and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company believes that we have appropriate support for the income tax positions taken and to be taken on the Company’s income tax returns and that the Company’s accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter.
18. Segment Information
The Company previously operated its business in one reportable segment, Human Services, and one Other category. During the fourth quarter of fiscal 2009, the Company began managing the majority of its services to individuals with acquired brain injuries and other catastrophic injuries and illnesses differently. As a result, the Company changed the composition of its reportable segments to reflect two reportable segments, Human Services and Post Acute Specialty Rehabilitation Services.
The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and medically complex challenges. Human Services is organized in a reporting structure composed of two operating segments. The two operating segments are aggregated into one reportable segment based on similarity of the economic characteristics and services provided.
The Post Acute Specialty Rehabilitation Services segment provides a mix of health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. This segment is organized in a reporting structure composed of two operating segments which are aggregated based on similarity of economic characteristics and services provided. Activities classified as “Corporate” in the table below relate primarily to unallocated home office items.

The Company generally evaluates the performance of its operating segments based on income from operations. Segment disclosures for the years ended September 30, 2009, 2008 and 2007 have been conformed to reflect the change in the composition of the Company’s reportable operating segment. The following is a financial summary by reportable segment for the periods indicated.

		Post Acute
		Specialty
	Human	Rehabilitation
For the Year Ended September 30,	Services	Services	Corporate	Consolidated
(in thousands)

2009
Net revenue	$888,901	$90,496	$—	$979,397
Income (loss) from operations	74,239	10,768	(42,541)	42,466
Total assets	831,723	104,745	59,142	995,610
Depreciation and amortization	46,824	6,645	4,301	57,770
Purchases of property and equipment	12,819	8,652	5,927	27,398

2008
Net revenue	$861,431	$79,940	$—	$941,371
Income (loss) from operations	76,669	10,526	(42,989)	44,206
Total assets	849,725	88,533	78,175	1,016,433
Depreciation and amortization	42,818	5,870	2,556	51,244
Purchases of property and equipment	17,409	3,965	4,731	26,105

2007
Net revenue	$813,185	$74,483	$—	$887,668
Income (loss) from operations	71,299	12,546	(36,905)	46,940
Depreciation and amortization	44,260	5,601	1,620	51,481
Purchases of property and equipment	14,439	1,702	3,521	19,662
During fiscal 2009, 2008 and 2007, approximately 16% of the Company’s revenues were generated from contracts with government agencies in the state of Minnesota, which is included in the Human Services segment.
19. Stock-Based Compensation
NMH Investment issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units under its equity-based compensation plan. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. As of September 30, 2009, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units and 6,375 Class E Units authorized for issuance under the plan.
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
If an employee holder’s employment is terminated, NMH Investment may repurchase the holder’s Class B, C and D units. If the termination occurs within 12 months after the relevant measurement date, all of the B units will be repurchased at the initial purchase price, or cost. If the termination occurs during the following four-year period, the proportion of the B units that may be purchased at fair market value will be determined depending on the circumstances of the holder’s departure and the date of termination. From month 13 to month 60, if the holder is terminated without cause, or resigns for good reason, he or she is entitled to receive a higher proportion of the purchase price at fair market value than if he or she resigns voluntarily. This proportion increases ratably each month. For the C and D units, the holder is entitled to receive fair market value if he or she is terminated without cause or resigns for good reason or, after the third anniversary of the relevant measurement date, upon termination for any reason except for cause. Before the third anniversary, all the C and D units are callable at cost if the holder resigns without good reason. In the event of a termination for cause at any time, all of the units would be callable at cost. The Class E Units vest over time given continued service of the director as a member of the Board of Directors of the Company.
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

The fair value of the units granted during fiscal 2009 was calculated using the following assumptions: a term of 3.5 years, which is based on the expected term in which the units will be held; a risk-free interest rate of 1.27%, which is the 3.5 year U.S. federal treasury bond rate consistent with the term assumption; and expected volatility of 40%, which is based on the historical data of equity instruments of comparable companies.
The estimated fair value of the units, less an assumed forfeiture rate of 9.7%, was recognized in expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards. For Class B and E Units, the requisite service period is five years, and for Class C and D Units, the requisite service period is three years. The assumed forfeiture rate is based on an average of the Company’s historical forfeiture rates, which the Company estimates is indicative of future forfeitures.
The Company recorded $1.3 million, $2.2 million and $0.8 million of stock-based compensation expense for fiscal 2009, 2008 and 2007, respectively. Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations. The summary of activity under the plan is presented below:

		Weighted Average
	Units	Grant-Date
(in thousands)	Outstanding	Fair Value

Nonvested balance at September 30, 2006	—	$—
Granted	566,195	7.75
Forfeited	(1,521)	7.73
Vested	—	—

Nonvested balance at September 30, 2007	564,674	7.75
Granted	223,404	4.14
Forfeited	(30,107)	8.29
Vested	—	—

Nonvested balance at September 30, 2008	757,971	6.94
Granted	41,878	4.11
Forfeited	(51,219)	7.45
Vested	(570,516)	6.76

Nonvested balance at September 30, 2009	178,114	$6.70

As of September 30, 2009, there was $0.8 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 4.2 years.
20. Valuation and Qualifying Accounts
The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2009, 2008 and 2007:

	Balance at			Balance at
	Beginning			End
(in thousands)	of Period	Provision	Write-Offs	of Period

Year Ended September 30, 2009	$5,057	$11,712	$(10,873)	$5,896
Year Ended September 30, 2008	5,091	9,526	(9,560)	5,057
Year Ended September 30, 2007	1,208	8,435	(4,552)	5,091

21. Quarterly Financial Data (unaudited)
The following table presents consolidated statement of operations data for each of the eight quarters in the period beginning October 1, 2007 and ending September 30, 2009. This information is derived from the Company’s unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For the quarters ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2008	2008	2008	2008	2009	2009	2009
	(in thousands)
Net revenues	$232,105	$234,953	$237,287	$237,026	$241,233	$240,737	$247,133	$250,294
Gross profit	55,668	57,236	58,029	55,458	58,144	56,351	62,075	57,251
(Loss) income from continuing operations, net of tax	(435)	(1,307)	(1,191)	(3,096)	(2,383)	(1,256)	1,050	(1,687)
Income (loss) from discontinued operations, net of tax	116	(32)	(803)	(487)	42	74	(1,540)	244

Net loss	$(319)	$(1,339)	$(1,994)	$(3,583)	$(2,341)	$(1,182)	$(490)	$(1,443)

22. Subsequent Events
The Company has evaluated subsequent events up to the time of its filing with the Securities and Exchange Commission on December 22, 2009, which is the date that these financial statements were issued.