Form 10-Q
period 2009-12-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2010-02-11
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-129179
NATIONAL MENTOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1757086
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

313 Congress Street, 6th Floor
Boston, Massachusetts 02210	(617) 790-4800
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 11, 2010, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	December 31,	September 30,
	2009	2009

Assets
Current assets
Cash and cash equivalents	$35,529	$23,650
Restricted cash	6,040	5,192
Accounts receivable, net	117,795	118,969
Deferred tax assets, net	12,485	13,897
Prepaid expenses and other current assets	16,921	16,868

Total current assets	188,770	178,576

Property and equipment, net	143,715	145,876
Intangible assets, net	431,710	440,202
Goodwill	207,172	206,699
Other assets	15,246	16,047
Investment in related party debt securities	9,301	8,210

Total assets	$995,914	$995,610

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$18,074	$19,819
Accrued payroll and related costs	57,916	58,388
Other accrued liabilities	48,340	45,000
Obligations under capital lease, current	100	118
Current portion of long-term debt	3,713	7,415

Total current liabilities	128,143	130,740

Other long-term liabilities	13,971	13,462
Deferred tax liabilities, net	122,724	125,237
Obligations under capital lease, less current portion	1,661	1,680
Long-term debt, less current portion	503,532	500,763

Total liabilities	770,031	771,882

Shareholder’s equity
Common stock	—	—
Additional paid-in-capital	250,152	250,038
Other comprehensive loss, net of tax	(5,034)	(7,115)
Accumulated deficit	(19,235)	(19,195)

Total shareholder’s equity	225,883	223,728

Total liabilities and shareholder’s equity	$995,914	$995,610

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Net revenues	$251,828	$241,233
Cost of revenues	191,842	183,089

Gross profit	59,986	58,144
Operating expenses:
General and administrative	34,666	34,602
Depreciation and amortization	14,422	13,054

Total operating expenses	49,088	47,656

Income from operations	10,898	10,488
Other income (expense):
Management fee of related party	(276)	(223)
Other income (expense), net	58	(361)
Interest income	12	116
Interest income from related party	476	—
Interest expense	(11,880)	(12,439)

Loss from continuing operations before income taxes	(712)	(2,419)
Benefit for income taxes	(635)	(36)

Loss from continuing operations	(77)	(2,383)
Income from discontinued operations, net of tax	37	42

Net loss	$(40)	$(2,341)

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
Operating activities
Net loss	$(40)	$(2,341)
Adjustments to reconcile net loss to cash provided by operating activities:
Accounts receivable allowances	2,626	2,196
Depreciation and amortization of property and equipment	5,920	4,937
Amortization of other intangible assets	8,502	8,211
Amortization of deferred financing costs	791	825
Accretion of investment in related party debt securities	(242)	—
Stock based compensation	114	498
Loss on disposal of property and equipment	93	59
Gain on disposal of assets	(43)	(38)
(Gain) loss from sales of discontinued operations	(62)	245
Interest income from related party	(234)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,449)	103
Other assets	(162)	6,785
Accounts payable	(1,746)	(2,763)
Accrued payroll and related costs	(823)	(7,724)
Other accrued liabilities	5,981	4,030
Deferred taxes	(2,264)	(1,114)
Restricted cash	(848)	112
Other long-term liabilities	509	213

Net cash provided by operating activities	16,623	14,234

Investing activities
Cash paid for acquisitions, net	(14)	(13,106)
Purchases of property and equipment	(3,930)	(11,046)
Cash proceeds from sale of assets	43	76
Cash proceeds from sale of discontinued operations	39	83
Cash proceeds from sale of property and equipment	88	220

Net cash used in investing activities	(3,774)	(23,773)

Financing activities
Repayments of long-term debt	(933)	(934)
Repayments of capital lease obligations	(37)	(62)
Dividend to parent	—	(48)
Payments of deferred financing costs	—	(30)

Net cash used in financing activities	(970)	(1,074)
Net increase (decrease) in cash and cash equivalents	11,879	(10,613)
Cash and cash equivalents at beginning of period	23,650	38,908

Cash and cash equivalents at end of period	$35,529	$28,295

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)
1. Basis of Presentation
National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges. Since the Company’s founding in 1980, the Company has grown to provide services to approximately 24,000 clients in 34 states. The Company designs customized service plans to meet the unique needs of its clients in home- and community-based settings. Most of the Company’s services involve residential support, typically in small group home or host home settings, designed to improve the clients’ quality of life and to promote client independence and participation in community life. Other services that the Company provides include day programs, vocational services, case management, early intervention, family-based services, post-acute treatment and neurorehabilitation services, among others. The Company’s customized services offer its clients, as well as the payors of these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which is on file with the SEC. Operating results for the three months ended December 31, 2009 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
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
2. New Accounting Pronouncements
In December 2007, the FASB issued guidance in Accounting Standards Codification 805, Business Combinations (“ASC 805”). This update defines the acquirer as the entity that obtains control of a business in the business combination. This update also establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and expensing transaction costs for business combinations may introduce more volatility into earnings. The Company adopted this guidance on October 1, 2009 and the statement applies prospectively for business combinations incurred on or after that date. The adoption of ASC 805 resulted in $0.5 million of expensed transaction costs as of December 31, 2009, which are no longer capitalized under ASC 805.
In September 2006, the FASB issued guidance in Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”). The standard defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of the standard to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted this guidance on October 1, 2009 for nonfinancial assets and liabilities, which include goodwill and intangibles. The adoption did not have a material impact on the condensed consolidated financial statements of the Company.

3. Comprehensive Income (loss)
The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended
	December 31,
(in thousands)	2009	2008
Net loss	$(40)	$(2,341)
Changes in unrealized gain (losses) on derivatives	2,876	(9,576)
Changes in unrealized gain on available-for-sale debt securities	617	—
Income tax effect	(1,412)	3,872

Comprehensive income (loss)	$2,041	$(8,045)

4. Long-Term Debt
The Company’s long-term debt consists of the following:

	December 31,	September 30,
(in thousands)	2009	2009
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013
—fixed interest rate of 7.32%	$86,205	$88,988
—fixed interest rate of 6.89%	206,872	220,117
—variable interest rate of 2.26% and 2.29% at December 31, 2009 and September 30, 2009, respectively	30,198	15,008
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through June 29, 2012; variable interest rate (4.75% at December 31, 2009 and September 30, 2009)	3,970	4,065

	507,245	508,178
Less current portion	3,713	7,415

Long-term debt	$503,532	$500,763

Senior secured credit facilities
The Company’s senior credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the “term B loan”), a $125.0 million six-year senior secured revolving credit facility (the “senior revolver”) and a $20.0 million six-year senior secured synthetic letter of credit facility (together, the “senior secured credit facilities”).
The priority with regard to the right of payment on the Company’s debt is such that the senior secured credit facilities and the term loan mortgage have priority over all of the Company’s other long-term debt. The senior credit facilities are guaranteed by the Company’s subsidiaries, except for the captive insurance subsidiary, and are secured by substantially all of the assets of the Company. The results of operations of the captive insurance subsidiary are not material to the Company’s consolidated results of operations.
Total cash paid for interest on the Company’s debt amounted to approximately $5.8 million and $6.5 million for the three months ended December 31, 2009 and 2008, respectively.
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

To reduce the interest rate exposure, the Company entered into interest rate swap agreements whereby the Company fixed the interest rate on approximately $221.2 million of its $335.0 million term B loan, effective as of August 31, 2006 and maturing on June 30, 2010 and fixed the interest rate on approximately $113.3 million of its remaining $335.0 million term B loan, effective as of August 31, 2007 and maturing on September 30, 2010. In total, as of December 31, 2009, the Company fixed the interest rate on approximately $293.1 million of its $323.3 million term B loan.
The table below provides information about the Company’s interest rate swap agreements and remaining variable rate debt related to the term B loan.

	December 31,		September 30,
	2009		2010
(in thousands)	Swap		Swap
Interest Swap effective date	Value	Rate	Value	Rate
August 31, 2006(1)	$86,205	5.32%	$—	—
August 31, 2007(1)	206,872	4.89%	—	—
Variable rate debt(1)	30,198	0.26%	320,763	—

Total term B loan	$323,275	—	$320,763	—

(1)	Interest rates do not include 2.00% spread on LIBOR loans.
The swap is a derivative and the fair value of the swap agreements, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was approximately $9.6 million or $5.7 million after taxes at December 31, 2009 and approximately $12.4 million or $7.4 million after taxes at September 30, 2009. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions.
Since the Company has the ability to elect different interest rates on the debt at each reset date, the hedging relationship does not qualify for use of the shortcut method. Therefore, the effectiveness of the hedge relationships is assessed on a quarterly basis during the term of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness. The entire change in fair market value is recorded in shareholder’s equity, net of tax, on the condensed consolidated balance sheets as other comprehensive loss.
Senior revolver and synthetic letter of credit facility
The Company had approximately $27.7 million in standby letters of credit outstanding as of December 31, 2009 related to the Company’s workers’ compensation insurance coverage. Of these letters of credit, $20.0 million were issued under the Company’s synthetic letter of credit facility, and $7.7 million were issued under the Company’s $125.0 million senior revolver. Letters of credit in excess of the $20.0 million synthetic letter of credit facility reduce availability under the Company’s senior revolver. The Company had no borrowings and $117.3 million of availability under the $125.0 million senior revolver as of December 31, 2009. The interest rates for any senior revolver borrowings are equal to either LIBOR plus 2.00% or Prime plus 1.00%, at the Company’s option, and subject to reduction depending on the Company’s leverage ratio.
Senior subordinated notes
The Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the “senior subordinated notes”). The senior subordinated notes are guaranteed by the Company’s subsidiaries, except for the captive insurance subsidiary. The results of operations of the captive insurance subsidiary are not material to the Company’s result of operations.
Term loan mortgage
In January 2010, the Company entered into an agreement to extend the term of its mortgage facility through June 29, 2012, the maturity date of the senior credit agreement. As a result of this subsequent extension, the majority of the term loan mortgage balance has been classified as long-term debt. The term loan mortgage is secured by certain buildings and land of the Company.

Covenants
The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business, pay dividends, and, in the case of the senior credit agreement, require the Company to meet or exceed certain financial ratios. At December 31, 2009, the Company is in compliance with all covenants.
5. Related Party Transactions
Investment in Related Party Debt Securities
During fiscal 2009, the Company purchased approximately $11.5 million in aggregate principal amount of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”) for approximately $6.6 million. The security was classified as an available-for-sale debt security and was recorded on the Company’s condensed consolidated balance sheets as Investment in related party debt securities. The NMH Holdings notes were issued by NMH Holdings. Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes (“PIK Interest”) or (c) 50% in cash and 50% in PIK Interest.
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
NMH Holdings has paid all of the interest payments to date on the NMH Holdings notes entirely in PIK Interest which increased the principal amount by $47.1 million. The Company recorded $0.5 million of interest income related to the NMH Holdings notes for the three months ended December 31, 2009, which is recorded under Interest income from related party on the condensed consolidated statements of operations. Interest income from related party includes PIK Interest as well as the accretion of the purchase discount on the securities.
As of December 31, 2009, the Company’s investment in related-party debt securities had a carrying value of $8.2 million, and an approximate fair value of $9.3 million. As a result, the Company has recorded $1.1 million of unrealized holding gain in other comprehensive loss, $0.6 million of which was recorded in the first quarter of fiscal 2010. The fair value is reflected on the Company’s condensed consolidated balance sheets as Investment in related party debt securities. The debt security is scheduled to mature on June 15, 2014, but actual maturities may differ from the contractual or expected maturities since borrowers have the right to prepay obligations with or without prepayment penalties.
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
6. Fair Value Measurements
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

		Unadjusted Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
(in thousands):	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$35,529	$35,529	$—	$—
Interest rate swap agreements	$(9,563)	$—	$(9,563)	$—
Investment in related party debt securities	$9,301	$—	$9,301	$—
Cash and cash equivalents. Cash equivalents consist primarily of money market funds and bank deposits and the carrying value of cash equivalents approximates fair value.
Interest rate swap agreements. The fair value of the swap agreements was approximately $(9.6) million, or approximately $(5.7) million after taxes and was recorded in current liabilities (under Other accrued liabilities). The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves.
Investment in related party debt securities. The fair value of the investment in related party debt securities was approximately $9.3 million and was recorded in long-term assets (under Investment in related party debt securities). The fair value measurements consider observable market data that may include, among other data, credit ratings, credit spreads, future interest rates and risk free rates of return.
At December 31, 2009, the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair value. The carrying value and fair value of the Company’s debt instruments is as follows:

	December 31, 2009		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior subordinated notes	$180,000	$183,600	$180,000	$175,500
The Company estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available.
7. Income Taxes
The Company files a federal consolidated return and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended December 31, 2009, the Company’s effective income tax rate was 89.2% compared to an effective tax rate of 1.5% for the three months ended December 31, 2008. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, net operating losses not benefited and changes in the applicability of certain employment tax credits. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax.

As of October 1, 2007, the Company has recorded a reserve for uncertain tax positions. The Company’s reserve for uncertain income tax positions at December 31, 2009 is $5.0 million. There has been no change in unrecognized tax benefits in the three months ended December 31, 2009 and the Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.
8. Segment Information
The Company has two reportable segments, Human Services and Post Acute Specialty Rehabilitation Services (“SRS”).
The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and medically complex challenges. Human Services is organized in a reporting structure composed of two operating segments which are aggregated into one reportable segment based on similarity of the economic characteristics and services provided.
The SRS segment provides a mix of health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. This segment is organized in a reporting structure composed of two operating segments which are aggregated based on similarity of economic characteristics and services provided. Activities classified as “Corporate” in the table below relate primarily to unallocated home office items.
The Company generally evaluates the performance of its operating segments based on income from operations. Segment disclosures for the three months ended December 31, 2008 have been conformed to reflect the composition of the Company’s reportable operating segments. The following is a financial summary by reportable operating segment for the periods indicated.

		Post Acute
		Specialty
(in thousands)	Human	Rehabilitation
For the three months ended December 31,	Services	Services	Corporate	Consolidated

2009
Net revenue	$224,932	$26,896	$—	$251,828
Income (loss) from operations	20,388	2,485	(11,975)	10,898
Total assets	820,320	104,785	70,809	995,914
Depreciation and amortization	11,311	1,947	1,164	14,422
Purchases of property and equipment	2,839	374	717	3,930
2008
Net revenue	$220,234	$20,999	$—	$241,233
Income (loss) from operations	19,519	2,764	(11,795)	10,488
Depreciation and amortization	10,595	1,498	961	13,054
Purchases of property and equipment	4,144	5,363	1,539	11,046
9. Accruals for Self-Insurance and Other Commitments and Contingencies
The Company maintains employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance policies that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured and professional and general liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate, with additional insurance coverage above the retention. In connection with the Merger on June 29, 2006, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods. For workers’ compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis.
Beginning November 1, 2005, the Company’s self-insured portion of professional and general liability claims was transferred into the Company’s wholly-owned subsidiary captive insurance company. The captive insurance company also provides coverage for the Company’s employment practices liability beginning October 1, 2007. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying condensed consolidated financial statements.

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
10. Subsequent Events
The Company has evaluated subsequent events up to the time of its filing with the Securities and Exchange Commission on February 11, 2010, which is the date that these financial statements were issued. Subsequent to quarter end, the Company acquired two companies complimentary to its business. Aggregate consideration for these acquisitions was approximately $12.2 million.

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
Overview
Founded in 1980, we are a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges, or at risk youth (“ARY”). As of December 31, 2009, we provided our services to approximately 24,000 clients in 34 states through approximately 16,900 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, ICFs-MR or host home settings, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenues from state and county governmental payors, as well as smaller amounts from non-public payors, mostly for services provided to persons with acquired brain injury and other catastrophic injuries and illnesses.
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
We operate our business in two reportable segments, Human Services and Post Acute Specialty Rehabilitation Services(“SRS”). The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and medically complex challenges. The SRS segment provides a mix of health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses.

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
Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. In recent months our government payors in several states have responded to deteriorating revenue collections by implementing provider rate reductions, including in the states of Arizona, California and Minnesota where we have significant market presence. We cannot be certain whether there will be further rate reductions in the coming months as state governments address revenue shortfalls.
Historically, pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury.
Expansion
We have grown our business through expansion of existing markets and programs as well as through acquisitions.
Organic Growth
We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18-24 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended December 31, 2009, losses on new program starts for programs started within the last 18 months that generated operating losses were $3.6 million.
Acquisitions
As of December 31, 2009, we have completed 29 acquisitions since 2004, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.
Divestitures
We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenues
Revenues are reported net of allowances for unauthorized sales, estimated sales adjustments by business units and changes in the allowance for doubtful accounts. Revenues are also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the three months ended December 31, 2009, we derived approximately 90% of our net revenue from state and local government payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenues are billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenues may be affected by adjustments to our billed rates as well as write-offs of previously billed amounts. Revenues in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.
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
Occupancy costs represent a significant portion of our operating costs. As of December 31, 2009, we owned 405 facilities and one office, and we leased 900 facilities and 277 offices. We incur no facility costs for services provided in the home of a Mentor.
Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled approximately 0.5% and 0.4% of our net revenues for the three months ended December 31, 2009 and 2008, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $1.2 million and $0.9 million for the three months ended December 31, 2009 and 2008, respectively. We currently insure through our captive subsidiary professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. We also insure through our captive subsidiary employment practices liability claims of up to $240 thousand per claim and up to $1.0 million in the aggregate.
Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses. In fiscal 2008 and 2009, we invested in our infrastructure initiatives and business process improvements, which had a negative impact on our margin. As we continue to invest in our infrastructure initiatives and business process improvements our margin may continue to be negatively impacted.

Results of Operations
The following table sets forth the percentages of net revenues that certain items of operating data constitute for the periods indicated:

		Post Acute Specialty
Three Months Ended December 31,	Human Services	Rehabilitation Services	Corporate	Consolidated
(in thousands)
2009
Net revenue	$224,932	$26,896	$—	$251,828
Income (loss) from operations	20,388	2,485	(11,975)	10,898
Operating margin	9.1%	9.2%	—	4.3%

2008
Net revenue	$220,234	$20,999	$—	$241,233
Income (loss) from operations	19,519	2,764	(11,795)	10,488
Operating margin	8.9%	13.2%	—	4.3%
Three months ended December 31, 2009 compared to three months ended December 31, 2008
Consolidated
Consolidated revenue for the three months ended December 31, 2009 increased by $10.6 million, or 4.4%, compared to revenue for the three months ended December 31, 2008. Revenue increased approximately $9.4 million related to acquisitions that closed during fiscal 2009. In addition, revenue increased approximately $3.7 million related to organic growth, including growth related to new programs that began operations during fiscal 2009 and the first quarter of fiscal 2010. Revenue growth was partially offset by a reduction in revenue of approximately $2.5 million from businesses we divested in fiscal 2009.
Consolidated income from operations increased from $10.5 million for the three months ended December 31, 2008 to $10.9 million for the three months ended December 31, 2009 while operating margins remained constant at 4.3%. Our operating margin was positively impacted by our ongoing cost-containment efforts, including a decrease in overtime costs of $0.7 million. Offsetting our cost-containment efforts were an increase of $1.2 million in workers’ compensation costs, an increase of $1.4 million in depreciation and amortization expense and an increased investment in growth initiatives.
Human Services
Human Services revenue for the three months ended December 31, 2009 increased by $4.7 million, or 2.1% compared to the three months ended December 31, 2008. Revenue increased approximately $6.2 million related to acquisitions that closed during fiscal 2009. In addition, revenue increased approximately $1.0 million related to organic growth, including growth related to new programs that began operations during fiscal 2009 and the first quarter of fiscal 2010. Human Services revenue growth was partially offset by a reduction in revenue of approximately $2.5 million from businesses we divested in fiscal 2009.
Operating margin increased from 8.9% during the three months ended December 31, 2008 to 9.1% during the three months ended December 31, 2009. Our operating margin was positively impacted by our ongoing cost-containment efforts, including a decrease in our overtime costs of $0.8 million. Offsetting our cost-containment efforts were a $1.1 million increase in workers’ compensation costs and a $0.7 million increase in depreciation and amortization expense.
Post Acute Specialty Rehabilitation Services
Post Acute Specialty Rehabilitation Services revenue for the three months ended December 31, 2009 increased by $5.9 million, or 28.1%, compared to the three months ended December 31, 2008. This increase was primarily due to growth of $3.2 million related to acquisitions that closed during fiscal 2009. In addition, organic growth contributed additional revenue of $2.7 million.
Operating margin decreased from 13.2% for the three months ended December 31, 2008 to 9.2% for the three months ended December 31, 2009 primarily due to increased investment in growth initiatives, namely $0.6 million related to increased infrastructure and $0.4 million related to new or expanded facilities.

Corporate
Corporate represents corporate general and administrative expenses. Total corporate expense increased by approximately $0.2 million from the three months ended December 31, 2008 to $12.0 million for the three months ended December 31, 2009. Corporate expense increased approximately $0.5 million during the three months ended December 31, 2009 primarily due to expensed transaction costs related to acquisitions. Offsetting this increase was a $0.4 million decrease in stock based compensation expense.
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
Operating activities
Cash flows provided by operating activities for the three months ended December 31, 2009 were $16.6 million compared to $14.2 million for the three months ended December 31, 2008. The increase was primarily due to an increase in operating income. Our days sales outstanding decreased approximately half a day from 46.2 days at September 30, 2009 to 45.5 at December 31, 2009.
Investing activities
Net cash used in investing activities, primarily consisting of purchases of property and equipment and cash paid for acquisitions, was $3.8 million for the three months ended December 31, 2009 compared to $23.8 million for the three months ended December 31, 2008.
Cash paid for property and equipment for the three months ended December 31, 2009 was $3.9 million, or 1.6% of net revenue, and included approximately $0.2 million related to the implementation of a new billing system. Cash paid for property and equipment was $11.0 million, or 4.6% of net revenue, for the three months ended December 31, 2008 and included $4.3 million related to the purchase of real estate and $0.8 million related to the implementation of a new billing system.
Cash paid for acquisitions for the three months ended December 31, 2008 was $13.1 million, primarily reflecting the earnout payment of $12.0 million associated with the CareMeridian acquisition and the acquisition of RIA, Inc. for approximately $0.9 million. Cash paid for acquisitions for the three months ended December 31, 2009 was immaterial and related to the finalization of the purchase price for acquisitions.
Financing activities
Net cash used in financing activities was $1.0 million for the three months ended December 31, 2009 compared to $1.1 million for the three months ended December 31, 2008. Our financing activities primarily included the repayment of long term debt of $0.9 million for the three months ended December 31, 2009 and 2008.
During fiscal 2009, we purchased $11.5 million of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”) from our indirect parent company, NMH Holdings, Inc. (“NMH Holdings”). We may seek to purchase a portion of our outstanding debt or the debt of NMH Holdings from time to time. The amount of debt that may be purchased, if any, would be decided at the discretion of our Board of Directors and management and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors.
As mentioned above, our principal sources of funds are cash flows from operating activities and available borrowings under the $125.0 million senior revolver. As of December 31, 2009, we did not have any borrowings under our senior revolver. The availability on the senior revolver was reduced by $7.7 million to $117.3 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding. For a description of the senior credit facilities, see note 4 in the condensed consolidated financial statements. We believe that these funds will provide sufficient liquidity and capital resources to meet our near term and future financial obligations, including scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case.

Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of December 31, 2009:

		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$507,245	$3,713	$10,306	$493,226	$—
Operating lease obligations(2)	137,583	35,401	50,309	27,834	24,039
Capital lease obligations	1,761	100	127	144	1,390
Standby letters of credit	27,663	27,663	—	—	—

Total obligations and commitments	$674,252	$66,877	$60,742	$521,204	$25,429

(1)	Does not include interest on long-term debt or the $206.8 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings. Approximately $12.3 million of the outstanding senior floating rate toggle notes are held by us.

(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
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
Stock-Based Compensation
NMH Investment, LLC adopted an equity-based compensation plan, and issued units of limited liability company interests pursuant to such plan. The units are limited liability company interests and are available for issuance to our employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management values the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B and Class E units vest over a five-year service period. The Class C and Class D units vest over a three-year period based on service and on certain performance and/or investment return conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.
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
We, from time to time, enter into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on our debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying condensed consolidated statement of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income (loss) as a change to shareholder’s equity, net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability in our consolidated balance sheets.
Available-for-Sale Securities
Our investments in related party marketable debt securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each reporting period. Unrealized gains and losses arising from such valuation are reported, net of applicable income taxes, in other comprehensive income (loss).
Legal Contingencies
From time to time, we are involved in litigation and regulatory proceedings in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period. See “Part II, Item 1A. Risk Factors” for additional information.
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

The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Part II. Item 1A. Risk Factors” in this report as well as the following:
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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce our interest rate exposure, we entered into interest rate swap agreements whereby we fixed the interest rate on approximately $221.2 million of our $335.0 million term B loan, effective as of August 31, 2006 and maturing on June 30, 2010 and fixed the interest rate on approximately $113.3 million of our remaining $335.0 million term B loan, effective as of August 31, 2007 and maturing on September 30, 2010. In total, as of December 31, 2009, we fixed the interest rate on approximately $293.1 million of our $323.3 term B loan.

The table below provides information about the Company’s interest rate swap agreements and remaining variable rate debt related to the term B loan.

	December 31,		September 30,
	2009		2010
(in thousands)	Swap		Swap
Interest Swap effective date	Value	Rate	Value		Rate
August 31, 2006(1)	$86,205	5.32%	$—		—
August 31, 2007(1)	206,872	4.89%	—		—
Variable rate debt(1)	30,198	0.26%		320,763		—

Total term B loan	$323,275	—	$320,763		—

(1)	Interest rates do not include 2.00% spread on LIBOR loans.
As a result of the interest rate swap agreements, the variable rate debt outstanding was effectively reduced from $327.2 million outstanding to $34.2 million outstanding as of December 31, 2009. The variable rate debt outstanding relates to the term B loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the senior revolver, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $0.3 million.

Item 4.	Controls and Procedures
None.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2009, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009, because they are not yet able to conclude that we have remediated the material weaknesses in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
As reported in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, our management, with the participation of the principal executive officers and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009 (the last management’s assessment of internal control over financial reporting). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this assessment, management identified material weaknesses in our internal control over financial reporting as of September 30, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to our revenue and accounts receivable balances, as detailed below:
Revenue
As reported in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as of fiscal year-end, we had ineffective controls over the accuracy of revenue and accounts receivable balances. As of December 31, 2009, we continued to have the following material weaknesses.
•	We have insufficient segregation of duties within our new billing and accounts receivable system and insufficient controls to ensure appropriate access to our new billing and accounts receivable system and data. This material weakness increases the risk that erroneous or unauthorized revenue transactions could occur and the risk that they would not be detected on a timely basis if they do occur. Management is currently designing processes and controls to limit system access to appropriate personnel and segregate incompatible duties.
•	We have insufficient controls over the accuracy and validity of the billing rates used to calculate revenues recorded in our consolidated financial statements. We previously addressed this material weakness within our legacy accounts receivable system. However, our new billing and accounts receivable system is not yet able to generate timely reports to identify changes to billing rates for periodic review. Therefore, as of December 31, 2009, we have insufficient controls to verify that changes to billing rates entered into the new system were valid and accurate. This control deficiency increases the risk of errors in the invoicing and recording of billings to payors.
•	During the fourth quarter of fiscal 2009, we completed implementation of our new billing and accounts receivable system, operating in a majority of our operations, with the introduction of the system and related controls in multiple locations representing a substantial portion of our revenue. As of December 31, 2009, these controls had not yet been determined to be operating effectively. Because we have not yet conducted our review and testing of revenue controls for the revenue associated with these new locations, we are unable to conclude that these controls are operating effectively, and there can be no assurance that there are not additional material weaknesses relating to revenue.
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
(b) Changes in Internal Control over Financial Reporting
As discussed above, during the quarter ended September 30, 2009, we completed implementation of our new billing and accounts receivable system in a majority of our operations. This billing and accounts receivable system has affected, and will continue to affect, the processes that impact our internal control over financial reporting. As we optimize and remediate the system, we will review the related controls and may take further steps to ensure that they are effective and integrated appropriately.
In addition, during the quarter ended December 31, 2009, we began to consolidate the processing of vendor invoices from disparate field locations to one centralized location. In connection with this effort, we have redesigned our processes and our controls over the payment of invoices.
Except for the continuing optimization and remediation of our billing and accounts receivable system and consolidation of invoice processing, during the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II. Item 1A. Risk Factors” for additional information.
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
Reductions in reimbursement rates or failure to obtain increases in reimbursement rates could adversely affect our revenues, cash flows and profitability.
Our revenues and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 12% of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting or methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.
We have a significant amount of indebtedness. As of December 31, 2009, we had total indebtedness of approximately $509.0 million, no borrowings under our senior revolver and $117.3 million of availability under our senior revolver. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior revolver was reduced from $125.0 million as $7.7 million of letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding under the senior credit agreement.
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
In addition to our indebtedness noted above, our indirect parent company, NMH Holdings had $208.2 million aggregate principal amount of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”) outstanding as of December 31, 2009 (including the $12.3 million of which was held by us). NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $47.1 million, including the PIK Interest issued to us. NMH Holdings currently expects to elect to make interest payments entirely by increasing the NMH Holdings notes or issuing new notes (“PIK Interest”) through June 15, 2012.
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
In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three months ended December 31, 2009, our aggregate rental payments for these leases, including taxes and operating expenses, was approximately $10.7 million. These obligations could further increase the risks described above.
Current credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.
Due to the tightening of the credit markets, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash-flow needs. Moreover, tax revenues are down in many jurisdictions due to the economic recession and high rates of unemployment, and government payors may not be able to pay us for our services until they collect sufficient tax revenues. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In addition, in the event that our payors or other counterparties delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

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
Although our employees are generally not unionized, sixteen of our employees were represented by a labor union until September 30, 2009, when our only unionized program closed. Future unionization activities could result in an increase of our labor and other costs. The Employee Free Choice Act (“EFCA”) of 2009 (H.R. 1409) seeks to amend the National Labor Relations Act to make it easier for workers to be represented by labor unions. If the EFCA or a variation of this legislation becomes law, it could result in increased unionization activities. We may not be able to negotiate labor agreements on satisfactory terms with any future labor unions. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
As of December 31, 2009, we had approximately $34.2 million of floating rate debt outstanding after giving effect to interest rate swaps. As of December 31, 2009, NMH Holdings had $206.8 million of floating rate debt outstanding, net of discount, excluding the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt by approximately $0.3 million, and a 1% increase in the interest rate on the NMH Holdings notes would increase NMH Holdings’ interest expense on those notes by approximately $2.1 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.
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
We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation claims. Because of our high ratio of employees per client, and because of the inherent physical risk associated with the interaction of employees with our clients, many of whom have intensive care needs, the potential for incidents giving rise to workers’ compensation liability is relatively high.
We estimate liabilities associated with workers’ compensation risk and establish reserves each quarter based on internal valuations, third-party actuarial advice, historical loss development factors and other assumptions believed to be reasonable under the circumstances. As reported in Part I, Item 2 of this Quarterly Report on Form 10-Q for the three months ended December 31, 2009, in the first quarter of fiscal 2010, we recorded an increased charge for workers’ compensation expense compared to the first quarter of fiscal 2009. Our results of operations have been adversely impacted and may be adversely impacted in the future if actual occurrences and claims exceed our assumptions and historical trends.

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
In connection with our internal controls assessment required by the Sarbanes-Oxley Act of 2002 and as reported in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, we identified material weaknesses in our internal control over financial reporting. Management concluded that as of September 30, 2009, our internal control over financial reporting was not effective and, as a result, our disclosure controls and procedures were not effective. Descriptions of the material weaknesses are included in Item 4(T) of this Quarterly Report on Form 10-Q. We also reported material weaknesses in our prior year assessment, for the fiscal year ended September 30, 2008, including a material weakness in controls to verify the existence of our fixed asset balances. In connection with this material weakness, we identified errors during the quarter ended June 30, 2009 which resulted in an adjustment to reduce property and equipment by $1.8 million. While we have taken action and continue to take actions to remediate our identified material weaknesses, our new policies and procedures, when implemented, may not be effective in remedying all of the deficiencies in our internal control over financial reporting. The decentralized nature of our operations and the manual nature of many of our controls make compliance with the requirements of Section 404 and remediation of our material weaknesses especially challenging. The continuing optimization and remediation of our new billing and accounts receivable system and the consolidation of invoice processing at one centralized location have affected and will continue to affect a number of processes that impact our internal control over financial reporting, and we may identify additional material weaknesses or significant deficiencies in connection with these changes. A failure to remedy our material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements and could impede an upgrade to our credit rating, even if our creditworthiness otherwise improves. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, may result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.
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
Approximately 2% of our net revenues for the three months ended December 31, 2009 were derived from contracts with affiliates of Alliance Health and Human Services Inc., or “Alliance,”, an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.
Historically, some state governments interpreted federal law to preclude them from receiving federal reimbursement under Title IV-E of the Social Security Act for ARY services provided under a contract with a proprietary organization. However, in 2005 the Fair Access Foster Care Act of 2005 was signed into law, thereby allowing states to seek reimbursement from the federal government for ARY services provided by proprietary organizations. In some jurisdictions that interpreted the prior federal law to preclude them from seeking reimbursement for ARY services provided under a contract with a proprietary provider, or in others that prefer to contract with not-for-profit providers, we provide ARY services as a subcontractor of Alliance. We do not control Alliance, and none of our employees or agents has a role in the management of Alliance. Although Edward Murphy, our Chief Executive Officer, was an officer and director of Alliance immediately prior to becoming our President in September 2004, Mr. Murphy has no role in the management of Alliance. Our ARY business could be harmed if Alliance chooses to discontinue all or a portion of its service agreements with us. Our ARY business could also be harmed if the state or local governments that prefer that ARY services be provided by not-for-profit organizations determine that they do not want the service performed indirectly by for-profit companies like us on behalf of not-for-profit organizations. We cannot assure you that our contracts with Alliance will continue, and if these contracts are terminated without our consent, it could have an adverse effect on our business, financial condition and operating results. Alliance and its subsidiaries are organized as non-profit corporations and are recognized as tax-exempt under section 501(c)(3) of the Internal Revenue Code. As such, Alliance is subject to the public charity regulations of the states in which it operates and to the federal regulations governing tax-exempt entities. If Alliance fails to comply with the laws and regulations of the states in which it operates or with the federal regulations, it could be subject to penalties and sanctions, including the loss of tax-exempt status, which could preclude it from continuing to contract with certain state and local governments. Our business could be harmed if Alliance lost its contracts and was therefore unable to continue to contract with us.
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
For the three months ended December 31, 2009, approximately 16% of our revenues were generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. Minnesota recently enacted a rate cut of 2.58%, which took effect July 1, 2009, and we cannot assure you that we will not receive further rate reductions in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:
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
No equity securities of the Company or of its indirect parent, NMH Investment, LLC, were sold during the three months ended December 31, 2009.
Repurchases of Equity Securities
No equity securities of the Company were repurchased during the three months ended December 31, 2009.
The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the quarterly period ended December 31, 2009:

(d) Maximum
Number (or
			(c) Total Number	Approximate Dollar
			of Units Purchased	Value) of Shares (or
	(a) Class and		as Part of Publicly	Units) that May Yet
	Total Number of	(b) Average Price	Announced Plans	be Purchased Under
	Units Purchased	Paid per Unit	or Programs	the Plans or Programs
Month #1 (October 1, 2009 through October 31, 2009)	—	—	—	N/A
Month #2 (November 1, 2009 through November 30, 2009)	—	—	—	—
Month #3 (December 1, 2009 through December 31, 2009)	481.25 B Units	$0.05	—	N/A
	505.00 C Units	$0.03	—	N/A
	535.00 D Units	$0.01	—	N/A
The Company did not repurchase any of its common stock as part of an equity repurchase program during the first quarter of fiscal 2010. NMH Investment purchased all of the units listed in the table from one of our employees upon her departure.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On December 4, 2009, by consent in lieu of annual meeting, the Company’s sole stockholder voted to increase the size of the Board of Directors from six to seven members and to elect the following persons as directors: James L. Elrod, Jr., Pamela F. Lenehan, Kevin A. Mundt, Edward M. Murphy, Daniel S. O’Connell, Guy Sansone and Gregory T. Torres.
Item 5. Other Information
None.
Item 6. Exhibits
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
February 11, 2010	By:	/s/ Denis M. Holler
Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2		By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

10.1	*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Third Amendment and Restatement Adopted Effective as of December 4, 2009.	Incorporated by reference to Exhibit 10.11 of National Mentor Holdings, Inc. Form 10-K for fiscal year ended September 30, 2009 (the “2009 10-K”).

10.2	*	The MENTOR Network Incentive Compensation Plan effective October 1, 2009.	Incorporated by reference to Exhibit 10.17 of the 2009 10-K.

31.1		Certification of principal executive officer.	Filed herewith

31.2		Certification of principal executive officer.	Filed herewith

31.3		Certification of principal financial officer.	Filed herewith

32		Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

*	Management contract or compensatory plan or arrangement.