Form 10-Q
period 2010-03-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2010-05-13
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2010, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	September 30,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$13,722	$23,650
Restricted cash	6,995	5,192
Accounts receivable, net	121,708	118,969
Deferred tax assets, net	11,385	13,897
Prepaid expenses and other current assets	15,198	16,868

Total current assets	169,008	178,576
Property and equipment, net	142,380	145,876
Intangible assets, net	440,708	440,202
Goodwill	216,865	206,699
Other assets	14,988	16,047
Investment in related party debt securities	9,504	8,210

Total assets	$993,453	$995,610

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$20,785	$19,819
Accrued payroll and related costs	59,835	58,388
Other accrued liabilities	43,927	45,000
Obligations under capital lease, current	88	118
Current portion of long-term debt	3,684	7,415

Total current liabilities	128,319	130,740
Other long-term liabilities	14,230	13,462
Deferred tax liabilities, net	123,656	125,237
Obligations under capital lease, less current portion	1,643	1,680
Long-term debt, less current portion	502,627	500,763

Total liabilities	770,475	771,882
Shareholder’s equity
Common stock	—	—
Additional paid-in-capital	250,286	250,038
Other comprehensive loss, net of tax	(3,415)	(7,115)
Accumulated deficit	(23,893)	(19,195)

Total shareholder’s equity	222,978	223,728

Total liabilities and shareholder’s equity	$993,453	$995,610

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net revenue	$252,502	$240,737	$504,330	$481,970
Cost of revenue	193,659	184,386	385,502	367,474

Gross profit	58,843	56,351	118,828	114,496
Operating expenses:
General and administrative	34,197	32,724	68,861	67,326
Depreciation and amortization	14,444	13,287	28,866	26,341

Total operating expenses	48,641	46,011	97,727	93,667

Income from operations	10,202	10,340	21,101	20,829
Other income (expense):
Management fee of related party	(287)	(259)	(563)	(482)
Other expense, net	(185)	(440)	(128)	(801)
Interest income	18	28	31	144
Interest income from related party	469	117	945	117
Interest expense	(11,520)	(11,742)	(23,401)	(24,181)

Loss from continuing operations before income taxes	(1,303)	(1,956)	(2,015)	(4,374)
Benefit for income taxes	(736)	(700)	(1,369)	(736)

Loss from continuing operations	(567)	(1,256)	(646)	(3,638)
(Loss) income from discontinued operations, net of tax	(4,089)	74	(4,052)	116

Net loss	$(4,656)	$(1,182)	$(4,698)	$(3,522)

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2010	2009
Operating activities
Net loss	$(4,698)	$(3,522)
Adjustments to reconcile net loss to cash provided by operating activities:
Accounts receivable allowances	5,537	4,709
Depreciation and amortization of property and equipment	11,651	10,095
Amortization of other intangible assets	17,214	16,361
Amortization of deferred financing costs	1,598	1,640
Accretion of investment in related party debt securities	(481)	—
Stock-based compensation	248	835
Loss on disposal of property and equipment	389	267
Gain on disposal of assets	(43)	(38)
Non-cash impairment charge and other charges from discontinued operations	6,604	300
Non-cash interest income from related party	(464)	(117)
Changes in operating assets and liabilities:
Accounts receivable	(5,314)	(12,951)
Other assets	1,244	8,730
Accounts payable	761	(2,468)
Accrued payroll and related costs	411	(1,721)
Other accrued liabilities	2,912	2,791
Deferred taxes	(6,560)	(3,071)
Other long-term liabilities	768	456

Net cash provided by operating activities	31,777	22,296

Investing activities
Cash paid for acquisitions, net	(29,199)	(13,113)
Purchases of property and equipment	(9,061)	(17,263)
Purchase of related party debt securities	—	(6,555)
Changes in restricted cash	(1,800)	—
Cash proceeds from sale of assets	43	76
Cash proceeds from sale of discontinued operations	72	116
Cash proceeds from sale of property and equipment	174	520

Net cash used in investing activities	(39,771)	(36,219)

Financing activities
Repayments of long-term debt	(1,867)	(1,868)
Repayments of capital lease obligations	(67)	(110)
Dividend to parent	—	(7,306)
Parent capital contribution	—	201
Payments of deferred financing costs	—	(33)

Net cash used in financing activities	(1,934)	(9,116)
Net decrease in cash and cash equivalents	(9,928)	(23,039)
Cash and cash equivalents at beginning of period	23,650	38,908

Cash and cash equivalents at end of period	$13,722	$15,869

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
1. Basis of Presentation
National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges. Since the Company’s founding in 1980, the Company has grown to provide services to approximately 24,000 clients in 36 states. The Company designs customized service plans to meet the unique needs of its clients in home- and community-based settings. Most of the Company’s services involve residential support, typically in small group home or host home settings, designed to improve the clients’ quality of life and to promote client independence and participation in community life. Other services that the Company provides include day programs, vocational services, case management, early intervention, family-based services, post-acute treatment and neurorehabilitation services, among others. The Company’s customized services offer its clients, as well as the payors of these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly the financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2010 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
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
2. Recently Adopted Accounting Pronouncements
Authoritative guidance has recently been updated governing principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and expensing transaction costs for business combinations may introduce more volatility into earnings. The Company is required to record the present value of contingent consideration for all future years at the time of acquisition. The Company is required to review its estimates on a quarterly basis and subsequent changes to estimates are recorded in the statements of operations in the period of change. The Company adopted this guidance on October 1, 2009 and the statement applies prospectively for business combinations incurred on or after that date.

3. Comprehensive (Loss) Income
The components of comprehensive (loss) income and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2010	2009	2010	2009
Net loss	$(4,656)	$(1,182)	$(4,698)	$(3,522)
Changes in unrealized gain (losses) on derivatives	2,984	3,485	5,860	(6,091)
Changes in unrealized (losses) gain on available-for-sale debt securities	(265)	—	352	—
Income tax effect	(1,100)	(1,409)	(2,512)	2,463

Comprehensive (loss) income	$(3,037)	$894	$(998)	$(7,150)

4. Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31,	September 30,
(in thousands)	2010	2009
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013	$322,438	$324,113
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through June 29, 2012; variable interest rate (4.75% at March 31, 2010 and September 30, 2009)	3,873	4,065

	506,311	508,178
Less current portion	3,684	7,415

Long-term debt	$502,627	$500,763

Senior secured credit facilities
The Company’s senior credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the “term B loan”), a $125.0 million six-year senior secured revolving credit facility (the “senior revolver”) and a $20.0 million six-year senior secured synthetic letter of credit facility (together, the “senior secured credit facilities”).
The senior secured credit facilities and the term loan mortgage have priority in right of payment over all of the Company’s other long-term debt. The senior credit facilities are guaranteed by the Company’s subsidiaries, except for the captive insurance subsidiary, and are secured by substantially all of the assets of the Company.
Total cash paid for interest on the Company’s debt amounted to $15.8 million and $16.1 million for the three months ended March 31, 2010 and 2009, respectively, and $21.8 million and $22.7 million for the six months ended March 31, 2010 and 2009, respectively.
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

To reduce the interest rate exposure on the term B loan, the Company is a party to interest rate swap agreements with respect to $292.2 million of the $322.4 million outstanding as of March 31, 2010.  Effective August 31, 2006, the Company fixed a portion of the term B loan at 5.32% plus 2.00%, of which $85.7 million was outstanding at March 31, 2010.  These swap agreements mature on June 30, 2010.  Effective August 31, 2007, the Company fixed an additional portion of the term B loan debt at 4.89% plus 2.00%, of which $206.5 million was outstanding at March 31, 2010.  This swap agreement matures on September 30, 2010. The Company is considering its options for addressing interest rate exposure after the termination of these swap agreements.
The swap is a derivative and the fair value of the swap agreements, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $6.6 million or $3.9 million after taxes at March 31, 2010 and $12.4 million or $7.4 million after taxes at September 30, 2009. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions.
The Company accounts for these interest rate swaps as cash flow hedges. The effectiveness of the hedge relationships is assessed on a quarterly basis during the term of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matches the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumes 100% hedge effectiveness. The entire change in fair market value is recorded in shareholder’s equity, net of tax, on the condensed consolidated balance sheets as other comprehensive loss.
Senior revolver and synthetic letter of credit facility
The Company had no borrowings and $115.7 million of availability under the $125.0 million senior revolver as of March 31, 2010. The Company had $29.3 million in standby letters of credit outstanding as of March 31, 2010 related to the Company’s workers’ compensation insurance coverage. Of these letters of credit, $20.0 million were issued under the Company’s synthetic letter of credit facility, and $9.3 million were issued under the Company’s $125.0 million senior revolver. Letters of credit in excess of the $20.0 million synthetic letter of credit facility reduce availability under the Company’s senior revolver. The interest rates for any senior revolver borrowings are equal to either LIBOR plus 2.00% or Prime plus 1.00%, at the Company’s option, and subject to reduction depending on the Company’s leverage ratio.
Senior subordinated notes
The Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the “senior subordinated notes”) in connection with the merger of NMH MergerSub, Inc., a wholly-owned subsidiary of NMH Investment, LLC (“NMH Investment”), with and into the Company, with the Company as the surviving corporation, on June 29, 2006 (the “Merger”). The senior subordinated notes are guaranteed by the Company’s subsidiaries, except for the captive insurance subsidiary.
Term loan mortgage
In January 2010, the Company entered into an agreement to extend the term of its mortgage facility through June 29, 2012, the maturity date of the senior credit agreement. As a result of this extension, the majority of the term loan mortgage balance has been classified as long-term debt. The term loan mortgage is secured by certain buildings and land of the Company.

Covenants
The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business and pay dividends.
5. Acquisitions
Springbrook
On January 15, 2010, the Company acquired the assets of Springbrook, Inc. and an affiliate (together, “Springbrook”) for $6.3 million, subject to increase based on earnout provisions. Springbrook operates in Arizona and Oregon and provides residential and mental health services to individuals with developmental disabilities and behavioral issues.
Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.5 million in cash based upon achieving certain earnings targets (the “earnout”). The fair value of the cash earnout on the date of acquisition was $1.6 million that has been accrued for as contingent consideration. The Company is required to remeasure the fair value of the earnout at each reporting date until the contingency is resolved. Changes to the fair value are recognized in earnings in the period of the change. There was no change in fair value for the quarter ended March 31, 2010.
As a result of the Springbrook acquisition, the Company recorded $1.5 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The acquired intangible assets also included $5.2 million of agency contracts with a weighted average useful life of eleven years, $0.7 million of licenses and permits with a weighted average useful life of ten years and $0.1 million of non-compete/non-solicit with a weighted average useful life of five years.
NeuroRestorative
On February 22, 2010, in a purchase of stock and assets, the Company acquired a provider of neurobehavioral and supported living programs (“NeuroRestorative”) for $17.0 million. NeuroRestorative has operations in Arkansas, Louisiana, Oklahoma and Texas and serves individuals who have sustained a traumatic brain injury.
As a result of the NeuroRestorative acquisition, the Company recorded $5.9 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, none of which is expected to be deductible for tax purposes. The acquired intangible assets included $11.7 million of agency contracts with a weighted average useful life of eleven years, $1.4 million of licenses and permits with a weighed average useful life of ten years, $0.4 million of trade name with a weighed average useful life of eleven years and $0.3 million of non-compete/non-solicit arrangements with a weighed average useful life of five years.

Villages
In addition to Springbrook and NeuroRestorative, the Company acquired two California facilities (together, “Villages”), one on January 29, 2010 and one on February 11, 2010, engaged in neurorehabilitation services for total consideration of $6.0 million. As a result of these acquisitions, the Company recorded $2.7 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The acquired intangible assets included $3.0 million of agency contracts with a weighted average useful life of eleven years and $0.3 million of licenses and permits with a weighted average useful life of ten years.
The purchase prices for these acquisitions have been initially allocated as follows:

(in thousands)	Springbrook	NeuroRestorative	Villages
Accounts receivable, net	$240	$2,711	$—
Other assets, current and long-term	32	781	—
Property and equipment	171	293	20
Identifiable intangible assets	5,974	13,763	3,280
Goodwill	1,467	5,903	2,742
Contingent consideration	(1,617)	—	—
Accounts payable and accrued expenses	(7)	(6,451)	—

	$6,260	$17,000	$6,042

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
The unaudited pro forma results of operations provided below for the six months ended March 31, 2010 and 2009 is presented as though the acquisitions noted above had occurred at the beginning of the earliest period presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends.

	Six months ended
	March 31,	March 31,
	2010	2009
Net revenue	$519,174	$496,265
Income from operations	23,694	22,556
6. Discontinued Operations and Assets Held for Sale
REM Colorado
During the second quarter of fiscal 2010, the Company closed its business operations in the state of Colorado (“REM Colorado”) and recognized a pre-tax impairment charge of $2.5 million. This charge was reported separately as discontinued operations for the three and six months ended March 31, 2010. REM Colorado’s results of operations were immaterial to the consolidated financial statements and have not been reported separately as discontinued operations.
REM Maryland
Also during the second quarter of fiscal 2010, the Company adopted a plan to sell certain business operations in the state of Maryland (“REM Maryland”). For the three and six months ended March 31, 2010, the Company recorded a pre-tax impairment charge of $4.2 million related to the write-down of the REM Maryland assets to fair value and recorded the impairment charge separately as discontinued operations. At March 31, 2010, there was $1.8 million of property and equipment being held for sale.

REM Maryland’s net revenue and loss from operations for the three and six months ended March 31, 2010 and 2009 are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31		March 31
(in thousands)	2010	2009	2010	2009
Net revenue	$1,337	$1,564	$2,887	$3,258
Loss from operations	$(328)	$(162)	$(379)	$(181)
REM Maryland’s assets and results of operations are immaterial to the Company and, as a result, are not reported separately as assets held for sale or discontinued operations in the Company’s financial statements.
Both REM Colorado and REM Maryland were reported under the Human Services segment.
7. Related Party Transactions
Investment in Related Party Debt Securities
During fiscal 2009, the Company purchased $11.5 million in aggregate principal amount of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”) issued by the Company’s indirect parent company, NMH Holdings, Inc. (“NMH Holdings”), for $6.6 million. The security was classified as an available-for-sale debt security and was recorded on the Company’s condensed consolidated balance sheets as Investment in related party debt securities. Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes (“PIK Interest”) or (c) 50% in cash and 50% in PIK Interest.
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
NMH Holdings has paid all of the interest payments to date on the NMH Holdings notes entirely in PIK Interest which increased the principal amount by $50.9 million. The Company recorded $0.5 million and $0.9 million of interest income related to the NMH Holdings notes for the three and six months ended March 31, 2010, respectively, which is recorded under Interest income from related party on the condensed consolidated statements of operations. Interest income from related party includes PIK Interest as well as the accretion of the purchase discount on the securities.
As of March 31, 2010, the Company’s investment in related-party debt securities had a carrying value of $8.7 million, and an approximate fair value of $9.5 million which is reflected on the Company’s condensed consolidated balance sheets as Investment in related party debt securities. As a result, the Company has recorded $0.8 million of unrealized holding gain in other comprehensive loss, $0.4 million of which was recorded during the six months ended March 31, 2010. The debt security is scheduled to mature on June 15, 2014, but actual maturities may differ from the contractual or expected maturities since borrowers have the right to prepay obligations with or without prepayment penalties.
The Company evaluates available-for-sale securities for other-than-temporary impairment at least quarterly. If the fair value of a security is less than its cost, an other-than-temporary impairment is required to be recognized if either of the following criteria is met: (1) if the Company intends to sell the security; or (2) if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. There were no securities impaired on an other than temporary basis for the three and six months ended March 31, 2010.
Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, California and Nevada, which have various expiration dates extending out as far as May 2016. In connection with the acquisition of NeuroRestorative in the second quarter of fiscal 2010, the Company entered into a lease of a treatment facility in Arkansas with a former shareholder and executive who is providing consulting services. The lease is an operating lease with an initial ten-year term, and the total expected minimum lease commitment is $7.0 million. Related party lease expense was $0.9 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively and $1.8 million and $1.7 million for the six months ended March 31, 2010 and 2009, respectively.

8. Fair Value Measurements
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
Level 2:
Significant other observable inputs (quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability).

Level 3:	Significant unobservable inputs for the asset or liability. These values are generally determined using pricing models which utilize management estimates of market participant assumptions.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
(in thousands):	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$7,400	$7,400	$—	$—
Interest rate swap agreements	$(6,579)	$—	$(6,579)	$—
Investment in related party debt securities	$9,504	$—	$9,504	$—
Contingent consideration	$(1,617)	$—	$—	$(1,617)
Cash equivalents. Cash equivalents consist primarily of money market funds and the carrying value of cash equivalents approximates fair value.
Interest rate swap agreements. The fair value of the swap agreements was recorded in current liabilities (under Other accrued liabilities). The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves.
Investment in related party debt securities. The fair value of the investment in related party debt securities was recorded in long-term assets (under Investment in related party debt securities). The fair value measurements consider observable market data that may include, among other data, credit ratings, credit spreads, future interest rates and risk free rates of return.
Contingent consideration. The fair value of the earnout was accrued for and classified as contingent consideration. The fair value was determined based on unobservable inputs, namely management’s estimate of expected performance based on current information.

At March 31, 2010, the carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated fair value. The carrying value and fair value of the Company’s debt instruments are set forth below:

	March 31, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
(in thousands):	Amount	Value	Amount	Value
Senior subordinated notes	$180,000	$180,000	$180,000	$175,500
The Company estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available.
9. Income Taxes
The Company files a federal consolidated return and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended March 31, 2010, the Company’s effective income tax rate was 56.5% compared to an effective tax rate of 35.8% for the three months ended March 31, 2009. For the six months ended March 31, 2010, the Company’s effective income tax rate was 67.9% compared to an effective tax rate of 16.8% for the six months ended March 31, 2009. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, net operating losses not benefited and changes in the applicability of certain employment tax credits.
The Company’s reserve for uncertain income tax positions at March 31, 2010 is $5.0 million. There has been no change in unrecognized tax benefits in the three or six months ended March 31, 2010 and the Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax.
10. Segment Information
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

		Post Acute
		Specialty
(in thousands)	Human	Rehabilitation
For the three months ended March 31,	Services	Services	Corporate	Consolidated
2010
Net revenue	$222,296	$30,206	$—	$252,502
Income (loss) from operations	19,278	3,012	(12,088)	10,202
Total assets	834,975	110,860	47,618	993,453
Depreciation and amortization	11,089	2,182	1,173	14,444
Purchases of property and equipment	2,435	1,931	765	5,131
2009
Net revenue	$218,707	$22,030	$—	$240,737
Income (loss) from operations	17,798	3,200	(10,658)	10,340
Depreciation and amortization	10,731	1,563	993	13,287
Purchases of property and equipment	3,548	1,081	1,588	6,217

		Post Acute
		Specialty
(in thousands)	Human	Rehabilitation
For the six months ended March 31,	Services	Services	Corporate	Consolidated
2010
Net revenue	$447,228	$57,102	$—	$504,330
Income (loss) from operations	39,667	5,497	(24,063)	21,101
Total assets	834,975	110,860	47,618	993,453
Depreciation and amortization	22,398	4,130	2,338	28,866
Purchases of property and equipment	5,274	2,305	1,482	9,061
2009
Net revenue	$438,940	$43,030	$—	$481,970
Income (loss) from operations	37,317	5,965	(22,453)	20,829
Depreciation and amortization	21,325	3,061	1,955	26,341
Purchases of property and equipment	7,692	6,444	3,127	17,263
11. Accruals for Self-Insurance and Other Commitments and Contingencies
The Company maintains insurance for employment practices liability, professional and general liability, workers’ compensation liability, automobile liability and health insurance liabilities that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured and professional and general liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate, with additional insurance coverage above the retention. In connection with the Merger on June 29, 2006, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods. For workers’ compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis.
The Company’s wholly-owned subsidiary captive insurance company provides coverage for the Company’s self-insured portion of professional and general liability claims and its employment practices liability. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying condensed consolidated financial statements.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
Founded in 1980, we are a leading provider of home and community-based human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges, or at risk youth (“ARY”). As of March 31, 2010, we provided our services to approximately 24,000 clients in 36 states through approximately 16,400 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, Intermediate Care Facilities for the Mentally Retarded (“ICFs-MR”) or host home settings, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenue from state and county governmental payors, as well as smaller amounts from non-public payors, mostly for services provided to persons with acquired brain injury and other catastrophic injuries and illnesses.
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
We operate our business in two reportable segments, Human Services and Post Acute Specialty Rehabilitation Services (“SRS”). The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and medically complex challenges. The SRS segment provides a mix of health care and community-based human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses.
Factors affecting our operating results
Demand for Home and Community-Based Human Services
Our growth in revenue has historically been related to increases in the rates we receive for our services as well as increases in the number of individuals served. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, and upon acquisitions. We also attribute the continued growth in our client base to certain trends that are increasing demand in our industry, including demographic, medical and political developments.
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
Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Since the beginning of the current economic downturn, our government payors in several states have responded to deteriorating revenue collections by implementing provider rate reductions, including in the states of Arizona, California and Minnesota where we have significant market presence. In addition, the volume of referrals to our programs has also been constrained in many markets as payors have taken steps to reduce spending. We cannot be certain whether there will be further rate reductions in the coming months as state governments address revenue shortfalls.

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
Organic Growth
We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18-24 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended March 31, 2010, losses on new program starts for programs started within the last 18 months that generated operating losses were $3.8 million.
Acquisitions
As of March 31, 2010, we have completed 33 acquisitions since 2004, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.
On January 15, 2010, we acquired the assets of Springbrook, Inc. and an affiliate (together, “Springbrook”) for $6.3 million, subject to increase based on earnout provisions. Springbrook operates in Arizona and Oregon and provides residential and mental health services to individuals with developmental disabilities and behavioral issues.
On February 22, 2010, in a purchase of stock and assets, we acquired a provider of neurobehavioral and supported living programs (“NeuroRestorative”) for $17.0 million. NeuroRestorative has operations in Arkansas, Louisiana, Oklahoma and Texas and serves individuals who have sustained a traumatic brain injury.
In addition to Springbrook and NeuroRestorative, we acquired two California facilities (together, “Villages”), one on January 29, 2010 and one on February 11, 2010, engaged in neurorehabilitation services for total consideration of $6.0 million.
Divestitures
We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.
Net revenue
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments by business units. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the six months ended March 31, 2010, we derived approximately 90% of our net revenue from state and local government payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.
Expenses
Expenses directly related to providing services are classified as cost of revenue. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to our Mentors, residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food, medicine and transportation costs for clients requiring services. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy and insurance costs, as well as professional expenses such as consulting, legal and accounting services. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.
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
Occupancy costs represent a significant portion of our operating costs. As of March 31, 2010, we owned 406 facilities and one office, and we leased 923 facilities and 277 offices. We incur no facility costs for services provided in the home of a Mentor.
Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled 0.4% and 0.5% of our net revenue for the three months ended March 31, 2010 and 2009, respectively and 0.4% of our net revenue for the six months ended March 31, 2010 and 2009. We have incurred professional and general liability claims and insurance expense for professional and general liability of $1.1 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively and $2.3 million and $2.2 million for the six months ended March 31, 2010 and 2009, respectively. We currently insure through our wholly-owned captive insurance company professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. We also insure through our wholly-owned captive insurance company employment practices liability claims of up to $240 thousand per claim and up to $1.0 million in the aggregate.
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

Results of Operations

		Post Acute Specialty
		Rehabilitation
Three Months Ended March 31,	Human Services	Services	Corporate	Consolidated
(in thousands)
2010
Net revenue	$222,296	$30,206	$—	$252,502
Income (loss) from operations	19,278	3,012	(12,088)	10,202
Operating margin	8.7%	10.0%	—	4.0%
2009
Net revenue	$218,707	$22,030	$—	$240,737
Income (loss) from operations	17,798	3,200	(10,658)	10,340
Operating margin	8.1%	14.5%	—	4.3%

		Post Acute Specialty
		Rehabilitation
Six Months Ended March 31,	Human Services	Services	Corporate	Consolidated
(in thousands)
2010
Net revenue	$447,228	$57,102	$—	$504,330
Income (loss) from operations	39,667	5,497	(24,063)	21,101
Operating margin	8.9%	9.6%	—	4.2%
2009
Net revenue	$438,940	$43,030	$—	$481,970
Income (loss) from operations	37,317	5,965	(22,453)	20,829
Operating margin	8.5%	13.9%	—	4.3%
Three months ended March 31, 2010 compared to three months ended March 31, 2009
Consolidated
Consolidated revenue for the three months ended March 31, 2010 increased by $11.8 million, or 4.9%, compared to revenue for the three months ended March 31, 2009. Revenue increased $13.1 million related to acquisitions that closed during the period from January 1, 2009 to March 31, 2010 and $1.9 million related to organic growth, including growth related to new programs. Revenue growth was partially offset by a reduction in revenue of $3.2 million from businesses we divested during the same period.
Consolidated income from operations decreased from $10.3 million, or 4.3% of revenue, for the three months ended March 31, 2009 to $10.2 million, or 4.0% of revenue, for the three months ended March 31, 2010. Our operating margin decreased due to a $1.2 million increase in depreciation and amortization expense, primarily from acquisitions, a $0.9 million increase in our health insurance costs and a $0.8 million increase related to investment in growth initiatives. This decrease was partially offset by an increase in our cost-containment efforts.
In addition, consolidated net loss increased from $1.2 million for the three months ended March 31, 2009 to $4.7 million for the three months ended March 31, 2010. This increase was primarily due to loss from discontinued operations of $4.1 million, net of tax, related to the impairment charges recorded to close our business operations in the state of Colorado (“REM Colorado”) and to write-down the assets of certain business operations in the state of Maryland (“REM Maryland”) to fair value.
Human Services
Human Services revenue for the three months ended March 31, 2010 increased by $3.6 million, or 1.6% compared to the three months ended March 31, 2009. Revenue increased $7.4 million related to acquisitions that closed during the period from January 1, 2009 to March 31, 2010, but was partially offset by a reduction in revenue of $3.2 million from businesses we divested during the same period. Revenue from existing programs decreased $0.6 million due to a reduction in revenue from programs we closed during the period and due to rate reductions in states in which we operate.
Operating margin increased from 8.1% during the three months ended March 31, 2009 to 8.7% during the three months ended March 31, 2010 primarily due to our ongoing cost-containment efforts. Offsetting the cost-containment efforts was a $0.5 million increase in our health insurance costs as well as a $0.4 million increase in depreciation and amortization expense.
Human Services net loss was negatively impacted by the loss from discontinued operations of $4.1 million, net of tax, related to the impairment charges recorded to close REM Colorado and to write-down the REM Maryland assets to fair value.

Post Acute Specialty Rehabilitation Services
Post Acute Specialty Rehabilitation Services revenue for the three months ended March 31, 2010 increased by $8.2 million, or 37.1%, compared to the three months ended March 31, 2009 due to growth of $5.7 million related to acquisitions that closed during the period from January 1, 2009 to March 31, 2010 and $2.5 million related to organic growth.
Operating margin decreased from 14.5% for the three months ended March 31, 2009 to 10.0% for the three months ended March 31, 2010 primarily due to a $0.8 million increase in growth initiatives, namely $0.3 million related to increased infrastructure and $0.5 million related to new or expanded facilities. Operating margin also decreased due to a $0.6 million increase in depreciation and amortization expense and a $0.4 million increase in health insurance costs.
Corporate
Corporate represents corporate general and administrative expenses. Total corporate expense increased by $1.4 million from the three months ended March 31, 2009 to $12.1 million for the three months ended March 31, 2010. In connection with our consolidation of invoice processing from disparate field locations to a centralized shared services center, corporate expense increased $0.5 million. Expensed transaction costs related to acquisitions also contributed $0.2 million to expense during the three months ended March 31, 2010.
Six months ended March 31, 2010 compared to six months ended March 31, 2009
Consolidated
Consolidated revenue for the six months ended March 31, 2010 increased by $22.4 million, or 4.6%, compared to revenue for the six months ended March 31, 2009. Revenue increased $22.5 million related to acquisitions that closed during fiscal 2009 and 2010 and $6.2 million related to organic growth, including growth related to new programs. Revenue growth was partially offset by a reduction in revenue of $6.3 million from businesses we divested during the same period.
Consolidated income from operations increased from $20.8 million for the six months ended March 31, 2009 to $21.1 million for the six months ended March 31, 2010 while operating margins decreased from 4.3% to 4.2%. Our operating margin decreased due to a $2.5 million increase in depreciation and amortization expense, primarily from acquisitions, a $2.4 million increase in our health insurance costs, a $1.8 million increase in growth initiatives and a $1.1 million increase in our workers’ compensation costs. This decrease was partially offset by an increase in our cost-containment efforts.
In addition, consolidated net loss increased from $3.5 million for the six months ended March 31, 2009 to $4.7 million for the six months ended March 31, 2010. This increase was primarily due to the loss from discontinued operations of $4.1 million, net of tax, related to the impairment charges recorded to close our business operations in REM Colorado and to write-down the REM Maryland assets to fair value.
Human Services
Human Services revenue for the six months ended March 31, 2010 increased by $8.3 million, or 1.9% compared to the six months ended March 31, 2009. Revenue increased $13.7 million related to acquisitions that closed during fiscal 2009 and 2010 and $0.9 million related to organic growth, including growth related to new programs. Human Services revenue growth was offset by a reduction in revenue of $6.3 million from businesses we divested during the same period.
Operating margin increased from 8.5% during the six months ended March 31, 2009 to 8.9% during the six months ended March 31, 2010 primarily due to our ongoing cost-containment efforts. Offsetting our cost-containment efforts were a $1.7 million increase in our health insurance costs, a $1.1 million increase in depreciation and amortization expense and a $0.8 million increase in our workers’ compensation costs.
Human Services net loss was negatively impacted by the loss from discontinued operations of $4.1 million, net of tax, related to the impairment charges recorded to close REM Colorado and to write-down the REM Maryland assets to fair value.
Post Acute Specialty Rehabilitation Services
Post Acute Specialty Rehabilitation Services revenue for the six months ended March 31, 2010 increased by $14.1 million, or 32.7%, compared to the six months ended March 31, 2009. This increase was due to growth of $8.8 million related to acquisitions that closed during fiscal 2009 and 2010 and $5.3 million related to organic growth.
Operating margin decreased from 13.9% for the six months ended March 31, 2009 to 9.6% for the six months ended March 31, 2010 primarily due to a $1.8 million increase in growth initiatives, namely $0.9 million related to increased infrastructure and $0.9 million related to new or expanded facilities. Operating margin also decreased due to a $1.1 million increase in depreciation and amortization expense, a $0.7 million increase in our health insurance costs and a $0.3 million increase in our workers’ compensation costs.

Corporate
Corporate represents corporate general and administrative expenses. Total corporate expense increased by $1.6 million from the six months ended March 31, 2009 to $24.1 million for the six months ended March 31, 2010. In connection with our consolidation of invoice processing from disparate field locations to a centralized shared services center, corporate expense increased $0.8 million. Expensed transaction costs related to acquisitions also contributed $0.7 million to expense during the six months ended March 31, 2010.
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
Operating activities
Cash flows provided by operating activities for the six months ended March 31, 2010 were $31.8 million compared to $22.3 million for the six months ended March 31, 2009. Our days sales outstanding decreased one day from 46 days at September 30, 2009 to 45 days at March 31, 2010.
Investing activities
Net cash used in investing activities, primarily consisting of purchases of property and equipment and cash paid for acquisitions, was $39.8 million for the six months ended March 31, 2010 compared to $36.2 million for the six months ended March 31, 2009.
Cash paid for acquisitions for the six months ended March 31, 2010 was $29.2 million, primarily reflecting the acquisitions of NeuroRestorative for $17.0 million and Springbrook for $6.3 million, which is subject to increase based on earnout provisions. The fair value of the cash earnout was $1.6 million for the quarter ended March 31, 2010. In addition to NeuroRestorative and Springbrook, we acquired Villages for total consideration of $6.0 million. Cash paid for acquisitions for the six months ended March 31, 2009 was $13.1 million, primarily reflecting the earnout payment of $12.0 million associated with the CareMeridian acquisition and the acquisition of RIA, Inc. for $0.9 million.
Cash paid for property and equipment for the six months ended March 31, 2010 was $9.1 million, or 1.8% of net revenue, and included $0.9 million related to the purchase of real estate and $0.2 million related to the implementation of a new billing system. Cash paid for property and equipment was $17.3 million, or 3.6% of net revenue, for the six months ended March 31, 2009 and included $4.4 million related to the purchase of real estate and $1.4 million related to the implementation of a new billing system.
Investing activities for the six months ended March 31, 2009 also included the purchase of $11.5 million of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”) from our indirect parent company, NMH Holdings, Inc. (“NMH Holdings”) for $6.6 million.
Financing activities
Net cash used in financing activities was $1.9 million for the six months ended March 31, 2010 compared to $9.1 million for the six months ended March 31, 2009. Our financing activities for the six months ended March 31, 2010 and 2009, included the repayment of long term debt of $1.9 million.
During the six months ended March 31, 2009, we paid a dividend of $7.0 million to our direct parent company, which used the proceeds to make a distribution to NMH Holdings and NMH Holdings used the proceeds of the distribution to repurchase an aggregate principal amount of $13.9 million of the NMH Holdings notes.

We may seek to purchase a portion of our outstanding debt or the debt of NMH Holdings from time to time. The amount of debt that may be purchased, if any, would be decided at the discretion of our Board of Directors and management and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors.
As mentioned above, our principal sources of funds are cash flows from operating activities and available borrowings under the $125.0 million senior revolver. As of March 31, 2010, we did not have any borrowings under our senior revolver. The availability on the senior revolver was reduced by $9.3 million to $115.7 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding. For a description of the senior credit facilities, see note 4 to the condensed consolidated financial statements. We believe that these funds will provide sufficient liquidity and capital resources to meet our near term and future financial obligations, including scheduled principal and interest payments, as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future.
However, as of March 31, 2010, our indirect parent company, NMH Holdings had $212.0 million aggregate principal amount of the NMH Holdings notes outstanding (including the $12.7 million of which was held by us). NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, absent other sources of liquidity, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $50.9 million, including the PIK Interest issued to us. NMH Holdings currently expects to elect to make interest payments entirely by increasing the NMH Holdings notes or issuing new notes (“PIK Interest”) through June 15, 2012. Beginning September 15, 2012, interest payments must be made in cash, including the accrued PIK Interest. We expect the September 2012 payment to be in the range of $95.0 million to $100.0 million depending on interest rates.
Our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to pay dividends to our parent companies. We do not currently expect to have the ability under our debt agreements to make a dividend payment in an amount sufficient to satisfy the payment due in September 2012. In order to fund this payment, NMH Holdings may pursue various financing alternatives, including modifying the terms of our existing indebtedness or the indebtedness of NMH Holdings, raising new capital through debt or equity financing, retiring or purchasing our outstanding debt or the debt of NMH Holdings through exchanges for newly issued debt or equity securities or a combination of these alternatives. Any financings, repurchases or exchanges would be approved by the Board of Directors and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors. Such financings, repurchases or exchanges could have a material impact on our liquidity and could also require amendments to the agreements governing our outstanding debt obligations or those of NMH Holdings. Additional financing may not be available or, if available, may not be made on terms favorable to us.
Covenants
The senior credit agreement and the indenture governing the senior subordinated notes contain both affirmative and negative financial and non-financial covenants, including limitations on our ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business and pay dividends. In addition, in the case of the senior credit agreement, we are required to maintain a consolidated leverage ratio of no more than 5.00 to 1.00 as of March 31, 2010 and a consolidated interest coverage ratio of no less than 2.00 to 1.00 for the four consecutive fiscal quarters ended March 31, 2010. The leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters. Beginning with the quarter ending December 31, 2010, we will be required to maintain a consolidated leverage ratio of no more than 4.50 to 1.00 and a consolidated interest coverage ratio of no less than 2.25 to 1.00 for the four consecutive fiscal quarters ending December 31, 2010.
As of March 31, 2010, our consolidated leverage ratio was 4.20 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 2.68 to 1.00, as calculated in accordance with the senior credit agreement. As of March 31, 2010, total debt, net of cash and cash equivalents, was $495.9 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back, among other items, permitted start up losses, annualized EBITDA from acquisitions and certain unusual and non- recurring expenses.

Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the credit agreement, to net loss for the most recently completed four fiscal quarters ended March 31, 2010:

(in thousands)

Net loss	$(6,631)
Loss from discontinued operations, net of tax	5,347
Benefit for income taxes	(2,686)
Interest income	(80)
Interest income from related party	(2,030)
Interest expense	47,474
Depreciation and amortization	60,296
Management fee of related party	1,227
Loss on disposal of property and equipment	1,029
Loss on disposal of assets	376
Stock based compensation	719
Predecessor company claims	1,008
Acquisition costs	708
Annualized EBITDA from acquisitions	6,982
Permitted start up losses	3,764
Non-recurring fees and expenses	465
Other	154

Consolidated adjusted EBITDA per the senior credit agreement	$118,122

Set forth below is a calculation of interest expense, as calculated under the credit agreement, for the most recently completed four fiscal quarters ended March 31, 2010:

(in thousands)

Interest rate swap agreements	$13,776
Unused line of credit	609
Senior term B loan	8,546
Letters of credit	589
Senior subordinated notes	20,250
Term loan mortgage	194
Capital leases	175
Interest income	(80)

Interest expense per the senior credit agreement	$44,059

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.
Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of March 31, 2010:

		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$506,311	$3,684	$10,245	$492,382	$—
Operating lease obligations(2)	149,897	36,795	52,374	30,751	29,977
Capital lease obligations	1,731	88	125	147	1,371
Standby letters of credit	29,278	29,278	—	—	—

Total obligations and commitments	$687,217	$69,845	$62,744	$523,280	$31,348

(1)
Does not include interest on long-term debt or the $210.7 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings. We hold $12.7 million of the outstanding senior floating rate toggle notes.

(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
Off-balance sheet arrangements
We do not have any off-balance sheet transactions or interests.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results may differ from our estimates. These differences could be material to the financial statements.
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
Revenue Recognition
Revenue is reported net of any state provider taxes or gross receipts taxes levied on services we provide. Revenue is also reported net of allowances for unauthorized sales and estimated sales adjustments by business units. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in the payment trends in each business unit. Revenue is recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is reasonably assured.
We recognize revenue for services performed pursuant to contracts with various state and local government agencies and private health care agencies as follows: cost-reimbursement contract revenue is recognized at the time the service costs are incurred and units-of-service contract revenue is recognized at the time the service is provided. For our cost-reimbursement contracts, the rate provided by the payor is based on a certain level of service and types of costs incurred in delivering the service. From time to time, we receive payments under cost-reimbursement contracts in excess of the allowable costs required to support those payments. In such instances, we estimate and record a liability for such excess payments. At the end of the contract period, any balance of excess payments is maintained as a liability until it is reimbursed to the payor. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be enacted in states where we operate or by the federal government.
Accounts Receivable
Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers and commercial insurance companies. An estimated allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue in the statements of operations in the period of the change in estimate.

Accruals for Self-Insurance
We maintain employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers’ compensation, automobile and professional and general liability programs are based on analyses performed internally by management and may take into account reports by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. Changes in estimates are charged or credited to the statements of operations in a period subsequent to the change in estimate.
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
Discounted cash flows are based on management’s estimates of our future performance. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-life intangible assets. If updated calculations indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge is recorded in the statements of operations in the period of the change in estimate.
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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
To reduce the interest rate exposure on the term B loan, the Company is a party to interest rate swap agreements with respect to $292.2 million of the $322.4 million outstanding as of March 31, 2010. Effective August 31, 2006, the Company fixed a portion of the term B loan at 5.32% plus 2.00%, of which $85.7 million was outstanding at March 31, 2010. These swap agreements mature on June 30, 2010. Effective August 31, 2007, the Company fixed an additional portion of the term B loan debt at 4.89% plus 2.00%, of which $206.5 million was outstanding at March 31, 2010. This swap agreement matures on September 30, 2010. The Company is considering its options for addressing interest rate exposure after the termination of these swap agreements.
As a result of the interest rate swap agreements, the variable rate debt outstanding was effectively reduced from $326.3 million outstanding to $34.1 million outstanding as of March 31, 2010. The variable rate debt outstanding relates to the term B loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the senior revolver, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by $0.3 million.

Item 4.	Controls and Procedures.
None.

Item 4T.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of March 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010, because they are not yet able to conclude that we have remediated the material weaknesses in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
As reported in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, our management, with the participation of the principal executive officers and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2009 (management’s most recent assessment of internal control over financial reporting). In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with this assessment, management identified material weaknesses in our internal control over financial reporting as of September 30, 2009.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our material weaknesses relate to our revenue and accounts receivable balances, as detailed below:
Revenue
As reported in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as of fiscal year-end, we had ineffective controls over the accuracy of revenue and accounts receivable balances. As of March 31, 2010, we continued to have the following material weaknesses.
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

•
We have insufficient controls over the accuracy and validity of the billing rates used to calculate revenue recorded in our consolidated financial statements. We previously addressed this material weakness within our legacy accounts receivable system. However, our new billing and accounts receivable system is not yet able to generate timely reports to identify changes to billing rates for periodic review. Therefore, as of March 31, 2010, we have insufficient controls to verify that changes to billing rates entered into the new system were valid and accurate. This control deficiency increases the risk of errors in the invoicing and recording of billings to payors.

•
During the fourth quarter of fiscal 2009, we completed implementation of our new billing and accounts receivable system, operating in a majority of our operations, with the introduction of the system and related controls in multiple locations representing a substantial portion of our revenue. As of March 31, 2010, these controls had not yet been determined to be operating effectively. Because we have not yet conducted our review and testing of revenue controls for the revenue associated with these new locations, we are unable to conclude that these controls are operating effectively, and there can be no assurance that there are not additional material weaknesses relating to revenue.

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
In addition, during the quarter ended March 31, 2010, we continued to consolidate the processing of vendor invoices from disparate field locations to one centralized location. In connection with this effort, we have redesigned our processes and our controls over the payment of invoices.
Except for the continuing optimization and remediation of our billing and accounts receivable system and consolidation of invoice processing, during the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are in the human services business and, therefore, we have been and continue to be subject to claims alleging that we, our employees or our Mentors failed to provide proper care for a client. We are also subject to claims by our clients, our employees, our Mentors or community members against us for negligence, intentional misconduct or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.
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

Item 1A.	Risk Factors.
Reductions or changes in Medicaid funding or changes in budgetary priorities by the state and local governments that pay for our services could have a material adverse effect on our revenue and profitability.
We derive the vast majority of our revenue from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal funds ranging from, for federal fiscal year 2010, 65% to more than 82% of total costs, a number based largely on a state’s per capita income. Our revenue, therefore, is determined by the level of federal, state and local governmental spending for the services we provide. Budgetary pressures, particularly during recessionary periods, as well as other economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have been experiencing unprecedented budgetary pressures and have implemented or are considering initiating service reductions, rate freezes and/or rate reductions, including states where we derive significant revenue, such as Minnesota, California and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.
Reductions in reimbursement rates or failure to obtain increases in reimbursement rates could adversely affect our revenue, cash flows and profitability.
Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Twelve percent of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting or methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.
We have a significant amount of indebtedness. As of March 31, 2010, we had total indebtedness of $508.0 million, no borrowings under our senior revolver and $115.7 million of availability under our senior revolver. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior revolver was reduced from $125.0 million as $9.3 million of letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding under the senior credit agreement.
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

In addition to our indebtedness noted above, our indirect parent company, NMH Holdings had $212.0 million aggregate principal amount of the NMH Holdings notes outstanding as of March 31, 2010 (including the $12.7 million of which was held by us). NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, absent other sources of liquidity, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $50.9 million, including the PIK Interest issued to us. NMH Holdings currently expects to elect to make interest payments entirely by increasing the principal amount of the NMH Holdings notes or issuing new NMH Holdings notes (“PIK Interest”) through June 15, 2012. Beginning September 15, 2012, interest payments must be made in cash, including the accrued PIK Interest. We expect the September 2012 payment to be in the range of $95.0 million to $100.0 million depending on interest rates. Our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to pay dividends to our parent companies. We do not currently expect to have the ability under our debt agreements to make a dividend payment in an amount sufficient to satisfy the payment due in September 2012. NMH Holdings may pursue various financing alternatives to fund this payment, any of which could have a material impact on our liquidity and could also require amendments to the agreements governing our outstanding debt obligations or those of NMH Holdings. Additional financing may not be available or, if available, may not be made on terms favorable to us.
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
In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the six months ended March 31, 2010, our aggregate rental payments for these leases, including taxes and operating expenses, was $21.8 million. These obligations could further increase the risks described above.

Current credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.
Due to the tightening of the credit markets over the last several years, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash-flow needs. Moreover, tax revenue continues to be down in many jurisdictions due to the economic recession and high rates of unemployment, and government payors may not be able to pay us for our services until they collect sufficient tax revenue. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In addition, in the event that our payors or other counterparties delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.
Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations or increased unionization activities.
Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages, health care costs and other personnel costs, and adverse changes in client service models. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant. In addition, The Patient Protection and Affordable Care Act signed into law on March 23, 2010 will impose new mandates on employers. We are studying the potential impact of these mandates on our costs.
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
We are in the human services business and, therefore, we have been and continue to be subject to claims alleging that we, our employees or our Mentors failed to provide proper care for a client, as well as claims by our clients, our employees, our Mentors or community members against us for negligence, intentional misconduct or violation of applicable law. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings. We currently insure through our captive subsidiary amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Above these limits, we have limited additional third-party coverage. Awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law.
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
As of March 31, 2010, we had $34.1 million of floating rate debt outstanding after giving effect to interest rate swaps. As of March 31, 2010, NMH Holdings had $210.7 million of floating rate debt outstanding, net of discount, excluding the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt by $0.3 million, and a 1% increase in the interest rate on the NMH Holdings notes would increase NMH Holdings’ interest expense on those notes by $2.1 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.
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
We estimate liabilities associated with workers’ compensation risk and establish reserves each quarter based on internal valuations, third-party actuarial advice, historical loss development factors and other assumptions believed to be reasonable under the circumstances. As reported in Part I, Item 2 of this Quarterly Report on Form 10-Q for the six months ended March 31, 2010, we recorded an increased charge for workers’ compensation expense compared to the six months ended March 31, 2009. Our results of operations have been adversely impacted and may be adversely impacted in the future if actual occurrences and claims exceed our assumptions and historical trends.
If any of the state and local government agencies with which we have contracts determines that we have not complied with our contracts or have violated any applicable laws or regulations, our revenue may decrease, we may be subject to fines or penalties and we may be required to restructure our billing and collection methods.
We derive the vast majority of our revenue from state and local government agencies, and a substantial portion of this revenue is state-funded with federal Medicaid matching dollars. As a result of our participation in these government-funded programs, we are routinely subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these governmental payors may be entitled to, in their discretion:
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
In some states, we operate on a cost reimbursement model in which revenue is recognized at the time costs are incurred. In these states, payors audit our historical costs on a regular basis, and if it is determined that our historical costs are insufficient to justify our rates, our rates may be reduced, or we may be required to return fees paid to us in prior periods. In some cases we have experienced negative audit adjustments which are based on subjective judgments of reasonableness, necessity or allocation of costs in our services provided to clients. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors and adjustments of our rates. We cannot assure you that our rates will be maintained, or that we will be able to keep all payments made to us, until an audit of the relevant period is complete. Moreover, if we are required to restructure our billing and collection methods, these changes could be disruptive to our operations and costly to implement.
If we fail to establish and maintain relationships with state and local government agencies, we may not be able to successfully procure or retain government-sponsored contracts, which could negatively impact our revenue.
To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government agencies. These relationships enable us to maintain and renew existing contracts and obtain new contracts and referrals. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships and such personnel are generally not subject to non-compete or non-solicitation covenants. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts, and could negatively impact our revenue.

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
We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the maintenance and management of our work place for our employees, the quality of our service, the revenue we receive for our services, and reimbursement for the cost of our services. Compliance with these laws, regulations and policies is expensive, and if we fail to comply with these laws, regulations and policies, we could lose contracts and the related revenue, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 (as amended, “HIPAA”), which requires the establishment of privacy standards for health care information storage, retrieval and dissemination as well as electronic transmission and security standards, could result in potential penalties in certain of our businesses if we fail to comply with these privacy and security standards.
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
Our growth depends on the continuation of trends in our industry toward providing services to individuals in smaller, community-based settings and increasing the percentage of individuals served by non-governmental providers. The continuation of these trends and our future success are subject to a variety of political, economic, social and legal pressures, all of which are beyond our control. A reversal in the downsizing and privatization trends could reduce the demand for our services, which could adversely affect our revenue and profitability.
Regulations that require ARY services to be provided through not-for-profit organizations could harm our revenue or gross margin.
Two percent of our net revenue for the six months ended March 31, 2010 was derived from contracts with affiliates of Alliance Health and Human Services Inc., or “Alliance,”, an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.
Historically, some state governments interpreted federal law to preclude them from receiving federal reimbursement under Title IV-E of the Social Security Act for ARY services provided under a contract with a proprietary organization. However, in 2005 the Fair Access Foster Care Act of 2005 was signed into law, thereby allowing states to seek reimbursement from the federal government for ARY services provided by proprietary organizations. In some jurisdictions that interpreted the prior federal law to preclude them from seeking reimbursement for ARY services provided under a contract with a proprietary provider, or in others that prefer to contract with not-for-profit providers, we provide ARY services as a subcontractor of Alliance. We do not control Alliance, and none of our employees or agents has a role in the management of Alliance. Although

Edward M. Murphy, our Chief Executive Officer, was an officer and director of Alliance immediately prior to becoming our President in September 2004, Mr. Murphy has no role in the management of Alliance. Our ARY business could be harmed if Alliance chooses to discontinue all or a portion of its service agreements with us. Our ARY business could also be harmed if the state or local governments that prefer that ARY services be provided by not-for-profit organizations determine that they do not want the service performed indirectly by for-profit companies like us on behalf of not-for-profit organizations. We cannot assure you that our contracts with Alliance will continue, and if these contracts are terminated without our consent, it could have an adverse effect on our business, financial condition and operating results. Alliance and its subsidiaries are organized as non-profit corporations and are recognized as tax-exempt under section 501(c)(3) of the Internal Revenue Code. As such, Alliance is subject to the public charity regulations of the states in which it operates and to the federal regulations governing tax-exempt entities. If Alliance fails to comply with the laws and regulations of the states in which it operates or with the federal regulations, it could be subject to penalties and sanctions, including the loss of tax-exempt status, which could preclude it from continuing to contract with certain state and local governments. Our business could be harmed if Alliance lost its contracts and was therefore unable to continue to contract with us.
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
For the six months ended March 31, 2010, 16% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. Last year, Minnesota enacted a rate cut of 2.58%, which took retroactive effect July 1, 2009, and the governor has proposed an additional 2.50% rate cut to take effect July 1, 2010. While the legislature has not adopted the proposal for an additional rate cut at this time, we cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:
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
Since 1998, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. Our operations are highly decentralized, with many billing, accounting and collection functions being performed at the local level. This requires us to expend significant resources implementing and monitoring compliance at the local level. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to accommodate future growth. This will require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. Our inability to manage growth effectively could have a material adverse effect on our results of operations, financial position and cash flows.
We may be more susceptible to the effects of a public health catastrophe than other businesses due to the vulnerable nature of our client population.
Our primary clients are individuals with developmental disabilities, brain injuries, or emotionally, behaviorally or medically complex challenges, many of whom may be more vulnerable than the general public in a public health catastrophe. For example, in a flu pandemic, we could suffer significant losses to our client population and, at a high cost, be required to hire replacement staff and Mentors for workers who drop out of the workforce in very tight labor markets. Accordingly, certain public health catastrophes such as a flu pandemic could have a material adverse effect on our financial condition and results of operations.
We are controlled by our principal equityholder, which has the power to take unilateral action.
Vestar controls our business affairs and policies. Circumstances may occur in which the interests of Vestar could be in conflict with the interests of our debt holders. In addition, Vestar may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debt holders. For example, we may pursue various financing alternatives in order to fund required cash payments on the NMH Holdings notes, accrued interest for which will be due and payable in cash beginning September 15, 2012. Vestar is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Vestar may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Vestar continue to own a significant amount of our equity interests, even if such amount is less than 50%, Vestar will continue to be able to significantly influence or effectively control our decisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
No equity securities of the Company were sold during the three months ended March 31, 2010; however, the Company’s indirect parent, NMH Investment, LLC (“NMH Investment”), did sell equity securities during this period.
The following table sets forth the number of units of common equity of NMH Investment issued during the quarter ended March 31, 2010 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were issued under Rule 701 promulgated under the Securities Act of 1933.

Dates	Title of Securities	Amount	Purchasers	Consideration
January 12, 2010 to January 20, 2010	Class B Common Units	12,031.25	Certain employees	$601.56
	Class C Common Units	12,625.00		$378.75
	Class D Common Units	13,375.00		$133.75
Repurchases of Equity Securities
No equity securities of the Company were repurchased during the three months ended March 31, 2010, and no repurchases were made by NMH Investment.

The Company did not repurchase any of its common stock as part of an equity repurchase program during the second quarter of fiscal 2010.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
May 13, 2010	By:	/s/ Denis M. Holler
Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

4.1	Supplemental Indenture #10, dated as of February 22, 2010, by and among National Mentor Holdings, Inc., NeuroRestorative Associates, Inc. and U.S. Bank National Association, as trustee.	Filed herewith

4.2	Supplemental Indenture #11, dated as of April 14, 2010, by and among National Mentor Holdings, Inc., Timber Ridge Group, Inc. and U.S. Bank National Association, as trustee.	Filed herewith

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal executive officer.	Filed herewith

31.3	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith