Form 10-Q
period 2010-06-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2010-08-13
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 13, 2010, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	September 30,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$21,880	$23,650
Restricted cash	6,442	5,192
Accounts receivable, net	124,407	118,969
Deferred tax assets, net	9,972	13,897
Prepaid expenses and other current assets	16,250	16,868

Total current assets	178,951	178,576
Property and equipment, net	141,222	145,876
Intangible assets, net	433,962	440,202
Goodwill	224,821	206,699
Other assets	14,395	16,047
Investment in related party debt securities	10,040	8,210

Total assets	$1,003,391	$995,610

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$19,614	$19,819
Accrued payroll and related costs	62,838	58,388
Other accrued liabilities	53,267	45,000
Obligations under capital lease, current	74	118
Current portion of long-term debt	3,667	7,415

Total current liabilities	139,460	130,740
Other long-term liabilities	14,469	13,462
Deferred tax liabilities, net	121,460	125,237
Obligations under capital lease, less current portion	1,628	1,680
Long-term debt, less current portion	501,716	500,763

Total liabilities	778,733	771,882
Shareholder’s equity
Common stock	—	—
Additional paid-in-capital	250,581	250,038
Other comprehensive loss	(1,332)	(7,115)
Accumulated deficit	(24,591)	(19,195)

Total shareholder’s equity	224,658	223,728

Total liabilities and shareholder’s equity	$1,003,391	$995,610

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenue	$259,706	$244,679	$761,084	$721,731
Cost of revenue	199,054	182,792	581,418	545,551

Gross profit	60,652	61,887	179,666	176,180
Operating expenses:
General and administrative	33,756	32,435	102,419	99,367
Depreciation and amortization	14,650	16,378	43,062	42,346

Total operating expenses	48,406	48,813	145,481	141,713

Income from operations	12,246	13,074	34,185	34,467
Other income (expense):
Management fee of related party	(279)	(273)	(842)	(755)
Other expense, net	(221)	(182)	(347)	(895)
Interest income	4	29	35	173
Interest income from related party	480	605	1,425	722
Interest expense	(11,595)	(11,784)	(34,996)	(35,965)

Income (loss) from continuing operations before income taxes	635	1,469	(540)	(2,253)
Provision (benefit) for income taxes	1,435	234	63	(502)

(Loss) income from continuing operations	(800)	1,235	(603)	(1,751)
Income (loss) from discontinued operations, net of tax	99	(1,725)	(4,793)	(2,261)

Net loss	$(701)	$(490)	$(5,396)	$(4,012)

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2010	2009
Operating activities
Net loss	$(5,396)	$(4,012)
Adjustments to reconcile net loss to cash provided by operating activities:
Accounts receivable allowances	8,949	7,060
Depreciation and amortization of property and equipment	17,479	18,833
Amortization of other intangible assets	26,036	24,768
Amortization of deferred financing costs	2,401	2,456
Accretion of investment in related party debt securities	(721)	(357)
Stock-based compensation	638	1,232
Deferred income taxes	(8,734)	167
Loss on disposal of assets	399	928
Non-cash changes in contingent consideration	1,072	—
Non-cash impairment charge and other charges from discontinued operations	6,556	3,170
Non-cash interest income from related party	(704)	(365)
Changes in operating assets and liabilities:
Accounts receivable	(11,407)	(18,691)
Other assets	(26)	7,206
Accounts payable	(410)	(4,460)
Accrued payroll and related costs	3,414	(4,273)
Other accrued liabilities	8,082	1,090
Other long-term liabilities	1,007	1,470

Net cash provided by operating activities	48,635	36,222
Investing activities
Cash paid for acquisitions	(32,776)	(23,250)
Purchases of property and equipment	(14,465)	(22,259)
Purchase of related party debt securities	—	(6,555)
Changes in restricted cash	(1,247)	—
Cash proceeds from sale of assets	479	1,104
Cash proceeds from discontinued operations	590	3,203

Net cash used in investing activities	(47,419)	(47,757)
Financing activities
Repayments of long-term debt	(2,795)	(2,802)
Repayments of capital lease obligations	(96)	(168)
Dividend to parent	(95)	(7,306)
Parent capital contribution	—	452
Payments of deferred financing costs	—	(42)

Net cash used in financing activities	(2,986)	(9,866)
Net decrease in cash and cash equivalents	(1,770)	(21,401)
Cash and cash equivalents at beginning of period	23,650	38,908

Cash and cash equivalents at end of period	$21,880	$17,507

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2010
(Unaudited)
1. Basis of Presentation
National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges. Since the Company’s founding in 1980, the Company has grown to provide services to approximately 24,000 clients in 36 states. The Company designs customized service plans to meet the unique needs of its clients in home- and community-based settings. Most of the Company’s services involve residential support, typically in small group home or host home settings, designed to improve the clients’ quality of life and to promote client independence and participation in community life. Other services that the Company provides include day programs, vocational services, case management, early intervention, family-based services, post-acute treatment and neurorehabilitation services, among others. The Company’s customized services offer its clients as well as the payors of these services, an attractive, cost-effective alternative to human services provided in large, institutional settings.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. All significant intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2010 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
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
2. Comprehensive Income (Loss)
The components of comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Net loss	$(701)	$(490)	$(5,396)	$(4,012)
Changes in unrealized gain (losses) on derivatives	3,440	3,919	9,300	(2,172)
Changes in unrealized gain (losses) on available-for-sale debt securities	55	(206)	408	(206)
Income tax effect	(1,414)	(1,502)	(3,925)	962

Comprehensive income (loss)	$1,380	$1,721	$387	$(5,428)

3. Long-Term Debt
The Company’s long-term debt consists of the following:

	June 30,	September 30,
(in thousands)	2010	2009
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013	$321,600	$324,113
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through June 29, 2012; variable interest rate (4.75% at June 30, 2010 and September 30, 2009)	3,783	4,065

	505,383	508,178
Less current portion	3,667	7,415

Long-term debt	$501,716	$500,763

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
Total cash paid for interest on the Company’s debt amounted to $5.7 million and $6.0 million for the three months ended June 30, 2010 and 2009, respectively, and $27.5 million and $28.8 million for the nine months ended June 30, 2010 and 2009, respectively.
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
To reduce the interest rate exposure on the term B loan, the Company is a party to interest rate swap agreements with respect to $288.9 million of the $321.6 million outstanding as of June 30, 2010. Effective August 31, 2006, the Company fixed a portion of the term B loan at 5.32% plus 2.00%. This swap expired on June 30, 2010 and the Company has not entered into any replacement swap agreements for this portion of the debt. Effective August 31, 2007, the Company fixed an additional portion of the term B loan debt at 4.89% plus 2.00%. This swap expires on September 30, 2010 and the Company is considering its options for addressing interest rate exposure as these swap agreements terminate.
The fair value of the swap agreements, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $3.1 million at June 30, 2010 and $12.4 million at September 30, 2009. The fair value was recorded in current liabilities under Other accrued liabilities and was determined based on pricing models and independent formulas using current assumptions.
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

Senior revolver and synthetic letter of credit facility
The Company had no borrowings and $115.1 million of availability under the $125.0 million senior revolver as of June 30, 2010. The Company had $29.9 million in standby letters of credit outstanding as of June 30, 2010 related to the Company’s workers’ compensation insurance coverage. Of these letters of credit, $20.0 million were issued under the Company’s synthetic letter of credit facility, and $9.9 million were issued under the Company’s $125.0 million senior revolver. Letters of credit in excess of the $20.0 million synthetic letter of credit facility reduce availability under the Company’s senior revolver. The interest rates for any senior revolver borrowings are equal to either LIBOR plus 2.00% or Prime plus 1.00%, at the Company’s option, and subject to reduction depending on the Company’s leverage ratio.
Senior subordinated notes
The Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the “senior subordinated notes”) in connection with the merger of NMH MergerSub, Inc., a wholly-owned subsidiary of NMH Investment, LLC (“NMH Investment”), with and into the Company, with the Company as the surviving corporation, on June 29, 2006 (the “Merger”). The senior subordinated notes are guaranteed by the Company’s subsidiaries, except for the captive insurance subsidiary and are secured by substantially all of the assets of the Company.
Term loan mortgage
In January 2010, the Company entered into an agreement to extend the term of its mortgage facility through June 29, 2012, the maturity date of the senior credit agreement. As a result of this extension, the majority of the term loan mortgage balance has been classified as long-term debt. The term loan mortgage is secured by certain buildings and land of the Company.
Covenants
The senior credit agreement and the indenture governing the senior subordinated notes contain negative financial and non-financial covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business and pay dividends.
4. Acquisitions
Anchor Inne
On June 30, 2010, the Company acquired the assets of Anchor Inne, Inc. (“Anchor Inne”) for $3.4 million. Anchor Inne has operations in Pennsylvania and serves individuals who have sustained a traumatic brain injury.
As a result of the Anchor Inne acquisition, the Company recorded $1.3 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The acquired intangible assets included $1.9 million of agency contracts with a weighted average useful life of eleven years and $0.2 million of licenses and permits with a weighted average useful life of ten years.

The purchase price for this acquisition has been initially allocated as follows:

(in thousands)	Anchor Inne
Property and equipment	$55
Identifiable intangible assets	2,072
Goodwill	1,284

$3,411

Also in fiscal 2010, the Company acquired the assets of Springbrook, Inc. and an affiliate (together, “Springbrook”) for $6.3 million, subject to increase based on earnout provisions. Springbrook provides residential and mental health services to individuals with developmental disabilities and behavioral issues and is included in the Human Services segment.
In a purchase of stock and assets, the Company acquired a provider of neurobehavioral and supported living programs (“NeuroRestorative”) for $17.0 million. NeuroRestorative serves individuals who have sustained a traumatic brain injury and is included in the Post-Acute Specialty Rehabilitation Services segment.
In addition to Springbrook and NeuroRestorative, the Company acquired two California facilities (together, “Villages”), engaged in neurorehabilitation services for total consideration of $6.0 million. Villages is included in the Post-Acute Specialty Rehabilitation Services segment.
Pro forma Results of Operations
The operating results of the businesses acquired during fiscal 2010, including Anchor Inne, Springbrook, NeuroRestorative and Villages, were included in the consolidated statements of operations from the date of acquisition. The Company accounted for the acquisitions under the purchase method of accounting and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair market value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill.
The unaudited pro forma results of operations provided below for the nine months ended June 30, 2010 and 2009 is presented as though the acquisitions had occurred at the beginning of the earliest period presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends.

	Nine months ended
	June 30,	June 30,
	2010	2009
Net revenue	$785,268	$742,449
Income from operations	36,272	36,478
Contingent consideration
Authoritative guidance has recently been updated governing the requirements for the recognition and measurement of contingent consideration at their fair value on the acquisition date. The Company is required to remeasure the fair value of the earnout at each reporting date until the contingency is resolved and changes to the fair value are recognized in earnings in the period of the change. The Company adopted this guidance on October 1, 2009 and the statement applies prospectively for business combinations incurred on or after that date.
On January 15, 2010, the Company acquired the assets of Springbrook for $6.3 million, subject to increase based on earnout provisions. Pursuant to the acquisition agreement, the Company agreed to pay up to an additional $3.5 million in cash based upon achieving certain earnings targets (the “earnout”). The fair value of the cash earnout on the date of acquisition was $1.6 million which was initially accrued for as contingent consideration. During the third quarter of fiscal 2010, the Company recorded an additional $1.1 million to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of Springbrook. This increase resulted in a liability due to seller of $2.7 million at June 30, 2010. The increase in contingent consideration is included in general and administrative expenses in the consolidated statements of operations.
During fiscal 2009, the Company acquired the stock of Institute for Family Centered Services, Inc. (“IFCS”) for approximately $11.5 million, which was subject to increase based on earnout provisions. During the third quarter of fiscal 2010, the Company recorded an additional $6.6 in contingent consideration related to this acquisition. Since IFCS was acquired prior to October 1, 2009, the contingent consideration was recorded as additional goodwill.
5. Discontinued Operations
During fiscal 2010, the Company discontinued its business operations in the state of Colorado (“REM Colorado”) and certain business operations in the state of Maryland (“REM Maryland”), both of which are reported under the Human Services segment.

REM Colorado
During fiscal 2010, the Company closed REM Colorado and recognized a pre-tax loss of $0.1 million and $3.1 million for the three and nine months ended June 30, 2010, respectively. The operations of REM Colorado are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for the nine months ended June 30, 2010 included a $2.5 million impairment charge.
REM Maryland
Also during fiscal 2010, the Company adopted a plan to sell REM Maryland. The operations of REM Maryland are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for the nine months ended June 30, 2010 included a $4.2 million impairment charge. At June 30, 2010, there was $1.8 million of property and equipment held for sale which is immaterial to the Company and, as a result, is not reported separately as assets held for sale in the Company’s financial statements.
REM Maryland’s and REM Colorado’s net revenue and loss before taxes for the three and nine months ended June 30, 2010 and 2009 are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30		June 30
(in thousands)	2010	2009	2010	2009
Net revenue	$800	$2,454	$3,751	$7,372
Loss before taxes	$(639)	$(1,107)	$(8,639)	$(2,388)
6. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the nine months ended June 30, 2010 are as follows:

		Post-Acute
		Specialty
	Human	Rehabilitation
(in thousands)	Services	Services	Total
Balance as of September 30, 2009	$166,273	$40,426	$206,699
Goodwill acquired through acquisitions	1,449	9,963	11,412
Goodwill written off related to disposal of businesses	(435)	—	(435)
Adjustments to goodwill	6,832	313	7,145

Balance as of June 30, 2010	$174,119	$50,702	$224,821

The adjustments to goodwill primarily included $6.6 million related to the earnout associated with the Springbrook acquisition. The remaining adjustments related to the finalization of the purchase price for acquisitions.
Intangible Assets
Intangible assets consist of the following as of June 30, 2010:

	Gross
(in thousands)	Carrying	Accumulated	Intangible
Description	Value	Amortization	Assets, Net
Agency contracts	$455,875	$106,086	$349,789
Non-compete/non-solicit	1,044	352	692
Relationship with contracted caregivers	12,804	5,629	7,175
Trade names	4,039	1,358	2,681
Trade names (Indefinite life)	47,700	—	47,700
Licenses and permits	39,856	14,695	25,161
Intellectual property	904	140	764

	$562,222	$128,260	$433,962

Intangible assets consist of the following as of September 30, 2009:

	Gross
(in thousands)	Carrying	Accumulated	Intangible
Description	Value	Amortization	Assets, Net
Agency contracts	$439,793	$86,067	$353,726
Non-compete/non-solicit	618	227	391
Relationship with contracted caregivers	12,886	4,611	8,275
Trade names	3,637	1,058	2,579
Trade names (Indefinite life)	47,700	—	47,700
Licenses and permits	38,994	12,324	26,670
Intellectual property	904	43	861

	$544,532	$104,330	$440,202

Amortization expense was $8.8 million and $7.7 million for the three months ended June 30, 2010 and 2009, respectively and $25.8 million and $23.8 million for the nine months ended June 30, 2010 and 2009, respectively.
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
NMH Holdings has paid all of the interest payments to date on the NMH Holdings notes entirely in PIK Interest which has increased the principal amount by $54.9 million since they were issued. The Company recorded interest income related to the NMH Holdings notes of $0.5 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively and $1.4 million and $0.7 million for the nine months ended June 30, 2010 and 2009, respectively. This interest income is recorded under Interest income from related party in the condensed consolidated statements of operations and includes PIK Interest as well as the accretion of the purchase discount on the securities. Total PIK Interest included in the balance of available-for-sale debt security totals $0.7 million as of June 30, 2010.
As of June 30, 2010, the Company’s investment in related-party debt securities had a carrying value of $9.1 million, and an approximate fair value of $10.0 million which is reflected on the Company’s condensed consolidated balance sheets as Investment in related party debt securities. As a result, the Company has recorded $0.9 million of unrealized holding gain in other comprehensive loss, $0.4 million of which was recorded during the nine months ended June 30, 2010. The debt security is scheduled to mature on June 15, 2014, but actual maturities may differ from the contractual or expected maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

The Company evaluates available-for-sale securities for other-than-temporary impairment at least quarterly. If the fair value of a security is less than its cost, an other-than-temporary impairment is required to be recognized if either of the following criteria is met: (1) if the Company intends to sell the security; or (2) if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. There were no securities impaired on an other than temporary basis at June 30, 2010.
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
Related party lease expense was $1.1 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively and $2.9 million and $2.6 million for the nine months ended June 30, 2010 and 2009, respectively.
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
A description of the valuation methodologies used for instruments measured at fair value as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Assets and liabilities recorded at fair value at June 30, 2010 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
(in thousands):	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$15,900	$15,900	$—	$—
Interest rate swap agreements	$(3,139)	$—	$(3,139)	$—
Investment in related party debt securities	$10,040	$—	$10,040	$—
Contingent consideration	$(2,689)	$—	$—	$(2,689)
Assets and liabilities recorded at fair value at September 30, 2009 consist of the following:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
(in thousands):	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$17,000	$17,000	$—	$—
Interest rate swap agreements	$(12,439)	$—	$(12,439)	$—
Investment in related party debt securities	$8,210	$—	$8,210	$—
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
The following table provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The fair value of the Springbrook earnout on January 15, 2010, the date of acquisition, was $1.6 million and there was no change in fair value for the quarter ended March 31, 2010. During the third quarter of fiscal 2010, the Company recorded an additional $1.1 million to the contingent consideration obligation.

Due to Seller
Balance at March 31, 2010	$(1,617)
Change in fair value of contingent consideration	(1,072)

Balance at June 30, 2010	$(2,689)

At June 30, 2010, the carrying values of cash, accounts receivable and accounts payable approximated fair value. The carrying value and fair value of the Company’s debt instruments are set forth below:

	June 30, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
(in thousands):	Amount	Value	Amount	Value
Senior subordinated notes	$180,000	$180,450	$180,000	$175,500
The Company estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available.
9. Income Taxes
The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended June 30, 2010, the Company’s effective income tax rate was 226.0% compared to an effective tax rate of 15.9% for the three months ended June 30, 2009. For the nine months ended June 30, 2010, the Company’s effective income tax rate was (11.7)% compared to an effective tax rate of 22.3% for the nine months ended June 30, 2009. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, net operating losses not benefited and changes in the applicability of certain employment tax credits.
The Company files a federal consolidated return and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company’s reserve for uncertain income tax positions at June 30, 2010 is $5.0 million. There has been no change in unrecognized tax benefits in the three or nine months ended June 30, 2010 and the Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as income tax.
10. Segment Information
The Company has two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services (“SRS”).
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

The SRS segment provides a mix of health care and community-based health and human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses. This segment is organized in a reporting structure composed of two operating segments which are aggregated based on similarity of economic characteristics and services provided.
Activities classified as “Corporate” in the table below relate primarily to unallocated home office items.
The Company generally evaluates the performance of its operating segments based on income from operations. The following is a financial summary by reportable operating segment for the periods indicated.

		Post-Acute
		Specialty
(in thousands)	Human	Rehabilitation
For the three months ended June 30,	Services	Services	Corporate	Consolidated
2010
Net revenue	$223,081	$36,625	$—	$259,706
Income (loss) from operations	21,055	3,709	(12,518)	12,246
Total assets	806,563	140,524	56,304	1,003,391
Depreciation and amortization	10,840	2,610	1,200	14,650

2009
Net revenue	$221,348	$23,331	$—	$244,679
Income (loss) from operations	20,503	3,212	(10,641)	13,074
Depreciation and amortization	13,513	1,665	1,200	16,378

		Post-Acute
		Specialty
(in thousands)	Human	Rehabilitation
For the nine months ended June 30,	Services	Services	Corporate	Consolidated
2010
Net revenue	$663,975	$97,109	$—	$761,084
Income (loss) from operations	60,201	10,564	(36,580)	34,185
Total assets	806,563	140,524	56,304	1,003,391
Depreciation and amortization	32,836	6,689	3,537	43,062
Purchases of property and equipment	8,587	4,394	1,484	14,465
2009
Net revenue	$652,787	$68,944	$—	$721,731
Income (loss) from operations	56,784	10,775	(33,092)	34,467
Depreciation and amortization	34,542	4,649	3,155	42,346
Purchases of property and equipment	10,477	7,448	4,334	22,259
11. Stock-Based Compensation
Under its equity-based compensation plan adopted in 2006, NMH Investment has issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. As of June 30, 2010, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units and 6,375 Class E Units authorized for issuance under the plan. These units derive their value from the value of the Company.
On June 4, 2010, NMH Investment amended the terms of the Class B and Class D Units. As a result of the amendment, the vesting period of the Class B Units was shortened from 61 months to 48 months. Assuming continued employment of the employee with the Company, 40 percent of the Class B Units vest at the end of 37 months from the relevant measurement date, and the remaining 60 percent vest ratably each month over the remainder of the term. Assuming continued employment, the Class C Units and Class D Units vest after three years, subject to certain performance conditions and/or investment return conditions being met or achieved. For the Class C Units, the performance conditions relate to the Company achieving certain financial targets for the fiscal years ended September 30, 2007, 2008 and 2009, all of which were met. For the Class D Units, the performance conditions relate to the Company achieving certain financial targets for the same fiscal years, and the amendment created two additional performance conditions for the fiscal years ended September 30, 2010 and 2011 because the Company failed to achieve the 2008 and 2009 targets. For both the Class C Units and the Class D Units, the investment return conditions relate to Vestar receiving a specified multiple on its investment upon a liquidation event. The amendment resulted in a modification charge of approximately $0.3 million which is being recognized in the third quarter of fiscal 2010 and is included in general and administrative expense in the accompanying consolidated statements of operations.

If an employee holder’s employment is terminated, NMH Investment may repurchase the holder’s Class B, C and D units. If the termination occurs within 12 months after the relevant measurement date, all of the B units will be repurchased at the initial purchase price, or cost. If the termination occurs during the following three-year period, the proportion of the B units that may be purchased at fair market value will be determined depending on the circumstances of the holder’s departure and the date of termination. From month 13 to month 48, if the holder is terminated without cause, or resigns for good reason, he or she is entitled to receive a higher proportion of the purchase price at fair market value than if he or she resigns voluntarily. This proportion increases ratably each month. For the C and D units, the holder is entitled to receive fair market value if he or she is terminated without cause or resigns for good reason or, after the third anniversary of the relevant measurement date, upon termination for any reason except for cause. Before the third anniversary, all the C and D units are callable at cost if the holder resigns without good reason. In the event of a termination for cause at any time, all of the units would be callable at cost. The Class E Units vest over time given continued service of the director as a member of the Board of Directors of the Company.
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
The fair value of the units issued during the quarter ended March 31, 2010 was calculated using the following assumptions:

Risk-free interest rate	0.67%
Expected term	1.7 years
Expected volatility	55.0%
The estimated fair value of the units, less an assumed forfeiture rate of 9.6%, was recognized in expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards. The assumed forfeiture rate is based on an average of the Company’s historical forfeiture rates, which the Company estimates is indicative of future forfeitures. For E Units, the requisite service period is five years, for the Class B Units, the requisite service period is four years and for Class C and D Units, the requisite service period is three years.
The Company recorded $0.4 million of stock-based compensation expense for the three months ended June 30, 2010 and 2009, and recorded $0.6 million and $1.2 million of stock-based compensation for the nine months ended June 30, 2010 and 2009, respectively. Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations. The summary of activity under the plan is presented below:

		Weighted Average
	Units	Grant-Date
(in thousands)	Outstanding	Fair Value
Nonvested balance at September 30, 2009	$178,114	$6.70
Granted	38,031	2.93
Forfeited	(1,785)	8.33
Vested	(101,932)	6.86

Nonvested balance at June 30, 2010	$112,428	$4.09

As of June 30, 2010, there was $0.2 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.4 years.

12. Accruals for Self-Insurance and Other Commitments and Contingencies
The Company maintains insurance for employment practices liability, professional and general liability, workers’ compensation liability, automobile liability and health insurance liabilities that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured and professional and general liability has a self-insured retention of $1.0 million per claim and $2.0 million in the aggregate, with additional insurance coverage above the retention. In connection with the Merger on June 29, 2006, subject to the same retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods. For workers’ compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis.
The Company’s wholly-owned subsidiary captive insurance company provides coverage for the Company’s self-insured portion of professional and general liability claims and its employment practices liability. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying condensed consolidated financial statements.
The Company is in the health and human services business and, therefore, has been and reasonably expects it will continue to be subject to claims alleging that the Company, its independently contracted host-home caregivers (“Mentors”), or its employees failed to provide proper care for a client as well as claims by the Company’s clients, Mentors, employees or community members against the Company for negligence, intentional misconduct or violation of applicable law. Included in the Company’s recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company’s programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.
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
Overview
Founded in 1980, we are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and medically complex challenges, or at risk youth (“ARY”). As of June 30, 2010, we provided our services to approximately 24,000 clients in 36 states through approximately 17,200 full-time equivalent employees. Most of our services involve residential support, typically in small group homes, Intermediate Care Facilities for the Mentally Retarded (“ICFs-MR”) or host home settings, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Our non-residential services consist primarily of day programs and periodic services in various settings. We derive most of our revenue from state and county governmental payors as well as smaller amounts from non-public payors, mostly for services provided to persons with acquired brain injury and other catastrophic injuries and illnesses.
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
We operate our business in two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services (“SRS”). The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and medically complex challenges. The SRS segment provides a mix of health care and community-based health and human services to individuals with acquired brain injuries and other catastrophic injuries and illnesses.
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
Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Since the beginning of the current economic downturn, our government payors in several states have responded to deteriorating revenue collections by implementing provider rate reductions. In addition, the volume of referrals to our programs has also been constrained in many markets as payors have taken steps to reduce spending. We cannot be certain whether there will be further rate reductions in the coming months as state governments address revenue shortfalls.

Historically, pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services, although we have suffered rate reductions in the current recessionary environment. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury.
Expansion
We have grown our business through expansion of existing markets and programs as well as through acquisitions.
Organic Growth
We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new program starts typically require us to fund operating losses for a period of approximately 18-24 months. If a new program start does not become profitable during such period, we may terminate it. During the 12 months ended June 30, 2010, losses on new program starts for programs started within the last 18 months that generated operating losses were $3.6 million.
Acquisitions
As of June 30, 2010, we have completed 34 acquisitions since 2004, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.
On June 30, 2010, we acquired the assets of Anchor Inne, Inc. (“Anchor Inne”) for $3.4 million. Anchor Inne has operations in Pennsylvania and serves individuals who have sustained a traumatic brain injury.
Divestitures
We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.
Net revenue
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments by business units. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the nine months ended June 30, 2010, we derived approximately 90% of our net revenue from state and local government payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. Reserves are provided when estimable and probable. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.
Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.

Expenses
Expenses directly related to providing services are classified as cost of revenue. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to our Mentors, residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food, medicine and transportation costs for clients requiring services. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy and insurance costs as well as professional expenses such as consulting, legal and accounting services. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.
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
Occupancy costs represent a significant portion of our operating costs. As of June 30, 2010, we owned 402 facilities and one office, and we leased 898 facilities and 278 offices. We incur no facility costs for services provided in the home of a Mentor.
Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled 0.3% and 0.6% of our net revenue for the three months ended June 30, 2010 and 2009, respectively and 0.4% and 0.5% of our net revenue for the nine months ended June 30, 2010 and 2009, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $0.9 million and $1.4 million for the three months ended June 30, 2010 and 2009, respectively and $3.1 million and $3.6 million for the nine months ended June 30, 2010 and 2009, respectively. Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. We have historically insured through our wholly-owned captive insurance company professional and general liability claims for amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Effective in the quarter ending September 30, 2010, we will be self-insured to higher limits and have less excess coverage available. Effective October 1, 2010, we expect to renew our professional and general liability policies at substantially higher self-insured retentions and higher premiums. We also insure through our wholly-owned captive insurance company employment practices liability claims of up to $240 thousand per claim and up to $1.0 million in the aggregate.
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
Results of Operations

		Post-Acute Specialty
		Rehabilitation
Three Months Ended June 30,	Human Services	Services	Corporate	Consolidated
(in thousands)
2010
Net revenue	$223,081	$36,625	$—	$259,706
Income (loss) from operations	21,055	3,709	(12,518)	12,246
Operating margin	9.4%	10.1%	—	4.7%
2009
Net revenue	$221,348	$23,331	$—	$244,679
Income (loss) from operations	20,503	3,212	(10,641)	13,074
Operating margin	9.3%	13.8%	—	5.3%

		Post-Acute Specialty
		Rehabilitation
Nine Months Ended June 30,	Human Services	Services	Corporate	Consolidated
(in thousands)
2010
Net revenue	$663,975	$97,109	$—	$761,084
Income (loss) from operations	60,201	10,564	(36,580)	34,185
Operating margin	9.1%	10.9%	—	4.5%
2009
Net revenue	$652,787	$68,944	$—	$721,731
Income (loss) from operations	56,784	10,775	(33,092)	34,467
Operating margin	8.7%	15.6%	—	4.8%
Three months ended June 30, 2010 compared to three months ended June 30, 2009
Consolidated
Consolidated revenue for the three months ended June 30, 2010 increased by $15.0 million, or 6.1%, compared to revenue for the three months ended June 30, 2009. Revenue increased $14.9 million related to acquisitions that closed during the period from April 1, 2009 to June 30, 2010 and $2.0 million related to organic growth, including growth related to new programs. Revenue growth was partially offset due to a reduction in revenue of $1.9 million from businesses we divested during the same period, rate reductions in certain states, including Minnesota, Arizona and Indiana, and the imposition of service limitations by the state of Indiana.
Consolidated income from operations decreased from $13.1 million, or 5.3% of revenue, for the three months ended June 30, 2009 to $12.2 million, or 4.7% of revenue, for the three months ended June 30, 2010. Income from operations was negatively impacted by rate reductions in certain states, including Minnesota (2.6%), our largest state, Arizona (10%) and Indiana (5%) as well as the imposition of service limitations by the state of Indiana. Our operating margin also decreased due to a $2.3 million increase in our workers’ compensation costs and a $0.8 million increase in our health insurance costs as well as a $0.8 million increased investment in growth initiatives. Income from operations for the third quarter of fiscal 2010 also included an additional $1.1 million of expense related to contingent earn-out charges from the Springbrook acquisition. Contingent consideration issued in a business combination is recorded at fair value at the date of acquisition and any changes in fair value of the liability after the acquisition are recognized as an operating expense.
Income from operations was positively impacted by a decrease of $1.7 million in depreciation and amortization from the third quarter of fiscal 2009. In the third quarter of fiscal 2009, we recorded an additional $3.4 million of depreciation expense related to disposals of assets pertaining to periods prior to 2009 and for the reduction in the estimated useful life on furniture and fixtures and client home furnishings.
Discontinued operations for all periods presented include the operations of REM Health, REM Maryland and REM Colorado, all of which are included in the Human Services segment. Loss from discontinued operations for the third quarter of fiscal 2009 included an additional $0.8 million, net of tax, related to the loss on disposal of certain business operations in the state of Utah (“REM Utah”).

Human Services
Human Services revenue for the three months ended June 30, 2010 increased by $1.7 million, or 0.8% compared to the three months ended June 30, 2009. Revenue increased $5.7 million related to acquisitions that closed during the period from April 1, 2009 to June 30, 2010, but was partially offset by a reduction in revenue of $1.9 million from businesses we divested during the same period. Revenue from existing programs decreased $2.1 million due to a reduction in revenue from programs we closed during the period, rate reductions in certain states, including Minnesota, Arizona and Indiana, and the imposition of service limitations by the state of Indiana.
Income from operations increased from $20.5 million, or 9.3% of revenue, for the three months ended June 30, 2009 to $21.1 million, or 9.4% of revenue, for the three months ended June 30, 2010. Our margin increased primarily due to a decrease of $2.7 million in depreciation and amortization expense. Operating margin was negatively impacted by rate reductions in certain states, including Minnesota, Arizona and Indiana, and the imposition of service limitations by the state of Indiana. In addition, our workers’ compensation costs increased $1.6 million and our health insurance costs increased $0.4 million.
Post-Acute Specialty Rehabilitation Services
Post-Acute Specialty Rehabilitation Services revenue for the three months ended June 30, 2010 increased by $13.3 million, or 57.0%, compared to the three months ended June 30, 2009. Revenue growth of $9.1 million was related to acquisitions that closed during the period from April 1, 2009 to June 30, 2010, and the remaining $4.2 million related to organic growth.

Income from operations increased from $3.2 million for the three months ended June 30, 2009 to $3.7 million for the three months ended June 30, 2010, while operating margin decreased from 13.8% to 10.1% for the same periods. Our margin decreased primarily due to a $0.8 million increased investment in growth initiatives, namely $0.6 million related to increased infrastructure and $0.2 million related to new or expanded facilities. Operating margin also decreased due to a $0.7 million increase in our workers’ compensation costs and a $0.4 million increase in health insurance costs.
Corporate
Total corporate general and administrative expenses increased by $1.9 million to $12.5 million for the three months ended June 30, 2010 primarily due to an increase of $1.1 million related to the valuation of the Springbrook contingent earn-out. In addition, in consolidating our cash disbursement function from disparate field locations to a centralized shared services center, we transferred certain associated costs from the Human Services and Post-Acute Specialty Rehabilitation Services segments to corporate, and corporate expense increased $0.4 million.
Nine months ended June 30, 2010 compared to nine months ended June 30, 2009
Consolidated
Consolidated revenue for the nine months ended June 30, 2010 increased by $39.4 million, or 5.5%, compared to revenue for the nine months ended June 30, 2009. Revenue increased $37.4 million related to acquisitions that closed during fiscal 2009 and the first three quarters of fiscal 2010 and $8.6 million related to organic growth, including growth related to new programs. Revenue growth was partially offset due to a reduction in revenue of $6.6 million from businesses we divested during the same period, rate reductions in certain states, including Minnesota, Arizona and Indiana, and the imposition of service limitations by the state of Indiana.
Consolidated income from operations decreased from $34.5 million, or 4.8% of revenue, for the nine months ended June 30, 2009 to $34.2 million, or 4.5% of revenue, for the nine months ended June 30, 2010. Income from operations was negatively impacted by rate reductions in certain states, including Minnesota (2.6%), our largest state, Arizona (10%) and Indiana (5%) as well as the imposition of service limitations by the state of Indiana. Our operating margin also decreased due to a $3.4 million increase in our workers’ compensation costs and a $3.2 million increase in our health insurance costs as well as a $3.1 million increased investment in growth initiatives. Income from operations for the nine months ended June 30, 2010 also included an additional $1.1 million of expense related to contingent earn-out charges from the Springbrook acquisition.
Depreciation and amortization expense increased $0.7 million during the nine months ended June 30, 2010 due to the reduction in the useful life of certain assets as well as an increase in amortizable assets resulting from acquisitions in the period.
These decreases in operating margin were partially offset by an increased expense reduction from our cost-containment efforts.
Loss from discontinued operations, net of tax increased $2.5 million from the nine months ended June 30, 2009. Discontinued operations for all periods presented include the operations of REM Health, REM Maryland and REM Colorado, all of which are included in the Human Services segment. Loss from discontinued operations for the nine months ended June 30, 2010 included an additional $4.1 million, net of tax, related to the impairment charges recorded to close our business operations in REM Colorado and to write-down the REM Maryland assets to fair value. Loss from discontinued operations for the nine months ended June 30, 2009 included an additional $0.8 million, net of tax, related to the loss on disposal of REM Utah.
Human Services
Human Services revenue for the nine months ended June 30, 2010 increased by $11.2 million, or 1.7% compared to the nine months ended June 30, 2009. Revenue increased $19.4 million related to acquisitions that closed during fiscal 2009 and the first three quarters of fiscal 2010 but was partially offset by a reduction in revenue of $6.6 million from businesses we divested during the same period. Revenue from existing programs decreased $1.6 million due to a reduction in revenue from programs we closed during the period, rate reductions in certain states, including Minnesota, Arizona and Indiana, and the imposition of service limitations by the state of Indiana.
Income from operations increased from $56.8 million, or 8.7% of revenue, during the nine months ended June 30, 2009 to $60.2 million, or 9.1% of revenue, during the nine months ended June 30, 2010. The increase was primarily due to our ongoing cost-containment efforts as well as a $1.7 million decrease in depreciation and amortization expense. Operating margin was negatively impacted by rate reductions in certain states, including Minnesota, Arizona and Indiana, and the imposition of service limitations by the state of Indiana. In addition, our workers’ compensation costs increased $2.4 million and our health insurance costs increased $2.0 million.

Post-Acute Specialty Rehabilitation Services
Post-Acute Specialty Rehabilitation Services revenue for the nine months ended June 30, 2010 increased by $28.2 million, or 40.9%, compared to the nine months ended June 30, 2009. This increase was due to growth of $18.0 million related to acquisitions that closed during fiscal 2009 and the first three quarters of fiscal 2010 and $10.2 million related to organic growth.
Income from operations decreased from $10.8 million, or 15.6% of revenue, for the nine months ended June 30, 2009 to $10.6 million, or 10.9% of revenue, for the nine months ended June 30, 2010. This decrease was primarily due to a $3.1 million increased investment in growth initiatives, namely $2.4 million related to increased infrastructure and $0.7 million related to new or expanded facilities. Operating margin also decreased due to a $2.0 million increase in depreciation and amortization expense, $1.2 million increase in our health insurance costs and a $1.0 million increase in our workers’ compensation costs.
Corporate
Total corporate general and administrative expenses increased by $3.5 million from the nine months ended June 30, 2009 to $36.6 million for the nine months ended June 30, 2010. In consolidating our cash disbursement function from disparate field locations to a centralized shared services center, we transferred certain associated costs from the Human Services and Post-Acute Specialty Rehabilitation Services segments to corporate, and corporate expense increased $1.2 million. In addition, corporate expense increased $1.1 million related to the valuation of the Springbrook contingent earn-out and $0.8 million related to expensed transaction costs from acquisitions.
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
Operating activities
Cash flows provided by operating activities for the nine months ended June 30, 2010 were $48.6 million compared to $36.2 million for the nine months ended June 30, 2009. Our days sales outstanding remained constant at 46 days from September 30, 2009 to June 30, 2010.
Investing activities
Net cash used in investing activities, primarily consisting of purchases of property and equipment and cash paid for acquisitions, was $47.4 million for the nine months ended June 30, 2010 compared to $47.8 million for the nine months ended June 30, 2009.
Cash paid for acquisitions for the nine months ended June 30, 2010 was $32.8 million, primarily reflecting the acquisitions of NeuroRestorative for $17.0 million, Springbrook for $6.3 million, Villages for $6.0 million and Anchor Inne for $3.4 million.
Cash paid for acquisitions for the nine months ended June 30, 2009 was $23.3 million, primarily reflecting the earnout payment of $12.0 million associated with the CareMeridian acquisition, the acquisition of Institute for Family Centered Services, Inc. for $11.5 million and the acquisition of RIA, Inc. for $0.9 million. Also during the nine months ended June 30, 2009, we received $1.2 million related to an escrow settlement from a prior acquisition.
Cash paid for property and equipment for the nine months ended June 30, 2010 was $14.5 million, or 1.9% of net revenue, and included $0.9 million related to the purchase of real estate and $0.2 million related to the implementation of a new billing system. Cash paid for property and equipment was $22.3 million, or 3.1% of net revenue, for the nine months ended June 30, 2009 and included $4.4 million related to the purchase of real estate and $2.1 million related to the implementation of a new billing system.

Investing activities for the nine months ended June 30, 2009 also included the purchase of $11.5 million of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”) from our indirect parent company, NMH Holdings, Inc. (“NMH Holdings”) for $6.6 million.
Financing activities
Net cash used in financing activities was $3.0 million for the nine months ended June 30, 2010 compared to $9.9 million for the nine months ended June 30, 2009. Our financing activities for both the nine months ended June 30, 2010 and 2009, included the repayment of long term debt of $2.8 million.
During the nine months ended June 30, 2009, we paid a dividend of $7.0 million to our direct parent company, which used the proceeds to make a distribution to NMH Holdings and NMH Holdings used the proceeds of the distribution to repurchase an aggregate principal amount of $13.9 million of the NMH Holdings notes.
We may seek to purchase a portion of our outstanding debt or the debt of NMH Holdings from time to time. The amount of debt that may be purchased, if any, would be decided at the discretion of our Board of Directors and management and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors.
As mentioned above, our principal sources of funds are cash flows from operating activities and available borrowings under the $125.0 million senior revolver. As of June 30, 2010, we did not have any borrowings under our senior revolver which expires on June 29, 2012. The availability on the senior revolver was reduced by $9.9 million to $115.1 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding. For a description of the senior credit facilities, see note 3 to the condensed consolidated financial statements. We believe that these funds will provide sufficient liquidity and capital resources to meet our near-term and future financial obligations, including scheduled principal and interest payments as well as to provide funds for working capital, capital expenditures and other needs for the foreseeable future. No assurance can be given, however, that this will be the case.
However, as of June 30, 2010, our indirect parent company, NMH Holdings had $216.0 million aggregate principal amount of the NMH Holdings notes outstanding (including the $13.0 million of which was held by us). These notes are not guaranteed by the Company. NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, absent other sources of liquidity, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which has increased the principal amount by $54.9 million since the date of issuance, including the PIK Interest issued to us. NMH Holdings currently expects to elect to make interest payments entirely by increasing the NMH Holdings notes or issuing new notes (“PIK Interest”) through June 15, 2012. Beginning September 15, 2012, interest payments must be made in cash, including the accrued PIK Interest. NMH Holdings expects the September 2012 payment to be in the range of $95.0 million to $100.0 million depending on interest rates.
Our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to pay dividends to our parent companies. We do not currently expect to have the ability under our debt agreements to make a dividend payment in an amount sufficient to enable NMH Holdings to satisfy their payment that comes due in September 2012. In order to fund this payment, NMH Holdings may pursue various financing alternatives, including modifying the terms of our existing indebtedness or the indebtedness of NMH Holdings, raising new capital through debt or equity financing, retiring or purchasing our outstanding debt or the debt of NMH Holdings through exchanges for newly issued debt or equity securities or a combination of these alternatives. Any financings, repurchases or exchanges would be approved by the Board of Directors and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors. Such financings, repurchases or exchanges could have a material impact on our liquidity and could also require amendments to the agreements governing our outstanding debt obligations or those of NMH Holdings. Additional financing may not be available or, if available, may not be made on terms favorable to us.

Covenants
The senior credit agreement and the indenture governing the senior subordinated notes contain negative covenants, including limitations on our ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business and pay dividends. In addition, in the case of the senior credit agreement, we are required to maintain a consolidated leverage ratio of no more than 5.00 to 1.00 as of June 30, 2010 and a consolidated interest coverage ratio of no less than 2.00 to 1.00 for the four consecutive fiscal quarters ended June 30, 2010. The leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters. Beginning with the quarter ending December 31, 2010, we will be required to maintain a consolidated leverage ratio of no more than 4.50 to 1.00 and a consolidated interest coverage ratio of no less than 2.25 to 1.00 for the four consecutive fiscal quarters ending December 31, 2010.
As of June 30, 2010, our consolidated leverage ratio was 4.32 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 2.62 to 1.00, as calculated in accordance with the senior credit agreement. As of June 30, 2010, total debt, net of cash and cash equivalents, was $494.5 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back, among other items, permitted start up losses, acquired EBITDA from acquisitions and certain unusual and non- recurring expenses.
Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the credit agreement, to net loss for the most recently completed four fiscal quarters ended June 30, 2010:

(in thousands)
Net loss	$(6,842)
Loss from discontinued operations, net of tax	4,760
Benefit for income taxes	(802)
Interest income	(56)
Interest income from related party	(1,905)
Interest expense	47,286
Depreciation and amortization	57,515
Management fee of related party	1,233
Loss on disposal of assets	487
Stock based compensation	712
Predecessor company claims	1,008
Acquisition costs	841
Non-cash contingent consideration	1,072
Restructuring	130
Acquired EBITDA from acquisitions	4,994
Permitted start up losses	3,639
Non-recurring fees and expenses	144
Other	310

Consolidated adjusted EBITDA per the senior credit agreement	$114,526

Set forth below is a calculation of interest expense, as calculated under the credit agreement, for the most recently completed four fiscal quarters ended June 30, 2010:

(in thousands)
Interest rate swap agreements	$14,229
Unused line of credit	602
Senior term B loan	7,777
Letters of credit	616
Senior subordinated notes	20,250
Term loan mortgage	189
Capital leases	171
Interest income	(56)

Interest expense per the senior credit agreement	$43,778

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.

Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of June 30, 2010:

		Less than			More than
(in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt obligations(1)	$505,383	$3,667	$321,716	$180,000	$—
Operating lease obligations(2)	144,406	37,599	52,299	30,498	24,010
Capital lease obligations	1,702	74	126	151	1,351
Contingent consideration	9,329	6,009	3,320	—	—
Standby letters of credit	29,899	29,899	—	—	—

Total obligations and commitments	$690,719	$77,248	$377,461	$210,649	$25,361

(1)
Does not include interest on long-term debt or the $214.8 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings. We hold $13.0 million of the outstanding senior floating rate toggle notes.

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
As of June 30, 2010, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of June 30, 2010.
For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended September 30, 2009.

Forward-Looking Statements
Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to demand for our services, the political climate and budgetary environment, our expansion efforts and the impact of our recent acquisitions, our plans for divestitures, investments in our infrastructure and business process improvements, our margins, our liquidity and our financing plans. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
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
To reduce the interest rate exposure on the term B loan, the Company is a party to interest rate swap agreements with respect to $288.9 million of the $321.6 million outstanding as of June 30, 2010. Effective August 31, 2006, the Company fixed a portion of the term B loan at 5.32% plus 2.00%. This swap expired on June 30, 2010 and the Company has not entered into any replacement swap agreements for this portion of debt. Effective August 31, 2007, the Company fixed an additional portion of the term B loan debt at 4.89% plus 2.00%. This swap expires on September 30, 2010 and the Company is considering its options for addressing interest rate exposure as these swap agreements terminate.
As a result of the interest rate swap agreements, the variable rate debt outstanding was effectively reduced from $325.4 million outstanding to $36.5 million outstanding as of June 30, 2010. The variable rate debt outstanding relates to the term B loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the senior revolver, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by $0.4 million.

Item 4.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of June 30, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010, because they are not yet able to conclude that we have remediated the material weaknesses in internal control over financial reporting identified in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
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
Revenue
As reported in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as of fiscal year-end, we had ineffective controls over the accuracy of revenue and accounts receivable balances. As of June 30, 2010, we continued to have the following material weaknesses.
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

•
We have insufficient controls over the accuracy and validity of the billing rates used to calculate revenue recorded in our consolidated financial statements. We previously addressed this material weakness within our legacy accounts receivable system. However, our new billing and accounts receivable system is not yet able to generate timely reports to identify changes to billing rates for periodic review. Therefore, as of June 30, 2010, we have insufficient controls to verify that changes to billing rates entered into the new system were valid and accurate. This control deficiency increases the risk of errors in the invoicing and recording of billings to payors.

•
During the fourth quarter of fiscal 2009, we completed implementation of our new billing and accounts receivable system and related controls, in a majority of our operations, representing a substantial portion of our revenue. As of June 30, 2010, these controls continue to be evaluated for operating effectiveness.

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
Except for the continuing optimization and remediation of our billing and accounts receivable system, during the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are in the health and human services business and, therefore, we have been and continue to be subject to claims alleging that we, our employees or our Mentors failed to provide proper care for a client. We are also subject to claims by our clients, our employees, our Mentors or community members against us for negligence, intentional misconduct or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.
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
We derive the vast majority of our revenue from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal/state health insurance program through which state expenditures are matched by federal funds ranging from, for federal fiscal year 2010, 65% to more than 82% of total costs, a number based largely on a state’s per capita income. Our revenue, therefore, is determined by the level of federal, state and local governmental spending for the services we provide. Budgetary pressures, particularly during recessionary periods as well as other economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have been experiencing unprecedented budgetary deficits and constraints and have implemented or are considering initiating service reductions, rate freezes and/or rate reductions, including states such as Minnesota, California, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.
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
We have a significant amount of indebtedness. As of June 30, 2010, we had total indebtedness of $507.1 million, no borrowings under our senior revolver and $115.1 million of availability under our senior revolver. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior revolver was reduced from $125.0 million as $9.9 million of letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding under the senior credit agreement.
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

In addition to our indebtedness noted above, our indirect parent company, NMH Holdings had $216.0 million aggregate principal amount of the NMH Holdings notes outstanding as of June 30, 2010 (including the $13.0 million of which was held by us). These notes are not guaranteed by the Company. NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, absent other sources of liquidity, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $54.9 million, including the PIK Interest issued to us. NMH Holdings currently expects to elect to make interest payments entirely by increasing the principal amount of the NMH Holdings notes or issuing new NMH Holdings notes (“PIK Interest”) through June 15, 2012. Beginning September 15, 2012, interest payments must be made in cash, including the accrued PIK Interest. NMH Holdings expects the September 2012 payment to be in the range of $95.0 million to $100.0 million depending on interest rates. Our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to pay dividends to our parent companies. We do not currently expect to have the ability under our debt agreements to make a dividend payment in an amount sufficient to enable NMH Holdings to satisfy their payment due in September 2012. NMH Holdings may pursue various financing alternatives to fund this payment, any of which could have a material impact on our liquidity and could also require amendments to the agreements governing our outstanding debt obligations or those of NMH Holdings. Additional financing may not be available or, if available, may not be made on terms favorable to us.
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
In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the nine months ended June 30, 2010, our aggregate rental payments for these leases, including taxes and operating expenses, was $33.4 million. These obligations could further increase the risks described above.
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
Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages, health care costs and other personnel costs, and adverse changes in client service models. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant. In addition, The Patient Protection and Affordable Care Act signed into law on March 23, 2010 will impose new mandates on employers. Given the composition of our workforce, these mandates could be material to our costs, and we are studying the potential impact of these mandates.
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
We are in the health and human services business and, therefore, we have been and continue to be subject to claims alleging that we, our employees or our Mentors failed to provide proper care for a client as well as claims by our clients, our employees, our Mentors or community members against us for negligence, intentional misconduct or violation of applicable law. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges, and our claims for professional and general liability coverage have increased sharply in recent years. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. The Patients Protection and Affordable Care Act provides a mandate for more vigorous and widespread enforcement activity. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings. We have historically insured through our captive subsidiary amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Effective in the quarter ending September 30, 2010, we will be self-insured to higher limits and have less excess coverage available. Effective October 1, 2010, we expect to renew our professional and general liability policies at substantially higher self insured retentions and higher premiums. Awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law.
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
A substantial portion of our indebtedness, including borrowings under the senior revolver, the portion of our borrowings under the senior secured term loan facility for which the Company has not hedged its interest rate exposure under interest rate swap agreements, and the indebtedness of NMH Holdings under the NMH Holdings notes, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. Certain of our swap agreements have expired or will be expiring soon, and we may not be able to replace them on acceptable terms. If interest rates increase, our and NMH Holdings’ debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same.
As of June 30, 2010, we had $36.5 million of floating rate debt outstanding after giving effect to interest rate swaps. As of June 30, 2010, NMH Holdings had $214.8 million of floating rate debt outstanding, net of discount, excluding the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt by $0.4 million, and a 1% increase in the interest rate on the NMH Holdings notes would increase NMH Holdings’ interest expense on those notes by $2.1 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.
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

We estimate liabilities associated with workers’ compensation risk and establish reserves each quarter based on internal valuations, third-party actuarial advice, historical loss development factors and other assumptions believed to be reasonable under the circumstances. As reported in Part I, Item 2 of this Quarterly Report on Form 10-Q for the nine months ended June 30, 2010, we recorded an increased charge for workers’ compensation expense compared to the nine months ended June 30, 2009. Our results of operations have been adversely impacted and may be adversely impacted in the future if actual occurrences and claims exceed our assumptions and historical trends.
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
Expenses incurred under governmental agency contracts for any of our services as well as management contracts with providers of record for such agencies, are subject to review by agencies administering the contracts and services. Representatives of those agencies visit our group homes to verify compliance with state and local regulations governing our home operations. A negative outcome from any of these examinations could increase government scrutiny, increase compliance costs or hinder our ability to obtain or retain contracts. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We have identified material weaknesses in our internal control over financial reporting.
In connection with our internal controls assessment required by the Sarbanes-Oxley Act of 2002 and as reported in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, we identified material weaknesses in our internal control over financial reporting. Management concluded that as of September 30, 2009, our internal control over financial reporting was not effective and, as a result, our disclosure controls and procedures were not effective. Descriptions of the material weaknesses are included in Item 4 of this Quarterly Report on Form 10-Q. We also reported material weaknesses in our prior year assessment, for the fiscal year ended September 30, 2008, including a material weakness in controls to verify the existence of our fixed asset balances. In connection with this material weakness, we identified errors during the quarter ended June 30, 2009 which resulted in an adjustment to reduce property and equipment by $1.8 million. While we have taken action and continue to take actions to remediate our identified material weaknesses, our new policies and procedures, when implemented, may not be effective in remedying all of the deficiencies in our internal control over financial reporting. The decentralized nature of our operations and the manual nature of many of our controls make compliance with the requirements of Section 404 and remediation of our material weaknesses especially challenging. The continuing optimization and remediation of our new billing and accounts receivable system and the consolidation of our cash disbursement function at one centralized location have affected and will continue to affect a number of processes that impact our internal control over financial reporting, and we may identify additional material weaknesses or significant deficiencies in connection with these changes. A failure to remedy our material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements and could impede an upgrade to our credit rating, even if our creditworthiness otherwise improves. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, may result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.
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
Two percent of our net revenue for the nine months ended June 30, 2010 was derived from contracts with affiliates of Alliance Health and Human Services Inc. (“Alliance”), an independent not-for-profit organization that has licenses and contracts from several state and local agencies to provide ARY services.

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
For the nine months ended June 30, 2010, 16% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. Last year, Minnesota enacted a rate cut of 2.6%, which took effect July 1, 2009. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:
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
Unregistered Sales of Equity Securities
No equity securities of the Company or of its indirect parent, NMH Investment, LLC, were sold during the three months ended June 30, 2010.

Repurchases of Equity Securities
No equity securities of the Company were repurchased during the three months ended June 30, 2010.
The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended June 30, 2010:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate Dollar
			of Units Purchased	Value) of Shares (or
	(a) Class and		as Part of Publicly	Units) that May Yet
	Total Number of	(b) Average Price	Announced Plans	be Purchased Under
	Units Purchased	Paid per Unit	or Programs	the Plans or Programs
Month #1 (April 1, 2010 through April 30, 2010)	—	—	—	—

Month #2 (May 1, 2010 through May 31, 2010)	1,443.75 B Units	$0.05	—	N/A
	1,515.00 C Units	$0.03	—	N/A
	1,605.00 D Units	$0.01	—	N/A

Month #3 (June 1, 2010 through June 30, 2010)	7,500.00 A Units	$10.00	—	N/A
	2,406.25 B Units	$0.05	—	N/A
	2,525.00 C Units	$0.03	—	N/A
	2,675.00 D Units	$0.01	—	N/A
The Company did not repurchase any of its common stock as part of an equity repurchase program during the third quarter of fiscal 2010. NMH Investment purchased all of the units listed in the table from two of its employees upon their departures.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
August 13, 2010	By:	/s/ Denis M. Holler
Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal executive officer.	Filed herewith

31.3	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith