Form 10-K
period 2010-09-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2010-12-13
CIK 1338690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.

As of December 13, 2010, there were 100 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.

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

The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Part I. Item 1A. Risk Factors” in this report as well as the following:

•	changes in Medicaid funding or changes in budgetary priorities by state and local governments;

•	changes in reimbursement rates, policies or payment practices by our payors;

•	our significant amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•	current credit and financial market conditions;

•	changes in interest rates;

•	an increase in the number and nature of pending legal proceedings and the outcomes of those proceedings;

•	an increase in our self-insured retentions and changes in the insurance market for professional and general liability, workers’ compensation and automobile liability and our claims history that affect our ability to obtain coverage at reasonable rates;

•	our ability to control operating costs and collect accounts receivable;

•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts;

•	our ability to attract and retain experienced personnel, including members of our senior management team;

•	our ability to acquire new licenses or to maintain our status as a licensed service provider in certain jurisdictions;

•	government regulations and our ability to comply with such regulations;

•	our ability to establish and maintain relationships with government agencies and advocacy groups;

•	increased or more effective competition;

•	successful integration of acquired businesses; and

•	the potential for conflict between the interests of our majority equity holder and those of our debt holders.

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

Company Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, we have grown to provide services to approximately 23,600 clients in 36 states.

We design customized service plans to meet the unique needs of our clients, which we deliver in home and community-based settings. Most of our service plans involve residential support, typically in small group homes, host home settings or specialized community facilities, designed to improve our clients’ quality of life and to promote their independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. Our customized service plans offer our clients, as well as the payors for these services, an attractive, cost-effective alternative to health and human services provided in large, institutional settings.

We believe that our broad range of services, high-quality reputation and longstanding relationships with a diverse group of payors have made us one of the largest providers of home and community-based health and human services in the United States. We believe that our substantial experience in the industry coupled with our ability to offer clinical resources and share best practices across our organization has made us a preferred provider for many of our referral sources. We derive approximately 90% of our revenue from a diverse group of state and local government payors. Despite a challenging state reimbursement environment over the past three years, we have been able to grow our revenue, EBITDA and number of clients through a combination of (i) organic growth, including new programs in new and existing geographic markets (which we refer to as “new starts”) and (ii) our highly disciplined acquisition strategy which has enabled us to complete acquisitions that have, as a portfolio, been accretive to our EBITDA. During fiscal 2009 and fiscal 2010, we spent $83.0 million in cash on acquisitions and initiated 25 new starts. The majority of the acquisitions were in our Post-Acute Specialty Rehabilitation Services (“SRS”) segment.

We offer our services through a variety of models, including (i) small group homes, most of which are residences for six people or fewer, (ii) host homes, or the “Mentor” model, in which a client lives in the home of a trained Mentor, (iii) in-home settings, in which we support clients’ independence with 24-hour services in their own homes, (iv) small, specialized community facilities which provide post-acute, specialized rehabilitation and comprehensive care for individuals who have suffered from ABI, spinal injuries and other catastrophic injuries and illnesses and (v) non-residential settings, consisting primarily of day programs and periodic services in various settings.

As of September 30, 2010, we provided our services through approximately 16,900 full-time equivalent employees, as well as approximately 5,300 independently contracted host home caregivers, or Mentors. We generated net revenue of $1,022.0 million, $970.2 million and $929.8 million during fiscal 2010, 2009 and 2008, respectively.

Description of Services by Segment

We have two reportable segments, Human Services and SRS.

Human Services

We are a leading provider of home and community-based human services to the I/DD and ARY populations. Our Human Services segment represented approximately 87% of our net revenue in fiscal 2010.

Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management and personal care. We provide services to these clients through small group homes, Intermediate Care Facilities for the Mentally Retarded (“ICFs-MR”), host homes, in-home settings and non-residential settings. As of September 30, 2010, we provided I/DD services to approximately 12,200 clients in 26 states. In fiscal 2010, our I/DD services generated net revenue of $660.7 million, representing 65% of our net revenue. We receive substantially all our revenue for I/DD services from a diverse group of state and local governmental payors.

Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family reunification, family preservation, early intervention and adoption services. Our individualized approach allows us to work with an ever-changing client population that is diverse demographically as well as in type and severity of condition. We provide services to these clients through host homes, group homes, educational settings, in their family homes and in other non-residential settings. As of September 30, 2010, we provided ARY services to approximately 10,600 children, adolescents and their families in 22 states. In fiscal 2010, our ARY services generated net revenue of $224.4 million, representing 22% of our net revenue. We receive substantially all our revenue for ARY services from a diverse group of state and local governmental payors.

Post-Acute Specialty Rehabilitation Services

Our SRS segment delivers health care and community-based health and human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. Our services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include skilled nursing, neurorehabilitation, neurobehavioral rehabilitation, physical, occupational and speech therapies, supported living, outpatient treatment, and pre-vocational services. Our goal is to provide a continuum of care that allows our clients to achieve the highest level of function possible while enhancing their quality of life. We provide services to these clients primarily through specialized community facilities, small group homes, in-home and non-residential settings. As of September 30, 2010, our SRS operations provided services in 24 states and served approximately 800 clients nationally. In fiscal 2010, our SRS operations generated net revenue of $136.9 million, representing 13% of our net revenue. In fiscal 2010, we received 57% of our SRS revenue from non-public payors, such as commercial insurers, workers’ compensation funds, managed care and other private payors, and 43% from state and local governmental payors.

For additional information, see note 18 to the consolidated financial statements.

Industry Overview

The health and human services industry provides services to people with a range of disabilities and special needs, including adults and children with I/DD, ABI and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges. The market for these services remains highly fragmented, with service providers consisting of not-for-profit organizations and for-profit entities of various sizes. The largest portion of this client base is adults and children with I/DD. Services for these clients are funded primarily through Medicaid, a joint federal and state health insurance program under which eligible state expenditures are matched with federal funding. In addition, funds are also provided by other federal, state and local governmental programs and, to a lesser extent, private payors.

Intellectual and/or Developmental Disabilities

In 2009, approximately 1.6% of the U.S. population, or 4.84 million people, were considered to have I/DD, a life-long disability attributable to a mental or physical impairment. These individuals live in supervised residential settings, including institutions, with family caregivers or on their own. The number of persons with I/DD who received residential services outside of their family homes increased from 440,000 in 2000 to an estimated 607,000 in 2010, and the utilization of residential services is projected to increase during the next decade, in part due to the fact that caregivers for individuals with I/DD are growing older. As of 2006, approximately 60% of the I/DD population, or approximately 2.8 million individuals, remained in the care of their families, with 25% of such individuals in care of a person or persons over 60 years of age.

Over the past two decades, the delivery of services to the I/DD population in supervised residential settings has grown significantly and, at the same time, there has been a major shift from institutional settings to home and community-based settings, both in part due to the Americans with Disabilities Act (“ADA”) and the U.S. Supreme Court Olmstead decision in 1999. The U.S. Supreme Court held in its Olmstead decision that under the ADA, states are required to place persons with intellectual disabilities in community settings rather than in institutions when such placement is deemed appropriate by medical professionals, the affected individual does not oppose the transfer from institutional care to a less restrictive setting and the placement can be accommodated taking into account the resources available to the state and the needs of other individuals with intellectual disabilities. We believe that community settings provide a higher quality and, in most cases, lower-cost alternative to care provided in state institutions.

Public spending on I/DD services grew from an estimated $40.0 billion in 1998 to an estimated $52.9 billion in 2009, a compound annual growth rate of 5.3% per year. Of this, approximately 80% was spent to provide services in community settings of six or fewer beds, our target market, and for other non-institutional services, including supported living and employment and family assistance.

The Home and Community-Based Services (“HCBS”) Waiver program, a Medicaid program in which the federal government has waived the requirement that services be delivered in institutional settings, is the primary funding vehicle for home and community-based services. The HCBS Waiver program was instituted as an alternative to the ICF-MR program, described below, and authorized federal reimbursement for a wide variety of community supports and services, including supported living, life-skills training, supported employment, case management, respite care and other family support. In this program, the provider responds to the client’s identified needs and typically is paid on a fee-for-service basis. From 2004 to 2009, total expenditures for HCBS for all disability groups increased from $21.8 billion to $33.5 billion, a compound annual growth rate of 9.0%. In 2009, the HCBS Waiver program provided approximately $15.5 billion in federal funding for approximately 525,000 people with I/DD.

The federal ICF-MR program was established in 1971 when legislation was enacted to provide for federal financial participation for ICFs-MR as an optional Medicaid service. This congressional authorization allows states to receive federal matching funds for institutional services that are funded with state or local government dollars. To qualify for Medicaid reimbursement, ICFs-MR must be certified and comply with federal standards in eight areas: management, client protections, facility staffing, active treatment services, client behavior and facility practices, health care services, physical environment and dietetic services. The ICF-MR program is used by states to support I/DD housing programs in both smaller (up to 16 residents) and larger (16 residents or more) institutional settings. Individuals who live in ICFs-MR receive active treatment. In 2008, the ICF-MR program provided approximately $12.0 billion in total state and federal funding to 93,000 individuals living in public and private ICF-MR settings.

We believe that the following factors will continue to benefit the I/DD sector within the human services industry, and in particular, providers of home and community-based programs:

•	Increasing Life Expectancy of the I/DD Population — The life expectancy of individuals with I/DD increased from 59 years in the 1970s to 66 years in the 1990s and we expect this trend to continue with continued improvement in medical care.

•	Aging Caregivers — Approximately 2.8 million individuals with I/DD are cared for by a family member, and 25% of their caregivers are age 60 or older. As the caregivers grow older and are not able to provide continuous care, we expect the demand for I/DD services, and home and community-based services in particular, to expand.

•	Active Advocacy — Individuals with I/DD are supported by active and well-organized advocacy groups. Using legislation prompted by the Olmstead decision, as well as lawsuits filed on behalf of those on waiting lists for home and community-based services, policy makers, civil rights lawyers, social workers and advocacy groups are forcing states to offer individuals with I/DD and other disabilities the option to live and receive services in home and community-based settings. The U.S. Justice Department has significantly intensified Olmstead enforcement actions over the past two years, most notably in a 2010 settlement with the state of Georgia under which the state must fund residential waiver services within the next five years for 1,150 people with I/DD who are currently living in state institutions or are waiting for such services. In 2008, an estimated 115,000 individuals were on state waiting lists nationally to receive residential services funded through the HCBS Waiver program.

•	Continued Closure/Downsizing of State Institutions and Other Large, Congregate Care Facilities — Although most of the shift from institutions to home and community-based settings has already occurred, the closure of additional state institutions is expected. From 1999 to 2009, the number of individuals receiving residential services in settings for six and fewer residents grew by 76%, and in 2009, approximately 74% of individuals with I/DD, who were receiving services under the HCBS Waiver program, resided in settings for six or fewer residents. However, in 2009, approximately 34,000 individuals 16 years of age or older with I/DD were still living in large public institutions. State governments are still actively working to close many of the remaining state institutions, with several institutions identified for downsizing or closure in the coming years. We currently provide I/DD services to individuals with I/DD in six of the ten states with the highest institutional populations, including the states of California, Georgia and Illinois, which are currently downsizing their facilities. Also, as of 2009, more than 26,000 individuals with I/DD resided in large private facilities and an additional 32,000 individuals with I/DD were cared for in nursing homes. These settings are often not as well equipped to care for individuals with I/DD and therefore represent an additional source of demand for services provided in home and community-based settings.

At-Risk Youth and Their Families

In federal fiscal year 2008, approximately 3.3 million referrals were made to child protection authorities involving the alleged maltreatment of approximately 6.0 million children. Approximately 772,000 of these children were determined to be maltreated, with only approximately 60% of these children receiving post-investigative services and support from child welfare systems. As a result of abuse or neglect, approximately 269,000 children were removed from their families and placed in foster care during federal fiscal year 2008. Approximately 463,000 children were in foster care in September 2008, the end of the federal fiscal year, with 47%, or approximately 217,000 children, placed in non-relative foster family homes and 16% referred to institutions or group homes. The remainder received in-home support services as the delivery of services to the ARY population has increasingly emphasized periodic support services intended to strengthen families and keep children from entering foster care.

State and federal child welfare reform initiatives are also promoting home and community-based alternatives for the ARY population. More states are shifting funds from promoting large, public and private group settings to encouraging more cost-effective, evidence-based care, such as therapeutic foster care, smaller community group homes and family reunification and preservation programs. For example, from 2007 to 2009 Maryland reduced the number of children in group homes by 43% by transitioning them to therapeutic foster care or traditional foster care, or, in many instances, to their original homes, or the homes of relatives, with the support of in-home periodic services. Similarly, in 2009 North Carolina began a two-year plan to transition half of the children residing in large group homes to therapeutic foster care, smaller group homes and other more appropriate settings.

ARY services are funded from a variety of sources, including Title IV-E of the Social Security Act (“Title IV-E”), The Adoption Assistance and Child Welfare Act of 1980, Medicaid and other state and local government appropriations. Title IV-E provides for an uncapped federal entitlement program that supports states’ expenditures on foster care and adoption support. For states that meet certain requirements, including Florida, Indiana and Ohio, the federal government permits the allocation of Title IV-E funds for family preservation and other prevention services. As of 2006, the most recent year for which data is available, government spending on child welfare programs totaled $25.7 billion, including $6.0 billion in federal payments to states for foster care programs and nearly $2.2 billion for prevention/early intervention and in-home support services for at-risk children and children with disabilities and their families.

Post-Acute Specialty Rehabilitation Services

The SRS market includes community-based health and human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. The largest portion of our services is provided to individuals recovering from ABI.

The treatment of ABI is an important public health challenge in the United States. In the coming years experts predict a significant unmet need for programmatic and residential options for those who suffer from ABI. Currently, 5.3 million people in the U.S. are living with a permanent disability as a result of an ABI. In addition, an estimated 1.4 million new ABI cases occur each year, with approximately 85,000 resulting in permanent disability. Traumatic brain injury is considered the “signature wound” of soldiers fighting in Iraq and Afghanistan, and the Government Accountability Office estimates that 20% of these veterans experience a traumatic brain injury.

SRS services are an attractive alternative to higher-cost institutional care, and we believe that both public and non-public payors are emphasizing lower-cost community-based residential, outpatient and day treatment for effective and cost-efficient care for individuals recovering from ABI, spinal injuries and other catastrophic injuries and illnesses. SRS services are also sought out as a clinically appropriate and less expensive “step-down” for individuals who no longer require care in acute care settings.

Both the public and non-public sectors currently finance post-acute specialty rehabilitation services. Public funding for post-acute services for individuals with ABI are provided in some states under ABI waiver programs that provide access to Medicaid funds for ABI care, and other states utilize I/DD or global waivers to serve the same population. In 2009, 21 states utilized ABI waivers with state and federal expenditures of $475.0 million. From 2004 to 2009, the annual compound growth rate for these waivers expenditures was 20.3%. In addition, significant advocacy efforts are advancing at the federal and state levels to require insurers to pay for rehabilitative treatment for those who suffer a brain injury. Public funding for services for individuals with spinal injuries and other catastrophic injuries and illnesses is provided through specific Medicaid waivers for brain and spinal cord injuries, as well as other generic Medicaid waivers and state-specific programs. Non-public payors for SRS services include private insurance companies, workers’ compensation funds, managed care companies and private individuals.

Our Business Strengths

We believe that the following attributes have enabled us to achieve and maintain our position as a leading provider of home and community-based services to our target population groups:

National Platform with Diverse Payor and Program Mix.  We currently serve clients in 36 states, states which are home to approximately 88% of the U.S. population. We believe that we deliver a broader range of high quality and services and a greater level of responsiveness than many smaller local service providers are able to offer. As a result, we believe we have been able to forge strong relationships with state and local agencies that refer and pay for our services. Our extensive history of serving adults and children with a range of challenges and needs has led to the development of operational expertise in quality assurance, customer satisfaction survey implementation and analysis, and risk management. Finally, the more than 30 different types of programs that we offer, coupled with our diverse base of more than 1,000 state and county payors, provide a stable revenue base and serve to mitigate the impact of changes in public policy, rates or reimbursement policies in any particular state, county or program.

Our national platform has also enabled us to implement best practices across our organization and leverage economies of scale in various direct and indirect costs, ranging from the retention of clinical experts to advise and consult with local operations to the purchase of technology and medical supplies. In addition, our national platform, reputation and knowledge enable us to respond quickly and efficiently to new opportunities. As a result, we have established a long track record of expanding into new geographic markets and developing the clinical expertise to offer new service offerings, including ABI programs, family-based treatment services and specialty group homes for ARY with extremely challenging behaviors.

Client-Oriented Care Model.  We have the expertise to design customized service plans to meet the unique needs of our clients in community-based settings. We specialize in adapting our service offerings to a wide range of intensities of care and other client requirements, as well as in providing cost-effective, high quality services that are accountable to clients, their families and payors. For example, in recent years, we worked closely with key payors in the State of California to transition individuals with I/DD and highly complex medical conditions from state institutions to specialized, community residences that were developed to meet their needs. These individuals had not been previously moved into home and community-based settings because of concerns that their medical needs were too complex to allow them to live outside of large institutional settings. Also, our program for foster children with complex medical conditions serves children in family foster homes with the support of medical professionals, as opposed to expensive hospital or nursing home settings, and provides a holistic approach to each child’s medical, physical and emotional needs. We also work with state and local school districts to provide therapeutic foster care, family reunification, adoption assistance and specialized school services for children who had previously been served in out-of-state residential schools. Additionally, through our evidence-based family preservation and prevention treatment model, we work with youth who are not responding to typical community-based services or who have been found to need institutional placement, as well as those returning from incarceration or institutional placement.

Strong, Recurring Base of Revenue with Stable Cash Flow.  There are several factors that we believe contribute to the stability and performance of our business, most notably the following: (i) the average and growing length of stay for our largest population group, persons with I/DD, which is currently seven years, (ii) the increasing life expectancy of our clients with I/DD, ABI and other catastrophic injuries, as a result of improved medical resources and technology, (iii) active political advocacy and legal protections encouraging home and community-based services; and (iv) the vulnerable nature of our clients who are “must serve.” We believe that these factors help to insulate our programs from deep rate and service cuts. Despite the state budget crisis in 2009 and 2010, we were able to increase revenue through a combination of acquisitions and organic growth and only realized rate adjustments in fiscal year 2009 and 2010 with an annualized net negative impact which represents approximately 1.4% of our net revenue for fiscal year 2010. In addition, our business model has historically required minimal capital expenditures of 2 to 3% of net revenue per year and has modest working capital needs. As a result, we have stable and significant free cash flow which enables us to either reinvest in our business through acquisitions and growth initiatives and/or reduce indebtedness, each as determined by our business and financial strategies.

Flexible Cost Structure.  We believe that our fixed costs are lower than those of large institutional care providers, enabling us to adapt quickly to market developments and regulatory changes. A substantial portion of our caregivers are hourly employees or independently contracted clinicians and Mentors, which allows us to respond quickly to changes in our staffing needs. As of September 30, 2010, nearly 70% of our facilities were leased, which we believe allows us to respond to changes in our service levels.

Strong Track Record of Successful Acquisitions and Development of New Start Programs.  We have grown at a measured pace through a focused and disciplined strategy of acquisitions and development of new starts in existing and new markets. During fiscal 2009 and fiscal 2010, we completed 11 acquisitions, and we have a track record of successfully integrating our acquisitions through significant investment in resources, training and processes. The health and human services markets in which we compete are highly fragmented with a limited number of providers of scale. As a result, we believe that acquisitions will remain a significant part of our growth strategy. During fiscal 2009 and fiscal 2010, we have also commenced 25 new starts and we continue to seek opportunities to develop additional new starts as a means to strengthen our local market share as well as enter new markets and programs.

Experienced and Committed Management Team and Equity Sponsor.  Our management team, having served previously as policy makers, fiscal managers and service providers, has extensive public and private sector experience in health and human services. Our senior management team has been with us for an average of 14 years and averages approximately 23 years in the health and human services industry. Members of our management team have helped us to increase our net revenue from $219.1 million in fiscal 2000 to $1,022.0 million in fiscal 2010 through organic growth and acquisitions. Members of management have helped to integrate more than 40 acquisitions in the past 10 years. Our executive officers have invested $4.2 million in Preferred Units and Class A Common Units in our indirect parent company, NMH Investment LLC (“NMH Investment”). In addition, our equity sponsor, Vestar Capital Partners (“Vestar”) has considerable experience making investments in a wide variety of industries, including healthcare.

Our Business Strategy

We believe home and community-based health and human services that increase client independence and participation in community life while reducing payor costs will continue to grow in market share. We intend to continue to capitalize on this trend, both in existing markets and in new markets where we believe significant opportunities exist. The primary aspects of our strategy include the following:

Maintain and Improve Quality of Care and Continue to Strengthen our Third-Party Payor Relationships.  We focus on providing our clients and their families with an environment that minimizes the stress and uncertainty associated with their condition while fostering community integration and high quality living. We aim to enhance our clients’ overall quality of life by providing a broad range of services, carefully trained, qualified and committed employees and Mentors, and access to best practices from across our organization. We believe our focus on and reputation for client service at both a local and national level has strengthened our relationship with state and local government agencies that refer and pay for our services. As a result, our relationships with these agencies have enabled us to gain contract referrals and renewals and to cross-sell new services into existing markets. We further strengthen these relationships by providing quality assurance, reporting, billing, compliance and risk management programs designed to serve the needs of third-party payors. We seek to position ourselves as the provider of choice to state and local governments and other third-party payors by finding solutions to their most challenging human service delivery problems.

Grow our Census and Expand our Services in New and Existing Markets.  We believe that our future growth will depend on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of new starts in existing markets and new markets. Our new starts typically require us to fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During fiscal 2010, operating losses on new starts for programs started within the previous 18 months were $2.5 million.

We also “cross-sell” new services in existing markets. Depending on the nature of the program and the state or local government involved, we will seek new programs through either unsolicited proposals to government agencies or by responding to a request, generally known as a request for proposal, from a public sector agency. We believe that our broad range of services, relationships with third-party payors, reputation for quality care and national infrastructure give us the ability to increase the number of clients we serve in a cost-effective manner. We have successfully entered new service lines, including ABI, and new program areas, including family-based treatment services and other periodic services. As we continue to strengthen existing services, we will use our clinical skills, personnel and experience to provide new, related services.

Continue to Leverage Overhead and Reduce Costs.  In recent years, we have launched a number of initiatives to leverage our overhead and reduce costs, including purchasing initiatives to obtain more favorable pricing for medical and office supplies, vehicles and technology, and establishing a shared services center (the “SSC”) that now processes all of our cash disbursements. To further leverage the efficiency of the SSC, we intend to centralize other accounting and human resources administrative functions. In addition, we believe we can further exploit our scale and reduce the cost of our organizational structure, particularly in our field administrative functions, and we are currently working with external consultants to optimize our structure and realize some of these reductions in costs.

Continue to Expand in SRS Market and Further Diversify Payor Base.  We believe the SRS market represents an attractive opportunity for us because (i) the demand for these services is growing, (ii) our SRS services typically generate a higher margin than our human services and (iii) the SRS market represents an opportunity for us to diversify our payor base because approximately 57% of our SRS revenue in fiscal 2010 was derived from non-public payors. In addition, the SRS market is highly fragmented and consists of many small providers, which we believe represents an opportunity for us to continue to grow through acquisitions. In recent years, our growth strategy has emphasized expanding our SRS segment through both organic growth and acquisitions, and we have achieved significant growth in both revenue and profitability and become a leading provider of these services. In fiscal 2010, we increased our SRS revenue by 41.9% and our SRS income from operations by 19.9%.

Strategically Pursue Acquisitions.  We have strategically supplemented our organic growth through acquisitions, which have allowed us to penetrate new geographies, leverage our systems, operating costs and best practices, and pursue cross-selling opportunities. The majority of our acquisitions are small and of a “tuck-in” nature although we have completed larger acquisitions, particularly in the SRS segment, from time to time. We monitor the market nationally for human services businesses that we can purchase at an attractive price and efficiently integrate with our existing operations. We believe we are often seen as a preferred acquiror in these situations due to our service offerings, experience, payor relationships, infrastructure, reputation for quality and overall resources. We intend to continue to pursue acquisitions that are philosophically compatible and can be readily integrated into our existing operations. We have invested in the infrastructure and formalized processes to enable us to pursue acquisition opportunities and integrate acquisitions. During fiscal 2010, we acquired seven companies complimentary to our business for total fair value consideration of $52.1 million, including $3.0 million of contingent consideration. For additional information on the acquisitions made during fiscal 2010, see “— Fiscal Year 2010 Acquisitions” and note 5 to our consolidated financial statements.

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

Customers and Contracts

Our customers, which pay us to provide services to our clients, are governmental agencies, not-for-profit organizations and non-public payors. Our I/DD and ARY services, as well as a significant portion of our SRS services, are delivered pursuant to contracts with various governmental agencies, such as departments of developmental disabilities, juvenile justice and child welfare. Such contracts may be issued at the county or state level, depending upon the structure of the service system of the state in question. In addition, a majority of our SRS revenue is derived from contracts with commercial insurers, workers’ compensation carriers and other non-public payors. Contracts may cover a range of individuals such as all children referred for host home services in a county or a particular set of individuals who will share group living arrangements. Contracts are sometimes issued for specific individuals, where rates are individually determined based on need. Although our contracts generally have a stated term of one year and generally may be terminated without cause on 60 days’ notice, the contracts are typically renewed annually if we have complied with licensing, certification, program standards and other regulatory requirements. As a provider of record, we contractually obligate ourselves to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under Medicaid.

During fiscal 2010 and 2009, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, West Virginia, Florida and Indiana, our five largest revenue-generating states, comprised 40% of our net revenue. Revenue from our contracts with state and local governmental payors in the state of Minnesota, our largest state, accounted for 16% of our net revenue for both fiscal 2010 and 2009.

We have long-standing service agreements with Alliance Health and Human Services, Inc. (“Alliance”), an independent, not-for-profit organization, to provide ARY services for state and local governments that prefer or choose not to enter into contracts with for-profit corporations to provide those services. In these cases, Alliance has licenses or contracts with state or local agencies, and we have entered into service agreements with Alliance in Illinois, Ohio and Pennsylvania to provide certain treatment services in local programs for ARY. Approximately 2% and 3% of our revenue for fiscal 2010 and 2009, respectively, was derived from contracts with Alliance.

Training and Supporting our Direct Service Professionals

We provide pre-service and in-service education to all of our direct service professionals, including employees and independent contractors, clinical and administrative staff, and we encourage staff and contractors to avail themselves of outside training opportunities whenever possible. Employees and independent contractors participate in orientation programs designed to increase understanding of our mission, philosophy of care, and our Code of Conduct and compliance program. In addition, education and skill development in competencies required for specific duties are provided in accordance with licensing and regulatory requirements and our internal operating standards. These include, but are not limited to, human rights, individual service plan development, universal precautions, first aid, mandated reporting of abuse and neglect, confidentiality, emergency procedures, medication management, risk management and incident reporting procedures. We maintain an extensive resource library of training materials and an intranet site that facilitates the identification and exchange of expertise across all of our operations. Pre-service and in-service education sessions are required as a condition of continued employment or a continued contractual relationship with us. This training helps our staff to understand their responsibilities to the program and its participants, and results in both personal and professional development of staff and contractors. We work to increase individual job satisfaction and retention of motivated, qualified employees and contractors.

In addition to pre-service and in-service orientation, the Mentors in our ARY business receive training which is specific to the individual or child placed in their home. A home study is conducted and interviews and criminal background checks are performed on all adult members of the Mentor household. Mentors are regularly monitored by our case manager or coordinator according to a prescribed schedule. Mentors have access to emergency telephone triage and on-site crisis intervention, when necessary. Many Mentors attend support groups offered at the program office.

Sales/Business Development and Marketing

We receive substantially all of our I/DD and ARY clients through third-party referrals, most frequently through recommendations to family members from state or local agencies. Since our operations depend heavily on these referrals, we seek to ensure that we provide high-quality services in all states in which we operate, allowing us to enhance our name recognition and maintain a positive reputation with the state and local agencies.

Relationships with referral sources are cultivated and maintained at the local level by key operations managers. Local programs may, however, avail themselves of corporate resources to help grow and diversify their businesses. Staff across the country have the following business development and marketing services available to promote both new and existing product lines.

Our business development group works with operations to drive the growth of programs and services across the country and to divest non-performing business units. The business development group has implemented a “request for proposal” response program designed to expand core growth and promote new program starts and cross sell opportunities. It also conducts research on entry into new markets and the competitive landscape. Our business development group is led by two senior executives. In addition, we have four dedicated mergers and acquisition professionals who identify, prioritize, and implement the best acquisition growth opportunities. All of the business development group’s activities are separated into three pipelines: new program starts (programs in new markets or new programs in existing markets in each case requiring an investment to fund operating losses); proposals (responses to requests-for-proposal); and acquisitions.

Our SRS sales activities are independently organized. We have dedicated geographically assigned sales staff cultivating relationships with public and private payors and conducting our marketing and sales activities.

Competition

I/DD

The I/DD market is highly fragmented, with both not-for-profit and for-profit providers ranging in size from small, local agencies to large, national organizations. While state and local governments continue to supply a small percentage of services, the majority of services are provided by the private sector. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of the not-for-profit companies are affiliated with advocacy and sponsoring groups such as community mental health and mental retardation centers as well as religious organizations.

ARY

Competition in the at-risk youth and troubled youth market is extremely fragmented, with several thousand providers in the United States. Competitors include both for-profit and not-for-profit local providers serving one particular geographic area to multi-state ARY providers, and to very limited extent, state and country providers.

SRS

We compete with local providers, both large and small, including hospitals, post-acute rehabilitation facilities, residential community-based facilities, day treatment centers and outpatient centers specializing in long-term catastrophic care and short-term rehabilitation. This market also includes several large national chains that provide inpatient and outpatient rehabilitation services.

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

The following regulatory considerations are paramount to our operations:

Funding.  Federal and state funding for our services is subject to statutory and regulatory changes, contracting and managed care initiatives, level of care assessments, court orders, rate setting and state budgetary considerations, all of which may materially increase or decrease reimbursement for our services. We actively participate in local and national legislative initiatives that seek to impact funding and regulation of our services. We derive revenues for our I/DD and ARY services, and a significant portion of our SRS services from Medicaid programs.

Licensure and qualification to deliver service.  We are required to comply with extensive licensing and regulatory requirements applicable to the services we deliver. These include requirements for participation in the Medicaid program, state and local contractual obligations, and requirements relating to individual rights, the credentialing of all of our employees and contract Mentors (including background and Office of Inspector General checks), the quality of care delivered, the physical plant and facilitation of community participation. Compliance with state licensing requirements is a prerequisite for participation in government-sponsored health care assistance programs, such as Medicaid. To qualify for reimbursement under Medicaid, facilities and programs are subject to various requirements imposed by federal and state authorities. We maintain a licensing database that tracks activity on licenses governing the provision of services.

In addition to Medicaid participation requirements, our facilities and services are subject to annual or semi-annual licensing and other regulatory requirements of state and local authorities. These requirements relate to the condition of the facilities, the quality and adequacy of personnel and the quality of services provided. State licensing and other regulatory requirements vary by jurisdiction and are subject to change and local interpretation.

From time to time we receive notices from regulatory inspectors that, in their opinion, there are deficiencies resulting from a failure to comply with various regulatory requirements. We review such notices and take corrective action as appropriate. In most cases we and the reviewing agency agree upon the steps to be taken to address the deficiency and, from time to time, we or one or more of our subsidiaries may enter into agreements with regulatory agencies requiring us to take certain corrective action in order to maintain our licenses. Serious deficiencies, or failure to comply with any regulatory agreements, may result in the assessment of fines or penalties and/or decertification or delicensure actions by the Centers for Medicare and Medicaid Services (“CMS”) or state regulatory agencies.

We deliver services and support under a number of different funding and program provisions. Our most significant source of funding for our I/DD services are Home and Community Based Services (“HCBS”) Waiver programs, Medicaid programs for which eligibility is based on a set of criteria (typically disability or age) established by the state and approved by the federal government. There is no uniformity among states and/or regulations governing our delivery of waivered services to individuals. Each state where we deliver services operates under a plan submitted by the state to CMS to use Medicaid funds in non-institutional settings. Typically the state writes its own regulations governing providers and services provided under the state waiver program. Consequently, there is no uniform method of describing or predicting the outcomes of regulations across states where we deliver HCBS Waiver services. In addition, our ICFs-MR are governed by federal regulations, and may also be subject to individual state rules that vary widely in application and content. Federal regulations require that in order to maintain Medicaid certification as an ICF-MR, the facility is subject to annual on site survey (a federal rule and process implemented by state agencies). Failure to successfully pass this inspection and remedy all defects or conditions cited may result in a finding of immediate jeopardy or other serious sanction and, ultimately, may cause a loss of both certification and funding for that particular facility.

Similarly, child foster care and other children’s services are largely governed by individual state regulations which vary both in terms and regulatory content. Failure to comply with any state’s regulations requires remedial action on our part and a failure to adequately remedy the problem may result in provider or contract termination.

All states in which we operate have adopted laws or regulations which generally require that a state agency approve us as a provider, and many require a determination that a need exists prior to the addition of covered individuals or services. Provider licenses are not transferable. Consequently, should we intend to acquire, develop, expand or divest services in any state or to enter a new state, we may be required to undergo a rigorous licensing, transfer and approval process prior to conducting business or completing any transaction.

Similarly, some states have a formal Certificate of Need (“CON”) process, whereby the state health care authority must first determine that a service proposed is needed under the state health plan, prior to any service being licensed or applied for. The CON process varies by state and may be formal in design, encompassing any transfer, organizational change, capital improvements, divestitures or acquisitions. Formal processes may include public notice, opportunity for affected parties to request a hearing prior to the health care authority approving the project, as well as an opportunity for the state authority to deny the project. Other states have a less formal process for CON application and approval and may be limited to new or institutional projects. Very few states require CON approval for waivered services. Failure to comply with a state CON process may result in a prohibition on Medicaid billing and may subject the provider to fines, penalties, other civil sanctions or criminal penalties for the operators or owners of an unapproved health service.

Other regulatory matters.  The Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” set national standards for the protection of health information created, maintained or transmitted by health providers. Under the law and regulations known collectively as the privacy and security rules, covered entities must implement standards to protect and guard against the misuse of individually identifiable health information.

Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require organizations to implement significant and expensive new computer systems, employee training programs and business procedures. Rules have been established to protect the integrity, security and distribution of electronic health and related financial information. Many states have also implemented extensive data privacy and security laws and regulations. Failure to timely implement or comply with HIPAA or other data privacy and security regulations may, under certain circumstances, trigger the imposition of civil or criminal penalties.

The federal False Claims Act imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. Violations of the False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim.

In addition to actions being brought by government officials under the False Claims Act, this statute and analogous state laws also allow a private individual with direct knowledge of fraud to bring a “whistleblower,” or qui tam suit on behalf of the government for violations. The whistleblower receives a statutory amount of up to 30% of the recovered amount from the government’s litigation proceeds if the litigation is successful or if the case is successfully settled. Recently, the number of whistleblower suits brought against healthcare providers has increased dramatically, and has included suits based (among other things) upon alleged violations of the Federal Anti-Kickback Law.

The Anti-Kickback Law prohibits kickbacks, rebates and any other form of remuneration in return for referrals. Any remuneration, direct or indirect, offered, paid, solicited, or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicaid could be considered a violation of law. The language of the Anti-Kickback law also prohibits payments made to anyone to induce them to recommend purchasing, leasing, or ordering any goods, facility, service, or item for which payment may be made in whole or in part by Medicaid. Criminal penalties under the Anti-Kickback Law include fines up to $25,000, imprisonment for up to 5 years, or both. In addition, acts constituting a violation of the Anti-Kickback Law may also lead to civil penalties, such as fines, assessments and exclusion from participation in the Medicaid program.

Additionally we must comply with local zoning and licensing ordinances and requirements. The Federal Fair Housing Amendments Act of 1988 protects the interests of the individuals we serve, prohibits local discriminatory ordinance practices and provides additional opportunities and accommodations for people with disabilities to live in their community of choice.

Federal regulations promulgated by the Occupational Safety and Health Administration (“OSHA”) require us to have safety plans for blood borne pathogens and other work place risks. At any point in time OSHA investigators may receive a complaint which requires on-site inspection and/or audit, the outcome of which may adversely affect our operations.

Periodically, new statutes and regulations are written and adopted that directly affect our business. It is often difficult to predict the impact a new regulation will have on our operations until we have taken steps to implement its requirements. For example, the recently enacted Patient Protection and Affordable Care Act provided a mandate for more vigorous and widespread health care enforcement but remains a fairly new federal initiative. Thus, the ultimate impact remains unclear and only the passage of time and our experience with enforcement and compliance will permit our assessment of the exact impact the new statute and regulations have on our business.

Conviction of abusive or fraudulent behavior with respect to one facility or program may subject other facilities and programs under common control or ownership to disqualification from participation in the Medicaid program. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals (included but not limited to officers, directors, owners and key employees) have been debarred, suspended, or declared ineligible or have been voluntarily excluded from participating in federal contracts. In addition, some state regulators provide that all facilities licensed with a state under common ownership or control are subject to delicensure if any one or more of such facilities are delicensed.

We must also comply with the standards set forth by the Office of Inspector General (“OIG”) governing internal compliance and external reporting requirements. OIG advisory opinions, though limited in their application to Medicaid programs, are reviewed and monitored regularly. Significant legislative, media and public attention has recently focused on health care. Because the law in this area is complex and continuously evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with current practices. It is possible that outside entities could initiate investigations or future litigation impacting our services and that such matters could result in penalties and adverse publicity. It is also possible that our executive and other management personnel could be included in these investigations and litigation or be named defendants.

Finally, we are also subject to a large number of employment related laws and regulations, including laws relating to discrimination, wrongful discharge, retaliation, and federal and state wage and hours laws.

A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. Failure to comply with laws and regulations could have a material adverse effect on our business.

A dedicated Compliance Officer (vice president level position) oversees our compliance program and reports to our General Counsel, a management compliance committee and a board compliance committee. The program activities are reported regularly to the management compliance committee which includes the CEO, COO, CFO as well as medical, operations, HR, legal and quality expertise. In addition, the program activities are periodically reported at the board level.

Certain Transactions

On June 29, 2006, NMH MergerSub, Inc., a wholly owned subsidiary of NMH Investment, merged with and into the Company, and the Company was the surviving corporation (the “Merger”). Vestar, certain affiliates of Vestar, members of management and certain directors own NMH Investment, and therefore indirectly own the Company. In connection with the Merger, we entered into new senior secured credit facilities consisting of a $335.0 million seven-year senior secured term loan facility, a $125.0 million six-year senior secured revolving credit facility, and a $20.0 million seven-year senior secured synthetic letter of credit facility. We also issued $180.0 million of notes, which are guaranteed by our subsidiaries, except for our non-profit subsidiaries. For additional information on this transaction, see note 10 to our consolidated financial statements included elsewhere in this report.

On July 5, 2007, NMH Holdings, Inc. (“NMH Holdings”), our indirect parent company, issued $175.0 million aggregate principal amount of senior floating rate toggle notes (the “NMH Holdings notes”). These notes are unsecured and are not guaranteed by the Company or any of its affiliates. NMH Holdings used the proceeds from this offering to pay a dividend to its parent NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its preferred units and to pay fees and expenses related to the offering. Interest is accruing as paid in kind, or PIK, and will be payable in cash beginning September 2012.

Our Sponsor

Vestar Capital Partners is a leading private equity firm specializing in management buyouts and growth capital investments. Vestar’s investment in National Mentor Holdings, Inc. was funded by Vestar Capital Partners V, L.P., a $3.7 billion fund which closed in 2006, and an affiliate.

Since the firm’s founding in 1988, Vestar has completed 67 investments in the North America and Europe in companies with a total value of approximately $30 billion. These companies have varied in size and geography and span a broad range of industries including healthcare, an area in which Vestar’s principals have had meaningful experience. Vestar currently manages funds totaling approximately $7 billion and has offices in New York, Denver, Boston, Paris, Milan and Munich. See “Certain Relationships and Related Transactions, and Director Independence,” “Security Ownership of Principal Shareholders and Management” and the documents incorporated by reference herein for more information with respect to our relationship with Vestar.

Item 1A.	Risk Factors

Reductions or changes in Medicaid funding or changes in budgetary priorities by the state and local governments that pay for our services could have a material adverse effect on our revenue and profitability.

We derive the vast majority of our revenue from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal and state health insurance program through which state expenditures are matched by federal funds typically ranging from 50% to approximately 76% of total costs, a number based largely on a state’s per capita income. Our revenue, therefore, is determined by the level of federal, state and local governmental spending for the services we provide. For the period from October 1, 2008 thru June 30, 2011, under the American Recovery and Reinvestment Act of 2009, the federal government had temporarily increased its share of the costs. As a result, it is providing state governments with more than $100 billion in federal Medicaid funding during this period to help address state budget gaps caused by a steep decline in tax collections and significantly increased Medicaid enrollment, among other factors, during the recent recessionary period. Budgetary pressures, particularly during the recent recessionary period as well as other economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. Furthermore, the termination of enhanced federal Medicaid funding, scheduled for July 1, 2011, is expected to occur well before state revenues are projected to return to pre-recessionary levels and is expected to significantly increase the budgetary challenges confronting state governments for fiscal year 2012, which begins July 1, 2011 in most states. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. The Patient Protection and Affordable Care Act of 2010 mandates certain uses for Medicaid funds, which could have the effect of diverting those funds from the services we provide. Many states in which we operate have been experiencing unprecedented budgetary deficits and constraints and have implemented or are considering initiating service reductions, rate freezes and/or rate reductions, including states such as Minnesota, California, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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

We have a significant amount of indebtedness. As of September 30, 2010, we had total indebtedness of $506.2 million, no borrowings under our senior revolver and $115.1 million of availability under our senior revolver. The senior secured credit facilities also include a $20.0 million synthetic letter of credit facility, all of which has been fully utilized. The availability under our senior revolver was reduced from $125.0 million as $9.9 million of letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding under the senior credit agreement.

Our substantial degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, future business opportunities and acquisitions and capital expenditures;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	interest rates on our variable interest rate borrowings under the senior secured credit facilities may increase;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt and a lower degree of leverage; and

•	we may be vulnerable if the current downturn in general economic conditions continues or if there is a downturn in our business, or we may be unable to carry out activities that are important to our growth.

In addition to our indebtedness noted above, our indirect parent company NMH Holdings had $220.3 million aggregate principal amount of the NMH Holdings notes outstanding as of September 30, 2010 (including the $13.2 million of which was held by us). These notes are not guaranteed by the Company. NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, absent other sources of liquidity, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which increased the principal amount by $59.2 million, including the PIK Interest issued to us. NMH Holdings currently expects to elect to make interest payments entirely by increasing the principal amount of the NMH Holdings notes or issuing new NMH Holdings notes (“PIK Interest”) through June 15, 2012. Beginning September 15, 2012, interest payments must be made in cash, including the accrued PIK Interest. NMH Holdings expects the September 2012 payment to be in the range of $90.0 million to $95.0 million depending on movements in interest rates. Our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to pay dividends to our parent companies. We do not currently expect to have the ability under our debt agreements to make a dividend payment in an amount sufficient to enable NMH Holdings to satisfy its payment due in September 2012. NMH Holdings may pursue various financing alternatives to fund this payment, any of which could have a material impact on our liquidity and could also require amendments to the agreements governing our outstanding debt obligations or those of NMH Holdings. Additional financing may not be available or, if available, may not be made on terms favorable to us.

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

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For fiscal 2010, our aggregate rental payments for these leases, including taxes and operating expenses, was $44.8 million. These obligations could further increase the risks described above.

Current credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.

Due to the general tightening of the credit markets over the last several years, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash-flow needs. Moreover, tax revenue continues to be down in many jurisdictions due to the economic recession and high rates of unemployment, and government payors may not be able to pay us for our services until they collect sufficient tax revenue. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In addition, in the event that our payors or other counterparties delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations or increased unionization activities.

Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages, health care costs and other personnel costs, and adverse changes in client service models. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant. In addition, The Patient Protection and Affordable Care Act signed into law on March 23, 2010 will impose new mandates on employers beginning in January 2011. Given the composition of our workforce, these mandates could be material to our costs, and we are studying the potential impact of these mandates.

Although our employees are generally not unionized, we recently acquired a business in New Jersey with forty-nine employees who are represented by a labor union. Future unionization activities could result in an increase of our labor and other costs. The Employee Free Choice Act (“EFCA”) of 2009 (H.R. 1409) seeks to amend the National Labor Relations Act to make it easier for workers to be represented by labor unions. If the EFCA or a variation of this legislation becomes law, it could result in increased unionization activities. We may not be able to negotiate labor agreements on satisfactory terms with any future labor unions. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Covenants in our debt agreements restrict our business in many ways.

The credit agreement governing the senior secured credit facilities, the indenture governing the senior subordinated notes and the indenture governing the NMH Holdings notes contain various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

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

The nature of our operations could subject us to substantial claims, litigation and governmental investigations.

We are in the health and human services business and, therefore, we have been and continue to be subject to substantial claims alleging that we, our employees or our Mentors failed to provide proper care for a client. We are also subject to claims by our clients, our employees, our Mentors or community members against us for negligence, intentional misconduct or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges, and our claims for professional and general liability have increased sharply in recent years. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

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

We also are subject to potential lawsuits under the False Claims Act and other federal and state whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards and bounties to private plaintiffs who successfully bring these suits. If we are found to have violated the False Claims Act, we could be excluded from participation in Medicaid and other federal healthcare programs. The Patient Protection and Affordable Care Act provides a mandate for more vigorous and widespread enforcement activity.

Finally, we are also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation; claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws; and novel intentional tort claims.

Our financial results could be adversely affected if claims against us are successful, to the extent we must make payments under our self-insured retentions, or if such claims are not covered by our applicable insurance or if the costs of our insurance coverage increase.

We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. Any claims, if successful, could result in substantial damage awards which might require us to make payments under our self-insured retentions. We have historically self-insured amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate, but as of October 1, 2010, we are self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500,000 per claim in excess of the aggregate. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.

Insurance against professional and general liability and automobile liability can be expensive. Our insurance premiums have increased and may increase in the near future. Insurance rates vary from state to state, by type and by other factors. The rising costs of insurance premiums, as well as successful claims against us, could have a material adverse effect on our financial position and results of operations.

It is also possible that our liability and other insurance coverage will not continue to be available at acceptable costs or on favorable terms.

If payments for claims exceed actuarially determined estimates, are not covered by insurance, or our insurers fail to meet their obligations, our results of operations and financial position could be adversely affected.

Because a substantial portion of NMH Holdings’ and our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.

A substantial portion of our indebtedness, including borrowings under the senior revolver and borrowings under the senior secured term loan facility and the indebtedness of NMH Holdings under the NMH Holdings notes, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our and NMH Holdings’ debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same.

As of September 30, 2010, we had $324.5 million of floating rate debt outstanding. As of September 30, 2010, NMH Holdings had $220.3 million of floating rate debt outstanding, including the debt of its subsidiaries. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt for fiscal 2010 by $3.2 million, and a 1% increase in the interest rate on the NMH Holdings notes would increase NMH Holdings’ interest expense on those notes for fiscal 2010 by $2.2 million. If interest rates increase dramatically, NMH Holdings and the Company and its subsidiaries could be unable to service their debt.

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

We derive the vast majority of our revenue from state and local government agencies, and a substantial portion of this revenue is state-funded with federal Medicaid matching dollars. If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicaid programs, which could harm us. In billing for our services to third-party payors, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential criminal or civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We annually submit a large volume of claims for

Medicaid and other payments and there can be no assurance that there have not been errors. The rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers or private whistleblowers will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

If any of the state and local government payors determine that we have not complied with our contracts or have violated any applicable laws or regulations, our revenue may decrease, we may be subject to fines or penalties and we may be required to restructure our billing and collection methods. We are routinely subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these governmental payors may be entitled to, in their discretion:

•	require us to refund amounts we have previously been paid;

•	terminate or modify our existing contracts;

•	suspend or prevent us from receiving new contracts or extending existing contracts;

•	impose referral holds on us;

•	impose fines, penalties or other sanctions on us; and

•	reduce the amount we are paid under our existing contracts.

As a result of past reviews and audits of our operations, we have been and are subject to some of these actions from time to time. While we do not currently believe that our existing audit proceedings will have a material adverse effect on our financial condition or significantly harm our reputation, we cannot assure you that similar actions in the future will not do so. In addition, such proceedings could have a material adverse impact on our results of operations in a future reporting period.

In some states, we operate on a cost reimbursement model in which revenue is recognized at the time costs are incurred. In these states, payors audit our historical costs on a regular basis, and if it is determined that our historical costs are insufficient to justify our rates, our rates may be reduced, or we may be required to return fees paid to us in prior periods. In some cases we have experienced negative audit adjustments which are based on subjective judgments of reasonableness, necessity or allocation of costs in our services provided to clients. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors and adjustments of our rates. We cannot assure you that our rates will be maintained, or that we will be able to keep all payments made to us, until an audit of the relevant period is complete. Moreover, if we are required to restructure our billing and collection methods, these changes could be disruptive to our operations and costly to implement. Failure to comply with laws and regulations could have a material adverse effect on our business.

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

Our success in obtaining new contracts and renewals of our existing contracts depend upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups, families of our clients and the public. Negative publicity, changes in public perception, legal proceedings and government investigations with respect to our operations could damage our reputation and hinder our ability to retain contracts and obtain new contracts, and could reduce referrals, increase government scrutiny and compliance or litigation costs, or generally discourage clients from using our services. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We face substantial competition in attracting and retaining experienced personnel, and we may be unable to maintain or grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to attract and retain qualified and experienced human service and other professionals who possess the skills and experience necessary to deliver quality services to our clients and manage our operations. We face competition for certain categories of our employees, particularly service provider employees, based on the wages, benefits and other working conditions we offer. Contractual requirements and client needs determine the number, education and experience levels of human service professionals we hire. Our ability to attract and retain employees with the requisite credentials, experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

We may not realize the anticipated benefits of any future acquisitions and we may experience difficulties in integrating these acquisitions.

As part of our growth strategy, we intend to make acquisitions. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:

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

From time to time, some of our licenses or certifications, or those of our employees, are temporarily placed on probationary status or suspended. If we lost our status as a licensed provider of human services in any jurisdiction or any other required certification, we would be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction would be subject to termination. Moreover, such an event could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract, license or certification terminations. Any of these events could have a material adverse effect on our operations.

We are subject to extensive governmental regulations, which require significant compliance expenditures, and a failure to comply with these regulations could adversely affect our business.

We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the maintenance and management of our work place for our employees, the quality of our service, the revenue we receive for our services, and reimbursement for the cost of our services. Compliance with these laws, regulations and policies is expensive, and if we fail to comply with these laws, regulations and policies, we could lose contracts and the related revenue, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 (as amended, “HIPAA”) and other federal and state data privacy and security laws, which require the establishment of privacy standards for health care information storage, retrieval and dissemination as well as electronic transmission and security standards, could result in potential penalties in certain of our businesses if we fail to comply with these privacy and security standards.

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

The federal anti-kickback law and non-self referral statute, and similar state statutes, prohibit kickbacks, rebates and any other form of remuneration in return for referrals. Any remuneration, direct or indirect, offered, paid, solicited, or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicaid could be considered a violation of law. The language of the anti-kickback law also prohibits payments made to anyone to induce them to recommend purchasing, leasing, or ordering any goods, facility, service, or item for which payment may be made in whole or in part by Medicaid. Criminal penalties under the anti-kickback law include fines up to $25,000, imprisonment for up to 5 years, or both. In addition, acts constituting a violation of the anti-kickback law may also lead to civil penalties, such as fines, assessments and exclusion from participation in the Medicaid programs.

CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. Throughout 2011, we expect MIC audits will continue to expand. In addition to MICs, several other contractors, including the state Medicaid agencies, have increased their review activities.

Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, our financial position and our results of operations could be materially adversely impacted.

If a federal or state agency asserts a different position or enacts new laws or regulations regarding illegal payments under Medicaid or other governmental programs, we may be subject to civil and criminal penalties, experience a significant reduction in our revenue or be excluded from participation in Medicaid or other governmental programs.

Any change in interpretations or enforcement of existing or new laws and regulations could subject our current business practices to allegations of impropriety or illegality, or could require us to make changes in our homes, equipment, personnel, services, pricing or capital expenditure programs, which could increase our operating expenses and have a material adverse effect on our operations or reduce the demand for or profitability of our services.

We have identified material weaknesses in our internal control over financial reporting in prior periods.

As reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, we identified material weaknesses in our internal control over financial reporting relating to our revenue and accounts receivable balances as of September 30, 2009, and management concluded that as of that date, our internal control over financial reporting was not effective and, as a result, our disclosure controls and procedures were not effective. We also reported material weaknesses as of September 30, 2008, including a material weakness in controls to verify the existence of our fixed asset balances. As a result of this material weakness, we identified errors during the quarter ended June 30, 2009 which resulted in an adjustment to reduce property and equipment by $1.8 million. While we have taken action to remediate our identified material weaknesses and continue to improve our internal controls, the decentralized nature of our operations and the manual nature of many of our controls increases our risk of control deficiencies.

We did not experience similar material weaknesses in connection with our audit of fiscal 2010. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. We may in the future identify material weaknesses or significant deficiencies in connection with the continuing implementation of our billing and accounts receivable system and the consolidation of our cash disbursement function at one centralized location. In addition, if we continue to make acquisitions, as we expect to, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

Management continues to devote significant time and attention to improving our internal controls, and we will continue to incur costs associated with implementing appropriate processes, which could include fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

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

For the fiscal year ended September 30, 2010, 16% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% took effect in Minnesota on July 1, 2009. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Our success depends, in part, on the continued contributions of our senior officers and other key employees. Our management team has significant industry experience and would be difficult to replace. If we lose or suffer an extended interruption in the service of one or more of our key employees, our financial condition and operating results could be adversely affected. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

Our success depends on our ability to manage growing and changing operations and successfully optimize our cost structure.

Since 1998, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. Our operations are highly decentralized, with many billing, accounting and collection functions being performed at the local level. This requires us to expend significant resources implementing and monitoring compliance at the local level. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to accommodate future growth. This will require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. We also are continuing to take actions to optimize our cost structure, including most recently centralizing certain functions and implementing a review of our field administrative functions. To the extent these optimization efforts and any related reductions in force disrupt our operations, there could be an adverse effect on our financial results. In addition, our cost structure optimization efforts may not achieve the cost savings we expect within the anticipated time frame, or at all. Our inability to manage growth and implement cost structure optimization effectively could have a material adverse effect on our results of operations, financial position and cash flows.

Our information systems are critical to our business and a failure of those systems could materially harm us.

We depend on our ability to store, retrieve, process and manage a significant amount of information, and to provide our operations with efficient and effective accounting, census, incident reporting and scheduling systems. Our information systems require maintenance and upgrading to meet our needs, which could significantly increase our administrative expenses.

Furthermore, any system failure that causes an interruption in service or availability of our critical systems could adversely affect operations or delay the collection of revenues. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation.

The performance of our information technology and systems is critical to our business operations. Our information systems are essential to a number of critical areas of our operations, including:

•	accounting and financial reporting;

•	billing and collecting accounts;

•	coding and compliance;

•	clinical systems, including census and incident reporting;

•	records and document storage; and

•	monitoring quality of care and collecting data on quality and compliance measures.

Our financial results may suffer if we have to write-off goodwill or other intangible assets.

A portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 65.7% and 65.0% of the total assets on our balance sheet as of September 30, 2010 and 2009, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

We may be more susceptible to the effects of a public health catastrophe than other businesses due to the vulnerable nature of our client population.

Our primary clients are individuals with developmental disabilities, brain injuries, or emotionally, behaviorally or medically complex challenges, many of whom may be more vulnerable than the general public in a public health catastrophe. For example, in a flu pandemic, we could suffer significant losses to our client population and, at a high cost, be required to pay overtime or hire replacement staff and Mentors for workers who drop out of the workforce. Accordingly, certain public health catastrophes such as a flu pandemic could have a material adverse effect on our financial condition and results of operations.

We are controlled by our principal equityholder, which has the power to take unilateral action.

Vestar controls our business affairs and material policies. Circumstances may occur in which the interests of Vestar could be in conflict with the interests of our debt holders. In addition, Vestar may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debt holders. For example, we may pursue various financing alternatives in order to fund required cash payments on the NMH Holdings notes, accrued interest for which will be due and payable in cash beginning September 15, 2012. Vestar is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Vestar may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Vestar continue to own a significant amount of our equity interests, even if such amount is less than 50%, Vestar will continue to be able to significantly influence or effectively control our decisions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2010, we provided services in 402 owned facilities and 933 leased facilities, as well as in homes owned by our Mentors. We also own one office and lease 277 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by extending leases that expire or by finding alternative space.

Item 3.	Legal Proceedings

We are in the health and human services business and, therefore, we have been and continue to be subject to substantial claims alleging that we, our employees or our Mentors failed to provide proper care for a client. We are also subject to claims by our clients, our employees, our Mentors or community members against us for negligence, intentional misconduct or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of the legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates.

See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I. Item 1A. Risk Factors” for additional information.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We are an indirect wholly owned subsidiary of NMH Investment. Accordingly, there is no public trading market for our common stock.

Stockholders

There was one owner of record of our common stock as of December 1, 2010.

Dividends

During fiscal 2009, we paid a dividend of $7.0 million to NMH Holdings, LLC (“Parent”), which used the proceeds of the dividend to make distributions to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase $13.9 million in aggregate principal amount of the NMH Holdings notes.

During fiscal 2009, we paid a dividend of $1.05 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.05 million to NMH Investment. NMH Investment used the proceeds of the dividend to make a contribution to its wholly owned subsidiary ESB Holdings, LLC, which is an affiliate of the Company. ESB Holdings, in turn, used the proceeds to reimburse us for certain expenses we had incurred on its behalf in connection with exploring a strategic initiative.

Any future determination to pay dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant. In addition, our current financing arrangements limit the cash dividends we may pay in the foreseeable future. We are restricted from paying dividends to Parent in excess of $15 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes and certain other examples.

Equity Compensation Plan Information

The following table lists the number of securities of NMH Investment available for issuance as of December 1, 2010 under the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. For a description of the plan, please see note 19 to the consolidated financial statements included elsewhere in this report.

Number of Securities Remaining
Available for Future Issuance
	Number of Securities to be	Weighted-Average	under Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	N/A	N/A	Preferred Units: 9,202.66 A Units: 99,626.61 B Units: 6,426.44 C Units: 6,740.58 D Units: 16,756.43 E Units: -
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	—	—	Preferred Units: 9,202.66 A Units: 99,626.61 B Units: 6,426.44 C Units: 6,740.58 D Units: 16,756.43 E Units: -

Unregistered Sales of Equity Securities

No equity securities of the Company were sold during fiscal 2010; however, the Company’s indirect parent, NMH Investment, did sell equity securities during this period.

The following table sets forth the number of units of common equity of NMH Investment issued during fiscal 2010 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were granted under Rule 701 promulgated under the Securities Act of 1933.

Dates	Title of Securities	Amount	Purchasers	Consideration

January 12, 2010	Class B Common Units	2,887.50	Certain employees	$144.38
	Class C Common Units	3,030.00		$90.90
	Class D Common Units	3,210.00		$32.10
January 17, 2010	Class B Common Units	1,925.00	One employee	$96.25
	Class C Common Units	2,020.00		$60.60
	Class D Common Units	2,140.00		$21.40
January 19, 2010	Class B Common Units	5,293.75	Certain employees	$264.69
	Class C Common Units	5,555.00		$166.65
	Class D Common Units	5,885.00		$58.85
September 24, 2010	Class E Common Units	3,187.00	One director	$159.35

Repurchases of Equity Securities

No equity securities of the Company or NMH Investment were repurchased during the fourth quarter of fiscal 2010. We did not repurchase any of our common stock as part of an equity repurchase program during the fourth quarter of fiscal 2010.

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data as of and for the years ended September 30, 2008, 2009 and 2010 from the historical consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K.

We have derived the selected historical consolidated financial data as of September 30, 2006 and for the periods from October 1, 2005 through June 29, 2006 and from June 30, 2006 through September 30, 2006 and as of and for the year ended September 30, 2007 from the historical consolidated financial statements of the Company and the related notes not included or incorporated by reference in this Annual Report on Form 10-K.

The selected information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes included elsewhere in this report.

	Predecessor(1)(4)	Successor(4)
	Period from	Period from
	October 1, 2005	June 30
	through	through
	June 29,	September 30,	Year Ended September 30,
	2006	2006	2007	2008	2009	2010
	(Dollars in thousands)
Statements of Operations Data:
Net revenue	$557,943	$200,726	$876,970	$929,831	$970,218	$1,022,036
Cost of revenue (exclusive of depreciation expense shown separately below)	421,794	153,426	661,737	704,778	736,651	779,977
General and administrative expenses	75,596	28,825	117,426	130,023	132,843	140,815
Stock option settlement	26,880	—	—	—	—	—
Depreciation and amortization	17,003	11,455	50,787	50,548	56,800	57,633
Transaction costs	9,136	—	—	—	—	—

Income from operations	7,534	7,020	47,020	44,482	43,924	43,611
Management fee to related party	(198)	(227)	(892)	(1,349)	(1,146)	(1,208)
Other income (expense), net	1,306	(37)	(422)	(797)	(503)	(341)
Interest income	646	256	1,060	684	193	42
Interest income from related party	—	—	—	—	1,202	1,921
Interest expense	(52,311)	(13,269)	(50,687)	(48,947)	(48,254)	(46,693)

Loss from continuing operations before income taxes	(43,023)	(6,257)	(3,921)	(5,927)	(4,584)	(2,668)
Benefit for income taxes	(11,305)	(2,360)	(836)	(133)	(1,414)	(601)

Loss from continuing operations	(31,718)	(3,897)	(3,085)	(5,794)	(3,170)	(2,067)
(Loss) income from discontinued operations, net of tax	(68)	233	593	(1,441)	(2,286)	(4,800)

Net loss	$(31,786)	$(3,664)	$(2,492)	$(7,235)	$(5,456)	$(6,867)

Balance Sheet Data (at end of period):
Cash and cash equivalents		$26,511	$29,373	$38,908	$23,650	$26,448
Working capital(2)		55,423	57,297	55,878	47,836	34,904
Total assets		1,000,665	1,012,628	1,016,433	995,610	1,015,885
Long-term debt(3)		517,001	512,300	509,984	502,443	502,423
Shareholder’s equity		248,868	246,031	237,128	223,728	225,133

(1)	On June 29, 2006, the Company changed ownership. The previous ownership periods are deemed to be predecessor periods pursuant to Rule 3-05 of Regulation S-X.

(2)	Working capital is calculated by subtracting current liabilities from current assets.

(3)	Long-term debt includes obligations under capital leases.

(4)	All fiscal years presented reflect the classification of REM Health, REM Maryland and REM Colorado as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, we have grown to provide services to approximately 23,600 clients in 36 states.

We design customized service plans to meet the unique needs of our clients, which we deliver in home and community-based settings. Most of our service plans involve residential support, typically in small group homes, host home settings or specialized community facilities, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. Our customized service plans offer our clients, as well as the payors for these services, an attractive, cost-effective alternative to health and human services provided in large, institutional settings.

We offer our services through a variety of models, including (i) small group homes, most of which are residences for six people or fewer, (ii) host homes, or the “Mentor” model, in which a client lives in the home of a trained Mentor, (iii) in-home settings, in which we support clients’ independence with 24-hour services in their own homes, (iv) small, specialized community facilities which provide post-acute, specialized rehabilitation and comprehensive care for individuals who have suffered ABI, spinal and other catastrophic injuries and illnesses and (v) non-residential settings, consisting primarily of day programs and periodic services in various settings.

Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management and personal care. Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family reunification, family preservation, early intervention and adoption services. Our SRS segment delivers healthcare and community-based human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. Our services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include skilled nursing, neurorehabilitation, neurobehavioral rehabilitation, physical, occupational, and speech therapy, supported living, outpatient treatment, and pre-vocational services.

We have two reportable segments, Human Services and SRS. The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and/or medically complex challenges. The SRS segment provides a mix of health care and community-based health and human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses.

Factors Affecting our Operating Results

Demand for Home and Community-Based Health and Human Services

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

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services. Similarly, growth for our ARY services has been driven by favorable demographics. Demand for our Post Acute Specialty Rehabilitation Services has also grown as faster emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury, as well as spinal cord and other catastrophic injuries. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and “step-down” for individuals who no longer require care in acute settings.

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

Historically, pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services, although we have suffered rate reductions in the current recessionary environment. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. The majority of our specialty rehabilitation services revenue, however, is derived from non-public payors, such as commercial insurers, managed care and other private payors.

Expansion

We have grown our business through expansion of existing markets and programs as well as through acquisitions.

Organic Growth

We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During fiscal 2010, operating losses on new starts for programs started within the previous 18 months were $2.5 million.

Acquisitions

As of September 30, 2010, we have completed 26 acquisitions since 2005, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.

During fiscal 2010, we acquired seven companies complimentary to our business for total fair value consideration of $52.1 million, including $3.0 million of contingent consideration. The following acquisitions are included in the Human Services segment during fiscal 2010:

Springbrook.  On January 15, 2010, we acquired the assets of Springbrook, Inc. and an affiliate (together, “Springbrook”) for total fair value consideration of $9.3 million, including $3.0 million of contingent consideration. Springbrook operates in Arizona and Oregon and provides residential and mental health services to individuals with developmental disabilities and behavioral issues.

Woodhill.  On September 15, 2010, we acquired the assets of Woodhill Homes, Inc. (“Woodhill”) for total cash of $3.5 million. Woodhill operates group homes serving I/DD residents in Minnesota.

In addition, we acquired the following acquisitions which are included in the SRS segment.

Villages.  We acquired the assets of two California facilities (together, “Villages”), on January 29, 2010 and on February 11, 2010, engaged in neurorehabilitation services for total cash of $7.0 million.

NeuroRestorative.  On February 22, 2010, in a purchase of stock and assets, we acquired a provider of neurobehavioral and supported living programs (“NeuroRestorative”) for total cash of $16.8 million. NeuroRestorative has operations in Arkansas, Louisiana, Oklahoma and Texas and serves individuals who have sustained a traumatic brain injury.

Anchor Inne.  On June 30, 2010, we acquired the assets of Anchor Inne, Inc. (“Anchor Inne”) for total cash of $3.4 million. Anchor Inne has operations in Pennsylvania and serves individuals who have sustained a traumatic brain injury.

PLUS.  On September 24, 2010, we acquired the stock of Progressive Living Units Systems-New Jersey, Inc. (“PLUS”) for total cash of $12.1 million. PLUS has operations in New Jersey and Pennsylvania and provides supported and independent living services to individuals who have sustained a traumatic brain injury.

For additional information on the acquisitions made during fiscal 2010, see note 5 to our consolidated financial statements included elsewhere in this report.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

During fiscal 2010, we closed our business operations in the state of Colorado (“REM Colorado”) and recognized a pre-tax loss of $3.0 million for fiscal 2010, which included a $2.5 million impairment charge. Also during fiscal 2010, we closed certain business operations in the state of Maryland (“REM Maryland”) and recognized a pre-tax loss of $5.1 million for fiscal 2010, which included a $4.2 million impairment charge.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For fiscal 2010, we derived approximately 90% of our net revenue from state and local government payors and approximately 10% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. Reserves are provided when estimable and probable. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.

Expenses

Expenses directly related to providing services are classified as cost of revenue. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to our Mentors, residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food, medicine and transportation costs for clients requiring services. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy and insurance costs as well as professional expenses such as consulting and accounting services. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.

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

Occupancy costs represent a significant portion of our operating costs. As of September 30, 2010, we owned 402 facilities and one office, and we leased 933 facilities and 277 offices. We incur no facility costs for services provided in the home of a Mentor.

Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled 0.5%, 0.6% and 0.4% of our net revenue for fiscal 2010, 2009 and 2008, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $5.6 million, $5.5 million and $3.5 million for fiscal 2010, 2009 and 2008, respectively. Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. We have historically self-insured amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate but as of October 1, 2010, we pay substantially higher premiums for our professional and general liability policies, and our self-insured retentions substantially exceed the amounts we had previously insured through our captive insurance company. As of October 1, 2010, we have self-insured retentions for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate.

During fiscal 2010, our wholly-owned subsidiary captive insurance company provided coverage for our self-insured portion of professional and general liability claims and our employment practices liability. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements. Effective September 30, 2010, the captive insurance subsidiary was dissolved and we are no longer self-insured through the captive subsidiary on the effective date.

Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses. In fiscal 2008, 2009 and 2010, we invested in infrastructure initiatives and business process improvements, which had a negative impact on our margin. As we continue to invest in infrastructure initiatives and business process improvements our margin may continue to be negatively impacted.

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue for the periods indicated:

		Post Acute Specialty
For the Year Ended September 30,	Human Services	Rehabilitation Services	Corporate	Consolidated
	(In thousands)

2010
Net revenue	$885,095	$136,941	$—	$1,022,036
Income (loss) from operations	79,748	15,356	(51,493)	43,611
Operating margin	9.0%	11.2%	—	4.3%
2009
Net revenue	$873,723	$96,495	$—	$970,218
Income (loss) from operations	73,661	12,805	(42,542)	43,924
Operating margin	8.4%	13.3%	—	4.5%
2008
Net revenue	$843,875	$85,956	$—	$929,831
Income (loss) from operations	74,935	12,536	(42,989)	44,482
Operating margin	8.9%	14.6%	—	4.8%

Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009

Consolidated

Consolidated revenue for fiscal 2010 increased by $51.8 million, or 5.3%, compared to revenue for fiscal 2009. Revenue increased $48.0 million related to acquisitions that closed during fiscal 2009 and fiscal 2010 and $10.9 million related to organic growth, including growth related to new programs. Organic growth increased despite the negative impact of rate reductions in several states, including Minnesota, Arizona and North Carolina, and the imposition of service limitations by the state of Indiana. Revenue growth was also partially offset by a reduction in revenue of $7.1 million from businesses we divested during fiscal 2009 and fiscal 2010.

Consolidated income from operations decreased from $43.9 million for fiscal 2009 to $43.6 million for fiscal 2010 and operating margin decreased from 4.5% of revenue to 4.3% of revenue for the same period. The operating margin was negatively impacted by rate reductions in several states, including Minnesota (2.6%, partially offset by a rate increase), our largest state, Arizona (10%) and North Carolina (multiple rate cuts with aggregate annual impact of 4.2% of our revenues in North Carolina) as well as the imposition of service limitations by the state of Indiana. Our operating margin also decreased due to a $3.3 million increased investment in growth initiatives. Income from operations was positively impacted by an increase in revenue noted above, as well as an expense reduction from our on-going cost containment efforts.

In fiscal 2010, we recorded an additional $1.6 million of expense related to a reserve for incurred but not yet reported professional and general liability claims. Income from operations for fiscal 2010 included an additional $1.4 million of expense related to a contingent earn-out adjustment from the Springbrook acquisition and $1.4 million in consulting and legal costs related to a transaction which was not completed. In addition, we incurred an additional $1.1 million related to expensed transaction costs from acquisitions.

Depreciation and amortization expense increased $0.8 million during fiscal 2010 due to the increase in depreciable and amortizable assets resulting from acquisitions in the period. This increase was partially offset by a decrease in depreciation expense. During fiscal 2009, we recorded an additional $3.4 million of depreciation expense related to disposals of furniture and fixtures and client home furnishings pertaining to periods prior to 2009 and for the reduction in the estimated useful life on furniture and fixtures and client home furnishings.

Interest expense for fiscal 2010 decreased $1.6 million to $46.7 million due to a decrease in the average debt balance as well as a decrease in the weighted average interest rate from 8.4% in fiscal 2009 to 5.5% in fiscal 2010, in part resulting from the expiration of our interest rate swaps.

Loss from discontinued operations, net of tax increased $2.5 million from fiscal 2009. Discontinued operations for all periods presented include the operations of REM Health, REM Maryland and REM Colorado, all of which are included in the Human Services segment. Loss from discontinued operations for fiscal 2010 included an additional $4.1 million, net of tax, related to the impairment charges recorded to close our business operations in REM Colorado and REM Maryland. Loss from discontinued operations for fiscal 2009 included an additional $0.8 million, net of tax, related to the loss on disposal of REM Utah.

Human Services

Human Services revenue for fiscal 2010 increased by $11.4 million, or 1.3%, compared to the fiscal 2009. Revenue increased $20.7 million related to acquisitions that closed during fiscal 2009 and fiscal 2010 but was partially offset by a reduction in revenue of $7.1 million from businesses we divested during the same period. Revenue from existing programs decreased $2.2 million due to a reduction in revenue from programs we closed during the period, rate reductions in several states, including Minnesota, Arizona and North Carolina, and the imposition of service limitations by the state of Indiana.

Income from operations increased from $73.7 million, or 8.4% of revenue, during fiscal 2009 to $79.7 million, or 9.0% of revenue, during fiscal 2010. The increase was primarily due to our ongoing cost-containment efforts as well as a $2.3 million decrease in depreciation and amortization expense. Operating margin was negatively impacted by rate reductions in several states, including Minnesota, Arizona and North Carolina, and the imposition of service limitations by the state of Indiana.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for fiscal 2010 increased by $40.4 million, or 41.9%, compared to fiscal 2009. This increase was due to growth of $27.3 million related to acquisitions that closed during fiscal 2009 and fiscal 2010 and $13.1 million related to organic growth, including growth related to new programs.

Income from operations increased from $12.8 million for fiscal 2009 to $15.4 million for fiscal 2010, while operating margin decreased from 13.3% to 11.2% for the same period. Our margin decreased primarily due to a $3.3 million increased investment in growth initiatives, namely $2.7 million related to increased infrastructure and $0.6 million related to new or expanded facilities.

Corporate

Total corporate expenses increased by $8.9 million from fiscal 2009 to $51.5 million for fiscal 2010. In fiscal 2010, we recorded an additional $1.6 million of expense related to a reserve for incurred but not yet reported professional and general liability claims, as well as an additional $1.4 million in consulting and legal costs related to a transaction which was not completed. In addition, corporate expense increased $1.4 million related to the Springbrook contingent earn-out adjustment and $1.1 million related to expensed transaction costs from acquisitions. In consolidating our cash disbursement function from disparate field locations to a centralized shared services center, we transferred certain associated costs from the Human Services and Post-Acute Specialty Rehabilitation Services segments to corporate, and corporate expense increased $1.3 million. In addition, corporate expense was reduced during fiscal 2009 as a result of a $1.05 million reimbursement received from ESB Holdings, LLC. ESB Holdings used the proceeds of a contribution from NMH Investment to reimburse us for certain expenses we had incurred on its behalf in connection with exploring a strategic initiative.

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Consolidated

Consolidated revenue for fiscal 2009 increased by $40.4 million, or 4.3%, compared to revenue for fiscal 2008. The increase in revenue was related to organic growth of $20.4 million, including growth related to new programs that began operations during fiscal 2008 and 2009. Revenue increased $22.0 million as a result of acquisitions that closed during fiscal 2008 and 2009. Revenue growth was partially offset by a reduction in revenue of $2.0 million from businesses we divested during the same period.

Consolidated income from operations decreased from $44.5 million for fiscal 2008 to $43.9 million for fiscal 2009 while operating margins decreased from 4.8% for fiscal 2008 to 4.5% for fiscal 2009. Operating margin was negatively impacted by an increase in labor costs, primarily due to a $5.4 million increase in workers’ compensation insurance costs, an increase in depreciation and amortization expense of $6.3 million and an increased investment in growth initiatives. The decrease in our operating margin was partially offset by our on-going cost containment efforts, including a decrease in our overtime costs of $1.7 million.

During fiscal 2009, we recorded a $1.8 million increase to depreciation expense which resulted from disposals of furniture and fixtures and client home furnishings that we believe relate to a period or periods prior to 2009. We also reduced the estimated useful life on furniture and fixtures and client home furnishings which resulted in additional depreciation expense of $1.6 million. In addition, depreciation expense increased $1.7 million from fiscal 2008 due to the depreciation on the new billing system.

Loss from discontinued operations, net of tax increased from $1.4 million for fiscal 2008 to $2.3 million for fiscal 2009. Discontinued operations for all periods presented include the operations of REM Health, REM Maryland and REM Colorado, all of which are included in the Human Services segment. Loss from discontinued operations for fiscal 2009 included an additional $0.8 million of net loss related to the loss on disposal of REM Utah. Loss from discontinued operations for fiscal 2008 included an additional $1.3 million of net loss related to the sale of our business operations in the state of Oklahoma and the sale of Integrity Home Health Care.

Human Services

Human Services revenue for fiscal 2009 increased by $29.8 million, or 3.5% compared to fiscal 2008. The increase was due to organic growth of $11.8 million, which included growth related to new programs that began operations during fiscal 2008 and 2009. In addition, acquisitions contributed additional revenue growth of $20.0 million. Human Services revenue growth was partially offset by a reduction in revenue of $2.0 million from businesses we divested during the same period.

Income from operations decreased from $74.9 million, or 8.9% of revenue, during fiscal 2008 to $73.7 million, or 8.4% of revenue, during fiscal 2009. Operating margin was negatively impacted by an increase in labor costs, primarily due to a $4.9 million increase in workers’ compensation insurance costs, as well as an increase in depreciation and amortization expense. The decrease in our operating margin was partially offset by our on-going cost containment efforts, including a decrease in our overtime costs of $1.7 million.

During fiscal 2009, depreciation and amortization expense increased $3.8 million, the majority of which related to the charges recorded for the disposals of furniture and fixtures and client home furnishings that we believe relate to a period or periods prior to 2009 and for the reduction in the estimated useful life on furniture and fixtures and client home furnishings.

Post Acute Specialty Rehabilitation Services

Post Acute Specialty Rehabilitation Services revenue for fiscal 2009 increased by $10.6 million, or 12.3%, compared to fiscal 2008. This increase was primarily due to organic growth of $8.6 million, which included growth related to new programs that began operations during fiscal 2008 and 2009. In addition, acquisitions contributed additional revenue growth of $2.0 million.

Income from operations increased from $12.5 million for fiscal 2008 to $12.8 million for fiscal 2009, while operating margin decreased from 14.6% to 13.3% for the same period. Our margin decreased due to increased investment in growth initiatives.

Corporate

Corporate represents corporate general and administrative expenses. Total corporate expense decreased by $0.4 million from fiscal 2008 to $42.5 million for fiscal 2009. Corporate expense decreased as a result of the $1.05 million of reimbursement received from ESB Holdings, LLC during fiscal 2009. ESB Holdings used the proceeds of a contribution from NMH Investment to reimburse us for certain expenses we had incurred on its behalf in connection with exploring a strategic initiative. In addition, fiscal 2009 corporate expense included a decrease of $0.9 million of stock based compensation expense. Offsetting the decrease in corporate expense was an increase in depreciation expense of $1.7 million from fiscal 2008 primarily due to depreciation on the new billing system.

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

Operating activities

Cash flows provided by operating activities for fiscal 2010 were $71.6 million compared to $58.4 million and $55.1 million for fiscal 2009 and 2008, respectively. The increase from fiscal 2008 to fiscal 2009 and from fiscal 2009 to fiscal 2010 was primarily due to the change in working capital. Our days sales outstanding remained unchanged at 46 days at September 30, 2008 and 2009 and increased approximately one day to 47 days at September 30, 2010.

Investing activities

Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $64.8 million for fiscal 2010 compared to $61.8 million and $40.5 million for fiscal 2009 and 2008, respectively.

Cash paid for acquisitions was $49.3 million, $33.6 million and $14.9 million for fiscal 2010, 2009 and 2008, respectively. Fiscal 2010 included cash paid for seven acquisitions, including, Springbrook, Villages, NeuroRestorative, Anchor Inne, Woodhill and PLUS. Fiscal 2009 included cash paid for four acquisitions, as well as an earn-out payment of $12.0 million for CareMeridian, which we acquired in fiscal 2006. In fiscal 2008, we acquired Transitional Services, Inc. for $9.3 million and paid an earn-out payment of $5.5 million for CareMeridian.

Cash paid for property and equipment for fiscal 2010 was $20.9 million, or 2.0% of revenue, compared to $27.4, or 2.8% of revenue for fiscal 2009 and $26.1 million, or 2.8% of revenue for fiscal 2008. Fiscal 2010 cash paid for property and equipment included $1.2 million related to the purchase of real estate and $0.3 million related to the implementation of a new billing system compared to $4.4 million related to the purchase of real estate and $2.7 million related to the implementation of a new billing system in fiscal 2009. Fiscal 2008 cash paid for property and equipment included $2.8 million related to the implementation of a new billing system.

Investing activities for fiscal 2009 also included the purchase of $11.5 million of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”) issued by our indirect parent company, NMH Holdings, Inc. (“NMH Holdings”) for $6.6 million.

In fiscal 2008 and fiscal 2009, restricted cash included cash related to certain insurance coverage provided by our captive insurance subsidiary. In connection with the dissolution of the captive insurance subsidiary effective September 30, 2010, we released $5.5 million of restricted cash into operating cash.

Financing activities

Net cash used in financing activities was $3.9 million for fiscal 2010 compared to $11.9 million and $5.0 million for fiscal 2009 and 2008, respectively. Our financing activities for both fiscal 2010 and 2009 included the repayment of long term debt of $3.7 million compared to the repayment of long term debt of $4.0 million for fiscal 2008. Fiscal 2009 also included two dividend payments to NMH Holdings LLC (“Parent”) for $8.0 million.

During fiscal 2009, we paid a dividend of $1.05 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.05 million to NMH Investment. NMH Investment used the proceeds of the dividend to make a contribution to its wholly owned subsidiary ESB Holdings, LLC, which is an affiliate of the Company. ESB Holdings, in turn, used the proceeds to reimburse us for certain expenses we had incurred on its behalf in connection with exploring a strategic initiative.

Also during fiscal 2009, we paid a dividend of $7.0 million to Parent, which used the proceeds of the dividend to make distributions to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase $13.9 million of the NMH Holdings notes.

We may seek to purchase a portion of our outstanding debt or the debt of NMH Holdings from time to time. The amount of debt that may be purchased, if any, would be decided at the discretion of our Board of Directors and management and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors.

As mentioned above, our principal sources of funds are cash flows from operating activities and available borrowings under the $125.0 million senior revolver. As of September 30, 2010, we did not have any borrowings under our senior revolver which expires on June 29, 2012. The availability on the senior revolver was reduced by $9.9 million to $115.1 million as letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding. We believe that these funds will provide sufficient liquidity and capital resources to meet our near-term and future financial obligations for the next twelve months, including scheduled principal and interest payments as well as to provide funds for working capital, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

As of September 30, 2010, our indirect parent company, NMH Holdings, had $220.3 million aggregate principal amount of the NMH Holdings notes outstanding (including the $13.2 million of which was held by us). These notes are not guaranteed by the Company. NMH Holdings is a holding company with no direct operations. Its principal assets are the direct and indirect equity interests it holds in its subsidiaries, including us, and all of its operations are conducted through us and our subsidiaries. As a result, absent other sources of liquidity, NMH Holdings will be dependent upon dividends and other payments from us to generate the funds necessary to meet its outstanding debt service and other obligations, including its obligations on the notes held by us. NMH Holdings has paid all of the interest payments to date on the notes entirely in PIK Interest (defined below) which has increased the principal amount by $59.2 million since the date of issuance, including the PIK Interest issued to us. NMH Holdings currently expects to elect to make interest payments entirely by increasing the NMH Holdings notes or issuing new notes (“PIK Interest”) through June 15, 2012. Beginning September 15, 2012, interest payments must be made in cash, including the accrued PIK Interest. NMH Holdings expects the September 2012 payment to be in the range of $90.0 million to $95.0 million depending on interest rates.

Our senior credit agreement and the indenture governing our senior subordinated notes limit our ability to pay dividends to our parent companies. We do not currently expect to have the ability under our debt agreements to make a dividend payment in an amount sufficient to enable NMH Holdings to satisfy its payment that comes due in September 2012. In order to fund this payment, NMH Holdings may pursue various financing alternatives, including modifying the terms of our existing indebtedness or the indebtedness of NMH Holdings, raising new capital through debt or equity financing, retiring or purchasing our outstanding debt or the debt of NMH Holdings through exchanges for newly issued debt or equity securities or a combination of these alternatives. Any financings, repurchases or exchanges would be approved by the Board of Directors and will depend on market conditions, prices, contractual restrictions, our liquidity and other factors. Such financings, repurchases or exchanges could have a material impact on our liquidity and could also require amendments to the agreements governing our outstanding debt obligations or those of NMH Holdings. Additional financing may not be available or, if available, may not be made on terms favorable to us.

Covenants

The senior credit agreement and the indentures governing the senior subordinated notes and the NMH Holdings notes contain negative covenants, including limitations on our ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business and pay dividends. In addition, in the case of the senior credit agreement, we are required to maintain a consolidated leverage ratio of no more than 5.00 to 1.00 as of September 30, 2010 and a consolidated interest coverage ratio of no less than 2.00 to 1.00 for the four consecutive fiscal quarters ended September 30, 2010. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters. Beginning with the quarter ending December 31, 2010, we will be required to maintain a consolidated leverage ratio of no more than 4.50 to 1.00 and a consolidated interest coverage ratio of no less than 2.25 to 1.00 for the four consecutive fiscal quarters ending December 31, 2010.

As of September 30, 2010, our consolidated leverage ratio was 4.09 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 2.75 to 1.00, as calculated in accordance with the senior credit agreement. As of September 30, 2010, total debt, net of cash and cash equivalents, was $486.1 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.

Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the credit agreement, to net loss for the most recently completed four fiscal quarters ended September 30, 2010:

(In thousands)

Net loss	$(6,867)
Loss from discontinued operations, net of tax	4,800
Benefit for income taxes	(601)
Interest income	(42)
Interest income from related party	(1,921)
Interest expense	46,693
Depreciation and amortization	57,633
Management fee of related party	1,208
Claims made insurance liability	1,573
Terminated transaction costs	1,428
Change in fair value of contingent consideration	1,424
Acquisition costs	1,101
Stock-based compensation	677
Loss on disposal of assets	563
Predecessor company claims	947
Severance expense	255
Acquired EBITDA from acquisitions	7,166
Permitted start up losses	2,534
Other	321

Consolidated adjusted EBITDA per the senior credit agreement	$118,892

Set forth below is a calculation of consolidated interest expense, as calculated under the credit agreement, for the most recently completed four fiscal quarters ended September 30, 2010:

(In thousands)

Interest rate swap agreements	$13,910
Unused line of credit	591
Senior term B loan	7,706
Letters of credit	640
Senior subordinated notes	20,250
Term loan mortgage	185
Capital leases	9
Interest income	(42)

Consolidated interest expense per the senior credit agreement	$43,249

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of September 30, 2010:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations(1)	$504,466	$3,667	$320,799	$180,000	$—
Operating lease obligations(2)	143,653	37,999	51,939	30,673	23,042
Capital lease obligations	1,716	92	141	154	1,329
Contingent consideration	6,353	6,353	—	—	—
Standby letters of credit	29,899	29,899	—	—	—

Total obligations and commitments(3)	$686,087	78,010	372,879	210,827	24,371

(1)	Does not include interest on long-term debt or the $219.1 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings. Approximately $13.2 million of the outstanding senior floating rate toggle notes are held by us.

(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)	The table above does not include $4.9 million of unrecognized tax benefits for uncertain tax positions and $1.8 million of associated accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows, we are unable to reasonably estimate the amount and period in which these liabilities might be paid.

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

Revenue Recognition

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in the payment trends. Revenue is recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectability is reasonably assured.

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

Accounts Receivable

Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers and commercial insurance companies. An estimated allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectability of accounts receivable, we consider a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectability of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue as a contractual allowance in the statements of operations in the period of the change in estimate.

Goodwill and Indefinite-lived Intangible Assets

We review costs of purchased businesses in excess of the fair value of net assets acquired (goodwill), and indefinite-life intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We conduct our annual impairment test for both goodwill and indefinite-life intangible assets on July 1 of each year.

We are required to test goodwill on a reporting unit basis, which is the same level as our operating segments. We perform a two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge. Fair values are established using discounted cash flow and comparative market multiple methods.

The impairment test for indefinite-life intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-life intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are established using the Relief from Royalty Method.

The fair value of a reporting unit is based on discounted estimated future cash flows. The assumption used to estimate fair value include management’s best estimates of future growth, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-life intangible assets. If updated estimates indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge is recorded in the statements of operations in the period of the change in estimate.

Impairment of Long-Lived Assets

We review long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes and netted by jurisdiction. Valuation allowances on deferred tax assets are estimated based on our assessment of the realizability of such amounts.

We also recognize the benefits of tax positions when certain criteria are satisfied. Companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.

Stock-Based Compensation

NMH Investment, LLC, our indirect parent, adopted an equity-based compensation plan, and issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. The units are limited liability company interests and are available for issuance to our employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management values the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B vest over a four-year service period and Class E units vest over a five-year service period. The Class C and Class D units vest over a three-year period based on service and on certain performance and/or investment return conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.

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

We, from time to time, enter into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on our debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statement of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income (loss) as a change to shareholder’s equity, net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in our consolidated balance sheets.

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

Legal Contingencies

We are regularly involved in litigation and regulatory proceedings in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period. See “Part I, Item 1A. Risk Factors” for additional information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company was previously a party to interest rate swap agreements in order to reduce the interest rate exposure on the term B loan but these agreements have now expired. The Company is currently considering its options for managing its interest rates.

As of September 30, 2010 we had $324.5 million of variable rate debt outstanding. The variable rate debt outstanding relates to the term B loan, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the senior revolver, which has an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, subject to reduction depending on our leverage ratio, and the term loan mortgage, which has an interest rate based on Prime plus 1.50%. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt for fiscal 2010 by $3.2 million.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements required by this Item are on pages F-1 through F-36 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer, the President and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of September 30, 2010, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d — 15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

Management’s evaluation did not include assessing the internal controls of seven businesses that were acquired by us in purchase business combination transactions during fiscal 2010. The combined financial statements of these companies are included in our consolidated financial statements for the fiscal year ended September 30, 2010, and represented 4.3% of our total assets as of September 30, 2010 and 2.1% of our net revenues for the fiscal year ended September 30, 2010.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We previously reported material weaknesses in our controls relating to our revenue and accounts receivable balances as of September 30, 2009. To our knowledge, these material weaknesses did not result in any material misstatement of our financial statements. As of September 30, 2010, we no longer have material weaknesses related to our revenue and accounts receivable balances, as set forth below.

Revenue

As reported in Item 9A(T) of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as of that fiscal year-end, we had ineffective controls over the accuracy of revenue and accounts receivable balances. As of September 30, 2010, we no longer have the following material weaknesses.

•	We previously reported insufficient segregation of duties within our new billing and accounts receivable system and insufficient controls to ensure appropriate access to our billing and accounts receivable system and data. This control deficiency increased the risk that erroneous or unauthorized revenue transactions could occur and the risk that they would not be detected on a timely basis if they did occur. As of September 30, 2010, we have implemented processes and controls to limit system access to appropriate personnel and segregate incompatible duties.

•	We previously reported insufficient controls over the accuracy and validity of the billing rates used to calculate revenue recorded in our consolidated financial statements as our new billing and accounts receivable system was not able to generate timely reports to identify changes to billing rates for periodic review. This control deficiency increased the risk of errors in the invoicing and recording of billings to payors. As of September 30, 2010, we have implemented appropriate reporting capability and we are now able to verify that changes to billing rates entered into the new system are valid and accurate.

•	We previously reported insufficient controls to ensure that all unauthorized sales are identified and reserved appropriately in the consolidated financial statements. Generally, if we provide services without a current, valid authorization from the payor agency to provide those services, receivables associated with the unauthorized services may need to be either reserved until such authorization is received, or ultimately written off if authorization is not granted. As of September 30, 2010, our billing and accounts receivable system now captures and reports more complete and accurate data related to authorizations, improving our controls over identifying and reserving for unauthorized sales.

(b) Changes in Internal Control over Financial Reporting

As discussed above, during the quarter ended September 30, 2010, we continued remediation of our new billing and accounts receivable system in a majority of our operations. This billing and accounts receivable system has affected, and will continue to affect, the processes that impact our internal control over financial reporting. As we further optimize and refine the billing and accounts receivable process and related system, we will review the related controls and may take additional steps to ensure that they remain effective and are integrated appropriately.

Except for the remediation of material weaknesses and the continuing optimization of our billing and accounts receivable process and related system, during the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for issuers that are not “large accelerated filers” nor “accelerated filers” set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our directors and executive officers as of December 3, 2010:

Name	Age	Position

Gregory T. Torres	61	Chairman and Director
Edward M. Murphy	63	Chief Executive Officer and Director
Bruce F. Nardella	53	President and Chief Operating Officer
Juliette E. Fay	58	Executive Vice President and Chief Development Officer
Denis M. Holler	56	Executive Vice President, Chief Financial Officer and Treasurer
Hugh R. Jones, III*	45	Executive Vice President, Chief Administrative Officer and Assistant Secretary
Linda DeRenzo	51	Senior Vice President, General Counsel and Secretary
Kathleen P. Federico	51	Senior Vice President, Human Resources
John J. Green	51	Senior Vice President of Finance Operations and Assistant Treasurer
Robert A. Longo	48	Senior Vice President and Cambridge Operating Group President
David M. Petersen	62	Senior Vice President and Redwood Operating Group President
Chris A. Durbin	45	Director
James L. Elrod, Jr.	56	Director
Pamela F. Lenehan	58	Director
Kevin A. Mundt	56	Director
Daniel S. O’Connell	56	Director
Guy Sansone	46	Director

*	Mr. Jones has tendered his resignation effective December 31, 2010.

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

Gregory T. Torres has served as Chairman of the board of directors since September 2004. He was also the Company’s Chief Executive Officer from January 1996 to January 2005, as well as its President from January 1996 until September 2004. Mr. Torres joined MENTOR in 1980 as a member of its first board of directors. Prior to joining the company, Mr. Torres held prominent positions within the public sector, including chief of staff of the Massachusetts Senate Committee on Ways and Means and assistant secretary of human services. Since May 2007, Mr. Torres has been president and chief executive officer of the Massachusetts Institute for a New Commonwealth (“MassINC”), an independent, nonpartisan research and educational institute in Boston. Mr. Torres was selected as a director for his knowledge and experience in the human services industry, in the nonprofit, public and private sectors.

Edward M. Murphy has served as Chief Executive Officer since January 2005 and was elected to the Board of Directors in September 2004. He also served as our President from September 2004 until December 4, 2009. Mr. Murphy founded Alliance Health and Human Services in 1999 and served as the organization’s President and CEO until September 2004. Prior to founding Alliance, he was a Senior Vice President at

Tucker Anthony and President and Chief Operating Officer of Olympus Healthcare Group. Mr. Murphy is a former Commissioner of the Massachusetts Department of Youth Services and the Massachusetts Department of Mental Health, and the former Executive Director of the Massachusetts Health and Educational Facilities Authority. Mr. Murphy was selected as a director for his knowledge and experience in finance and the human services industry and experience in the public, private and nonprofit sectors.

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

Hugh R. (Tripp) Jones, III was named Executive Vice President and Chief Administrative Officer in August 2008. Prior to that he served as our Senior Vice President and Chief Administrative Officer beginning in May 2004, and served as Senior Vice President of Public Strategy from February 2003 to May 2004. In his current role, Mr. Jones coordinates various corporate and operating group administrative functions. Before joining MENTOR, he co-founded in 1995 and led MassINC. Mr. Jones is a former staff director of the Massachusetts Legislature’s Education Committee and chaired Governor Mitt Romney’s education transition team in 2002.

Linda DeRenzo has served as our Senior Vice President, General Counsel and Secretary since March 2006. Ms. DeRenzo serves as our chief legal officer and oversees the litigation and risk management, regulatory compliance, labor and employment and corporate legal functions. An 18-year business law veteran before joining the Company, Ms. DeRenzo represented high-growth companies and their financiers in a variety of industries including information technology, life sciences and health services. Prior to joining MENTOR, Ms. DeRenzo was a partner at Testa, Hurwitz & Thibeault, LLP in Boston from 1992 to 2004.

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

John J. Green served as our Senior Vice President of Field Finance from the May 2003 acquisition of REM until being named Senior Vice President of Finance Operations in June 2007. In this role, Mr. Green oversees field finance operations across our operations, and manages the procurement services, payroll services, real estate and leasing management services, reimbursement, accounts receivable billing services group and field financial reporting and analysis. Mr. Green was previously Controller of REM, having joined REM in April 1986 as Assistant Controller. He is a certified public accountant with 29 years of experience both in public accounting and the health and human services industry.

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

Chris A. Durbin was elected to our board of directors on December 3, 2010. He is a Managing Director in the Vestar Resources group of Vestar Capital Partners. Before joining Vestar in 2007, Mr. Durbin was Managing Director of Strategy and Business Development in Bank of America’s Global Wealth and Investment business from 2001 to 2007. Prior to this, he worked at Mercer Management Consulting and Corporate Decisions, Inc., where he designed and implemented growth strategies for clients including several Vestar portfolio companies. Mr. Durbin was selected as a director for his knowledge and experience in strategy and operations.

James L. Elrod, Jr. joined our board of directors in June 2006. Mr. Elrod is a Managing Director of Vestar Capital Partners, having joined Vestar in 1998. Previously, he was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of Essent Healthcare, Inc. and Radiation Therapy Services, Inc. Mr. Elrod was selected as a director for his knowledge and experience in finance and the health care industry.

Pamela F. Lenehan was elected to our board of directors in December 2008. Ms. Lenehan has served as President of Ridge Hill Consulting, a strategy and financial consulting firm, since 2002. Prior to this, Ms. Lenehan was self-employed as a private investor. From 2000 to 2001, she was vice president and chief financial officer of Convergent Networks. From 1995 to 2000, she was senior vice president of corporate development and treasurer of Oak Industries Inc. Prior to that, Ms. Lenehan was a Managing Director in Credit Suisse First Boston’s Investment Banking division and a vice president of Corporate Banking at Chase Manhattan Bank. Ms. Lenehan is currently a member of the boards of directors of Spartech Corporation, where she is also the chair of the compensation committee, and Monotype Imaging Holdings Inc., where she is a member of the audit committee and chair of the compensation committee. From 2001 to 2007 she was a member of the board of directors of Avid Technology and at various times chair of the board, chair of the audit committee and a member of the compensation committee. Ms. Lenehan was selected as a director for her knowledge and experience in finance and strategy and holds a Professional Director Certification from the Corporate Directors Group, a national public company director education organization.

Kevin A. Mundt joined our board of directors in March 2008. He is a Managing Director at Vestar Capital Partners, and is President of the Vestar Resources group. Before joining Vestar in 2004, Mr. Mundt spent 23 years as a strategy and operations consultant specializing in consumer products, retailing and multi-point distribution, as well as healthcare and industrial marketing. For 11 of those years, Mr. Mundt was a strategic adviser to Vestar, and served on the boards of several Vestar portfolio companies. He began his consulting career at Bain and Company, and went on from there to co-found Corporate Decisions, Inc. When that firm was acquired by Marsh and McLennan, Mr. Mundt became a Managing Director of Marsh and McLennan’s financial consulting arm, Mercer Oliver Wyman. Mr. Mundt is currently Chairman of the Board for Solo Cup Company and a Director at Fiorucci Foods, MediMedia and The Sun Products Corp.; companies in which Vestar or its affiliates have a significant equity interest. Mr. Mundt was selected as a director for his knowledge and experience in strategy and operations.

Daniel S. O’Connell joined our Board of Directors in June 2006. Mr. O’Connell is the Chief Executive Officer and founder of Vestar Capital Partners, a private equity investment firm founded in 1988. Mr. O’Connell is currently a director of St. John Knits International, Inc., Solo Cup Company, Sunrise

Medical, Inc., and The Sun Products Corp., companies in which Vestar or its affiliates have a significant equity interest. In addition, Mr. O’Connell is a Trustee Emeritus of Brown University and is Vice Chairman of the Board of Cardinal Spellman High School, Bronx, N.Y. Mr. O’Connell was selected as a director for his knowledge and experience in strategy and finance.

Guy Sansone was elected to our Board of Directors on December 4, 2009. Mr. Sansone is a Managing Director at Alvarez & Marsal in New York and serves as head of its Healthcare Industry Group. Over the past 19 years, he has invested in and consulted as an executive to numerous companies, focusing on developing and evaluating strategic and operating alternatives designed to enhance value. While at Alvarez & Marsal, Mr. Sansone served as Chief Executive Officer and Chief Restructuring Officer at Saint Vincent Catholic Medical Centers in New York from October 2005 to August 2007 and as interim Chief Financial Officer of HealthSouth Corporation from March 2003 to October 2004, among other positions. He most recently served as Chief Restructuring Officer for Erickson Retirement Communities, which filed for bankruptcy protection in October 2009. Mr. Sansone was a director of Rotech Healthcare, Inc. from March 2002 to August 2005. Mr. Sansone was selected as a director for his knowledge and experience in strategy and operations, with an emphasis on the health care industry.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. The MENTOR Network Code of Conduct is publicly available on our website at www.thementornetwork.com, via a link from our “Quality” page under the tab “Compliance”. If we make any substantive amendments to the Code, or grant any waiver from a provision of the Code to our principal executive officers, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

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

Compensation Discussion and Analysis

General Overview.  The Company is an indirect wholly owned subsidiary of NMH Investment. NMH Investment is beneficially owned by Vestar and certain affiliates, certain of our directors and members of our management team. The Company’s directors include representatives of Vestar (Daniel O’Connell, James Elrod Jr., Kevin Mundt and Chris Durbin) and management (Gregory Torres and Edward Murphy), as well as two outside directors (Pamela Lenehan and Guy Sansone). Messrs. Elrod and Sansone serve as members of the Company’s Compensation Committee. Chris Durbin was elected to the Board of Directors effective December 3, 2010, and will begin serving on the Compensation Committee in the second quarter of fiscal 2011.

In connection with the Merger on June 29, 2006, the Company entered into an amended and restated employment agreement with its Chief Executive Officer, Edward Murphy. It also entered into severance agreements with its other executive officers, including Denis Holler, the Company’s Executive Vice President and Chief Financial Officer, Bruce Nardella, the Company’s President and Chief Operating Officer, Juliette Fay, the Company’s Executive Vice President and Chief Development Officer, Hugh R. Jones III, the Company’s Executive Vice President and Chief Administrative Officer, and David M. Petersen, a Senior Vice President and President of the Redwood Operating Group. The compensation paid to the executive officers reflects negotiations at the time of the Merger, with adjustments for Messrs. Holler and Nardella upon their promotions during fiscal 2007, for Mr. Jones upon his promotion during fiscal 2008 and for Mr. Nardella upon his promotion on December 4, 2009. As of September 30, 2010, the Company’s executive officers have invested approximately $4.2 million in the Preferred Units and Class A Common Units of NMH Investment. (This number will be reduced to approximately $3.7 million following Mr. Jones’ resignation effective December 31, 2010, upon the repurchase of his equity.)

Following the Merger, in January 2007, certain members of the Company’s management, including the executive officers, were awarded grants of Class B, Class C and Class D Common Units in NMH Investment. Messrs. Holler and Nardella were awarded additional grants of Class B, Class C and Class D Common Units following their promotions in fiscal 2007. The Company’s executive officers were awarded additional grants of Class B, Class C and Class D Common Units in fiscal 2008, and Mr. Jones was awarded an additional grant of Class B, Class C and Class D Common Units following his promotion in fiscal 2008. Throughout this analysis, Messrs. Murphy, Holler, Nardella, Jones and Petersen and Ms. Fay are referred to as the “named executive officers”.

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

Base Salary.  Base salary provides executives with a fixed amount of compensation paid on a regular basis throughout the year. The Committee’s charter charges the Committee with reviewing and determining each executive’s base salary on an annual basis, which it has done. In connection with the promotions of Messrs. Holler and Nardella in fiscal 2007, Mr. Holler’s salary increased from $220,000 to $275,000 and Mr. Nardella’s salary increased from $225,000 to $275,000, to reflect their increased duties. In connection with Mr. Jones’s promotion in fiscal 2008, his salary increased from $238,200 to $275,000, commensurate with the salary of the Company’s other executive vice presidents. Mr. Nardella’s salary increased from $275,000 to $302,500 effective with his election to president on December 4, 2009. The promotions and increases were reviewed and approved by the Committee. Factors considered in increasing these base salaries included the new level and scope of responsibilities and a comparison with the base pay of the Company’s other executive officers. The named executive officers’ base salaries were reviewed again in December 2010 as required by the Committee’s charter, and they were left unchanged.

Annual Incentive Compensation.  In addition to base salary, each named executive officer participates in The MENTOR Network Incentive Compensation Plan, an annual cash incentive plan, which constitutes the variable, performance-based component of an executive’s cash compensation. The objective of this element of executive compensation is to drive individual performance and the achievement of organizational goals. The plan provides the executive officers with the opportunity to earn significant annual cash bonuses. The annual incentive plan for fiscal 2010 was structured to provide incentive compensation based upon the Company’s attainment of certain financial targets for the applicable fiscal year, which were approved by the Compensation Committee, and individual performance on quality. For fiscal 2010, the incentive compensation payout opportunity for Messrs. Holler, Jones and Petersen and Ms. Fay was 25 percent of base salary at the threshold performance level, 50 percent at target level and 75 percent at the maximum level. Mr. Nardella’s incentive compensation payout opportunity was 37.5 percent, 75 percent and 112.5 percent at the threshold, target and maximum levels, respectively. Mr. Murphy’s amended and restated employment agreement entitles him to 50 percent, 100 percent and 150 percent at the threshold, target and maximum levels, respectively.

The achievement of the payout targets is challenging. For the named executive officers to receive any payout, the Company must achieve a minimum threshold of 92.5% of its adjusted EBITDA and revenue goals. For the named executive officers to receive their maximum payout, the Company must achieve at least 107.5% of its adjusted EBITDA and revenue goals. Payouts for performance levels between threshold and maximum are calculated based upon pro-ration and interpolation. Under the terms of the plan, the incentive compensation is calculated by first determining potential incentive compensation based on the achievement of the goals for EBITDA (weighted 75%) and revenue (weighted 25%). This initial amount can be reduced by 10% for failure to achieve the free cash flow goal, and by up to 100% for the failure to meet individual quality goals. It can also be increased from a discretionary pool, if any, that arises when there are reductions under the Plan for failure to meet goals. In April 2010, the Committee approved the following financial targets for fiscal 2010: adjusted EBITDA of $114 million, revenue of $1.050 billion and free cash flows of $28.1 million. The Committee chose these targets as profitability continues to be a major objective of the Company, while the focus on revenue is meant to incentivize management to expand the Company’s overall business and not just its EBITDA. Free cash flows are essential to repay debt and fund the Company’s growth and investment in infrastructure, and quality is central to our mission and vital to ensure that profitability is achieved only through delivery of safe and effective services.

This year, the Company fell short of meeting its financial goals, achieving 94.9% of the adjusted EBITDA goal and 98.0% of the revenue goal. The Company achieved its goal for free cash flows. As a result, the named executive officers were eligible to receive 70.6% of the payout that was achievable had the targets been met.

Equity-Based Compensation.  Long-term incentive compensation is provided in the form of non-voting equity units in the Company’s indirect parent company, NMH Investment, pursuant to the NMH Investment 2006 Unit Plan. The plan allows certain officers, employees, directors and consultants of the Company to participate in the long-term growth and financial success of the Company through acquisition of equity interests in NMH Investment, including Class B, Class C, Class D and Class E Common Units of NMH Investment. The purpose of the plan is to promote the Company’s long-term growth and profitability by aligning the interests of the Company’s management with the interests of the ultimate parent of the Company and by encouraging retention. A pool of units was set aside for all employees, including the named executive officers, as part of the Merger and granted during the second quarter of fiscal 2007. Messrs. Holler and Nardella received grants of B, C and D Common Units during fiscal 2007 in recognition of their promotions. NMH Investment granted additional Class B, C and D Common Units to the executive officers, including the named executive officers, during the fourth quarter of fiscal 2008, and Mr. Jones received an additional grant of Class B, C and D Common Units in September 2008 in recognition of his promotion. No equity awards were made to the named executive officers in fiscal 2010.

The Class B Common Units time vest over 48 months. Assuming continued employment of the employee with the Company, 40 percent vest at the end of 37 months from the applicable measurement date (as defined below), and the remaining 60 percent vest monthly through the end of 48 months from the measurement date. Assuming continued employment, the Class C and D Common Units time vest after three years, although the value of the Class C and D Common Units depends on the achievement of certain financial targets for fiscal 2007, fiscal 2008 and fiscal 2009. Those financial targets are Targeted Adjusted EBITDA, Targeted Organic Adjusted EBITDA Growth Rate and Targeted Adjusted Net Debt (Maximum). Each of the financial targets must be met in a specified fiscal year for the holder to earn one-third of the class of units with respect to that year. As set forth in the table below, the targets with respect to the Class C Common Units were achieved for fiscal 2007, 2008 and 2009, and the targets with respect to the Class D Common Units were achieved for fiscal 2007.

			Targeted	Actual
			Organic	Organic			Was Each
			Adjusted	Adjusted	Targeted	Actual	of the
	Targeted	Actual	EBITDA	EBITDA	Adjusted	Adjusted	Financial
	Adjusted	Adjusted	Growth	Growth	Net Debt	Net Debt	Targets	Vesting
	EBITDA	EBITDA	Rate	Rate	(Maximum)	(Maximum)	Met?	Result
	(In millions)	(In millions)			(In millions)	(In millions)

Fiscal 2007
C Common Units	$92.2	$106.1	3.0%	8.9%	$495.9	$491.8	Yes	1/3 C units
D Common Units	105.0	106.1	5.0	8.9	515.2	491.8	Yes	1/3 D units
Fiscal 2008
C Common Units	98.4	108.8	3.0	3.4	488.7	474.9	Yes	1/3 C units
D Common Units	110.9	108.8	5.0	3.4	490.0	474.9	No	—
Fiscal 2009
C Common Units	106.4	111.8	N/A	−0.9	483.7	455.6	Yes	1/3 C units
D Common Units	114.4	111.8	5.0	−0.9	482.0	455.6	No	—

As the targets for the D Common Units were not achieved for fiscal 2008 and 2009, NMH Investment created additional targets for the D Common Units for fiscal 2010 and 2011 in order to provide an additional opportunity to earn the remaining two-thirds of the D Common Units, as a further incentive for management. If the targets are met in fiscal 2010 or 2011, the remaining two-thirds of the D Common Units will be earned, although they are still subject to time vesting. Those targets are Targeted Pro Forma Adjusted EBITDA and Targeted Consolidated Leverage Ratio (Maximum) and, under certain circumstances, the occurrence of a qualified refinancing. The targets are derived from definitions in our senior credit agreement. Pro Forma Adjusted EBITDA is defined as the Consolidated EBITDA as defined in our credit agreement, and Consolidated Leverage Ratio is the ratio of net debt to Pro Forma Adjusted EBITDA for the year. These targets were chosen to align management’s performance goals with the Company’s debt covenants as its credit agreement approaches maturity and the Company approaches a potential refinancing. As set forth in the table below, only one of the targets with respect to the D Common Units was achieved for fiscal 2010, and therefore there was no vesting in fiscal 2010.

Was Each
	Targeted	Actual	Targeted	Actual	of the
	Pro Forma	Pro Forma	Consolidated	Consolidated	Financial
	Adjusted	Adjusted	Leverage Ratio	Leverage Ratio	Targets	Vesting
	EBITDA	EBITDA	(Maximum)	(Maximum)	Met?	Result
	(In millions)	(In millions)

Fiscal 2010
D units	$125.4	$118.9	6.16 to 1.00	5.98 to 1.00	No	—

These financial targets were chosen for the C and D Common Units, including the supplemental targets for the D Common Units, because profitability, organic growth of the business and appropriate leverage are critical to the Company’s long-term profitability and equity value. They were designed to motivate management to achieve financial results that would enhance the valuation of the Company upon a sale of the Company or other liquidity event. The specific levels of the financial targets with respect to the C and D Common Units were negotiated between management and Vestar and reflect their agreement about how any increase in equity value would be divided among Vestar and management upon a liquidity event. For fiscal 2009, given the deterioration of the general economic environment and the national recession, the Compensation Committee deemed it appropriate to waive the Targeted Organic Adjusted EBITDA Growth Rate with respect to the C Common Units, and NMH Investment, LLC approved this recommendation.

In all cases, vesting depends upon continued employment. If an executive’s employment is terminated, NMH Investment may repurchase the executive’s units. The units will be purchased for the initial purchase price, or “cost”, fair market value or a combination of the two, depending on the circumstances of departure and based on the relevant measurement date, as set out in the table below. The relevant “measurement date” for almost all of the units held by the named executive officers is June 29, 2006, the date of the Merger, except for the units issued in connection with promotions. The measurement date for the units issued upon Mr. Holler’s and Mr. Nardella’s promotions is May 22, 2007, and the measurement date for the units issued upon Mr. Jones’s promotion is August 1, 2008. The vesting period for the B Common Units was shortened from 61 months to 48 months effective June 2010 to align the documentation to the intended business understanding of the vesting schedule at the time of the Vestar transaction in June 2006.

	B	B	C and D	C and D	B, C and D
	Common Units	Common Units	Common Units	Common Units	Common Units

Circumstances of departure	Termination without cause, or resignation for good reason	Resignation without good reason	Termination without cause, or resignation for good reason	Resignation without good reason	Termination for cause
1-12 months after relevant measurement date	Cost	Cost	Fair market value	Cost	Cost
13-36 months after relevant measurement date	Portion at fair market value increases ratably each month, from 20.00% to 72.57%	Cost	Fair market value	Cost	Cost
37-47 months after relevant measurement date	Portion at fair market value increases ratably each month, from 74.86% to 97.72%	Portion at fair market value increases ratably each month, from 40.00% to 94.55%	Fair market value	Fair market value	Cost
48 months or later after relevant measurement date	Fair market value	Fair market value	Fair market value	Fair market value	Cost

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

Deferred Compensation.  Under the National Mentor Holdings, LLC Executive Deferred Compensation Plan, the named executive officers receive an allocation to their account based on a percentage of base salary, as follows: Mr. Murphy, 13%; Mr. Nardella, 12%; Messrs. Holler, Jones and Ms. Fay, 11%; and Mr. Petersen,

9%. These allocations are made as of the end of the plan year, December 31, for service rendered during the prior fiscal year. The Company elected to suspend these allocations for the 2009 plan year in light of economic conditions, and it restored these allocations for the 2010 plan year. The balances accrue interest at a rate set prior to the beginning of the plan year. The interest rate for plan years 2010, 2009 and 2008 was 6%. The plan is an unfunded, nonqualified deferred compensation arrangement, which provides deferred compensation to senior management. We may make discretionary contributions to the plan, although we did not do so in fiscal 2010, 2009 or 2008. A participant’s account balance is 100% vested and non-forfeitable and will be distributed to a participant following his or her retirement or termination from the Company, disability, death or at the Company’s direction under certain circumstances.

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

Severance and Change-in-Control Benefits.  As part of the Merger, the Company entered into an amended and restated employment agreement with Mr. Murphy and entered into severance agreements with each of the other named executive officers. Each of these agreements provides for severance benefits to be paid to the named executive officer if the Company terminates his or her employment without “cause” or he or she resigns for “good reason”, each as defined in the applicable agreement. See “— Severance Agreements”.

If any of the named executive officers is terminated without cause, or he or she resigns for good reason, depending upon the timing of his or her departure, he or she would be entitled to receive fair market value for his or her B, C and D units, compared with the lower of fair market value or cost if he or she terminated employment voluntarily, as described above under “Equity-Based Compensation”. Under each executive officer’s management unit subscription agreement, NMH Investment has the right to repurchase the units at a blend of cost and fair market value, depending on the circumstances of the executive officer’s departure, including the date of departure. Fair market value is as determined in good faith by the management committee of NMH Investment (valuing the Company and its subsidiaries as a going concern, disregarding any discount for minority interest or marketability of the units).

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

Compensation Risk.  The Compensation Committee has considered the compensation policies and practices throughout the Company to assess the risks presented by such policies and practices. Based on this review, we have determined that such policies and practices are not reasonably likely to have a material adverse effect on the Company. In reaching this determination, we have taken into account the following design elements of our compensation programs and policies and practices: mixture of cash and equity opportunities, mixture of performance time horizons, mixture of time-based and performance-based pay vehicles, use of financial metrics that are easily capable of review and avoidance of uncapped rewards.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

James L. Elrod Jr. (Chairman)
Guy Sansone

Fiscal 2010 Summary Compensation Table

				Non-Equity	Nonqualified
				Incentive	Deferred
			Equity	Plan	Compensation	All Other
	Fiscal	Salary	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(a)	($)(b)	($)(c)	($)(d)	($)(e)	($)

Edward M. Murphy	2010	350,000	0	247,146	2,885	42,195	642,226
Chief Executive Officer	2009	350,000	0	213,755	1,511	19,523	654,758
	2008	350,000	129,318	205,719	466	53,615	733,424
Bruce F. Nardella	2010	297,634	0	160,203	6,549	33,668	498,054
President and	2009	275,000	0	83,975	788	13,956	440,005
Chief Operating Officer	2008	275,000	109,207	84,352	325	36,610	507,700
Denis M. Holler	2010	275,000	0	97,093	18,433	29,589	420,115
Executive Vice President and	2009	275,000	0	83,975	784	14,376	439,944
Chief Financial Officer	2008	275,000	109,207	84,352	323	36,610	507,887
Juliette E. Fay	2010	275,000	0	97,093	6,827	29,589	408,509
Executive Vice President and	2009	275,000	0	83,975	2,248	14,496	438,306
Chief Development Officer	2008	275,000	109,207	84,352	400	37,150	505,306
Hugh R. Jones III(f)	2010	275,000	0	97,093	4,996	24,985	402,074
Executive Vice President and	2009	275,000	0	83,975	774	13,130	438,099
Chief Administrative Officer
David M. Petersen	2010	260,000	0	92,702	5,041	22,888	380,631
Senior Vice President and	2009	260,000	0	79,395	815	11,132	351,342
President, Redwood Operating Group	2008	260,000	81,051	79,751	359	29,398	450,559

(a)	Includes individual’s pre-tax contributions to health plans and contributions to retirement plans.

(b)	Figures represent grant date fair value of equity awards under the NMH Investment, LLC Amended and Restated 2006 Unit Plan in accordance with Accounting Standards Codification Topic 718 (ASC 718, formerly FAS 123R).

(c)	Represents cash bonuses under our annual incentive compensation plan.

(d)	Represents earnings in excess of the applicable federal long-term rate under the Executive Deferred Compensation Plan and the Executive Deferral Plan.

(e)	All other compensation represents Company contributions credited to the Executive Deferred Compensation Plan and the Company match on executive contributions to the 401(k) plan and Executive Deferral

Plan, which has been estimated for fiscal 2010 in advance of the actual determination. The fiscal 2009 and 2008 amounts in this column were estimated at the time and have not been restated, as any differences were immaterial. Also included are Company paid parking, tax gross-ups for Company paid parking, and imputed income on group term life insurance premiums. For fiscal 2010, the components of All Other Compensation were as follows:

	Company	Company
	Contributions	Match on
	to Executive	Contributions
	Deferred	to 401(k) and			Group
	Compensation	Executive	Company		Term Life
	Plan $	Deferral Plan $	Paid Parking $	Gross-ups $	Insurance $

Edward M. Murphy	34,125	3,675	1,440	670	2,285
Bruce F. Nardella	27,225	3,675	1,440	670	658
Denis M. Holler	22,688	3,675	1,440	670	1,116
Juliette E. Fay	22,688	3,675	1,440	670	1,116
Hugh R. Jones III	22,688	0	1,183	724	390
David M. Petersen	17,550	3,675	0	0	1,663

(f)	Mr. Jones has tendered his resignation effective December 31, 2010. See “— Severance Agreements”, below.

Grants of Plan-Based Awards in Fiscal 2010

Estimated Possible Payouts Under Non-Equity Incentive Plan

Name	Threshold(a) ($)	Target(a) ($)	Maximum(a) ($)

Edward M. Murphy	175,000	350,000	525,000
Bruce F. Nardella	113,437	226,875	340,312
Denis M. Holler	68,750	137,500	206,250
Juliette E. Fay	68,750	137,500	206,250
Hugh R. Jones III	68,750	137,500	206,250
David M. Petersen	65,000	130,000	195,000

(a)	Amounts represent potential payouts relating to fiscal 2010 under the Executive Leadership Incentive Plan, based on base salary as in effect at September 30, 2010. For a description of the plan, see “Compensation Discussion and Analysis — Annual Incentive Compensation”.

Estimated Future Payouts Under Equity Incentive Plan

No grants of equity awards were made to the named executive officers during fiscal 2010.

Outstanding Equity Awards at Fiscal 2010 Year-End

Shares and stock options are not included in this table because none were issued during the fiscal year and none were outstanding at fiscal year-end.

	Equity Incentive Plan Awards
				Payout Value
	Number and Class	Payout Value	Number and Class	of Unearned
	of Earned Units	of Earned Units	of Unearned Units	Units Not
Name	Not Vested (#)	Not Vested ($)(e)	Not Vested (#)(f)	Vested ($)(e)

Edward M. Murphy	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	8,698.65 D Common Units(a)	86.99	17,397.31 D Common Units(a)	173.97
	6,737.50 B Common Units(b)	336.88
	7,070.00 C Common Units(b)	212.10
	2,496.67 D Common Units(b)	24.97	4,993.33 D Common Units(b)	49.93
Bruce F. Nardella	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	7,241.32 D Common Units(a)	72.41	14,482.63 D Common Units(a)	144.83
	962.50 B Common Units(c)	48.13
	1,010.00 C Common Units(c)	30.30
	356.67 D Common Units(c)	3.57	713.33 D Common Units(c)	7.13
	5,775.00 B Common Units(b)	288.75
	6,060.00 C Common Units(b)	181.80
	2,140.00 D Common Units(b)	21.40	4,280.00 D Common Units(b)	42.80
Denis M. Holler	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	7,241.32 D Common Units(a)	72.41	14,482.63 D Common Units(a)	144.83
	481.25 B Common Units(c)	24.06
	505.00 C Common Units(c)	15.15
	178.33 D Common Units(c)	1.78	356.67 D Common Units(c)	3.57
	6,256.25 B Common Units(b)	312.81
	6,565.00 C Common Units(b)	196.95
	2,318.33 D Common Units(b)	23.18	4,636.67 D Common Units(b)	46.37
Juliette E. Fay	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	7,241.32 D Common Units(a)	72.41	14,482.63 D Common Units(a)	144.83
	6,256.25 B Common Units(b)	312.81
	6,565.00 C Common Units(b)	196.95
	2,318.33 D Common Units(b)	23.18	4,636.67 D Common Units(b)	46.37
Hugh R. Jones III	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	4,618.11 D Common Units(a)	46.18	9,236.22 D Common Units(a)	92.36
	5,775.00 B Common Units(b)	288.75
	6,060.00 C Common Units(b)	181.80
	2,140.00 D Common Units(b)	21.40	4,280.00 D Common Units(b)	42.80
	481.25 B Common Units(d)	24.06
	505.00 C Common Units(d)	15.15
	2,801.54 D Common Units(d)	28.02	5,603.08 D Common Units(d)	56.03
David M. Petersen	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	5,201.05 D Common Units(a)	52.01	10,402.09 D Common Units(a)	104.02
	5,775.00 B Common Units(b)	288.75
	6,060.00 C Common Units(b)	181.80
	2,140,00 D Common Units(b)	21.40	4,280.00 D Common Units(b)	42.80

(a)	Granted on August 22, 2008 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is June 29, 2006. The B Common Units vested four years after the measurement date, on June 29, 2010, and the C and D Common Units vested after three years, on June 29, 2009. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under columns (i) and (j) for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.

(b)	Granted on January 12, 2007 in connection with the initial compensatory grants under the NMH Investment, LLC 2006 Unit Plan. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is June 29, 2006. The B Common Units vested four years after the measurement date, on June 29, 2010, and the C and D Common Units vested three years after the measurement date, on June 29, 2009. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under columns (i) and (j) for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.

(c)	Granted on August 14, 2007 in recognition of the named executive officer’s promotion. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is May 22, 2007, the date of the promotions. The B Common Units vest over 48 months and the C and D Common Units vested after three years, on May 22, 2010. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under columns (i) and (j) for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.

(d)	Granted on September 24, 2008 in recognition of the named executive officer’s promotion. The vesting measurement date, as set forth in the relevant subscription agreement, for these units is August 1, 2008, the date of the promotion. The B Common Units vest over 48 months and the C and D Common Units vest after three years. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under columns (i) and (j) for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.

(e)	Payout value represents fair market value determined as of fiscal year-end, which is $0.05 per B Common Unit, $0.03 per C Common Unit and $0.01 per D Common Unit. For purposes of calculating fair market value, we assumed hypothetical transaction costs in a change in control of the Company. In the event of a change in control, the unearned D Common Units could be earned if certain investment return conditions are achieved that relate to Vestar receiving a specified multiple of its investment.

Option Exercises and Stock Vested

No options were issued, outstanding or exercised during fiscal 2010. For purposes of this disclosure item, certain of the units were vested during fiscal 2010 such that if the named executive officer terminated his or her employment voluntarily during fiscal 2010 and NMH Investment had elected to repurchase his or her units, it would have been required to repurchase them at fair market value. The units that vested are set forth in the table below.

	Number of B	Number of C	Number of D
	Common Units	Common Units	Common Units
	Acquired on	Acquired on	Acquired on
Name	Vesting (#)(a)	Vesting (#)(a)	Vesting (#)(a)

Edward M. Murphy	1,353	0	0
Bruce F. Nardella	1,441	1,010	1,070
Denis M. Holler	1,397	505	535
Juliette E. Fay	1,265	0	0
Hugh R. Jones III	1,309	0	0
David M. Petersen	1,177	0	0

(a)	In the event of a change in control, the unvested B Common Units automatically vest, and the unearned D Common Units could be earned if certain investment return conditions are achieved that relate to Vestar receiving a specified multiple of its investment

The value realized on vesting represents fair market value determined as of fiscal year end. No value is reported in the table, as no value was realized upon vesting, because the fair market value of the units is equivalent to their original purchase price. The named executive officers have not received any payments with respect to their units, and the named executive officers are not permitted to transfer the units for value. Payment of the amounts realized on vesting is deferred until such time as NMH Investment repurchases the units following termination of a named executive officer’s employment, or upon a sale of the Company or other liquidity event. The amounts realized on vesting, if any, are subject to forfeiture in the event a named executive officer is terminated for cause, at which time NMH Investment may repurchase the units at the lesser of fair market value and cost.

In addition, if an executive officer were terminated without cause or resigned for good reason as of the last day of the fiscal year, he or she would be entitled to receive fair market value for a portion of his or her units. See “Estimated Change-in-Control/Severance Payments” below.

Pension Benefits

The Company has no pension plans.

Fiscal 2010 Nonqualified Deferred Compensation

	Executive	Company	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance at
	in Last	in Last	in Last	Withdrawals/	Last Fiscal
	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Year End
Name	($)(a)(b)	($)(b)(c)	($)(b)(d)	($)(e)	($)(f)

Edward M. Murphy	10,500	35,921	14,301	10,100	244,660
Bruce F. Nardella	22,985	29,021	18,777	4,579	285,167
Denis M. Holler	15,500	24,483	42,372	—	571,780
Juliette E. Fay	35,897	24,483	19,837	—	306,186
Hugh R. Jones III	—	22,688	14,421	—	205,252
David M. Petersen	19,849	19,346	14,720	10,100	221,035

(a)	Represents amounts contributed to the Executive Deferral Plan during fiscal 2010. The Executive Deferral Plan is available to highly compensated employees to supplement the 401(k) plan. For details about the plan, see “Compensation Discussion and Analysis — Deferred Compensation”, above.

(b)	All of the amounts reported under “Executive Contributions in Last Fiscal Year” and “Company Contributions in Last Fiscal Year” are reported as compensation for fiscal 2010 in the Summary Compensation Table. Under “Aggregate Earnings in Last Fiscal Year”, the following amounts are reported as compensation in the Summary Compensation Table that were in excess of the applicable federal long-term rate are as follows:

Edward M. Murphy	$2,885
Bruce F. Nardella	6,549
Denis M. Holler	18,433
Juliette E. Fay	6,827
Hugh R. Jones III	4,996
David M. Petersen	5,041

(c)	Represents Company match (up to 1.5% of base salary) on executive contributions to the Executive Deferral Plan, plus Company contributions to the Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement to provide deferred compensation to senior management. For details about both these plans, see “Deferred Compensation” above.

(d)	Represents the 6% return credited to the participant’s account in the Executive Deferred Compensation Plan for balances in fiscal 2010, plus the executives’ respective returns for amounts invested in the Executive Deferral Plan.

(e)	Represents amounts withdrawn from the Executive Deferral Plan and deposited into the executive’s respective 401(k) account in accordance with IRS rules.

(f)	Represents aggregate balances in Executive Deferral Plan and Executive Deferred Compensation Plan for each executive as of fiscal year-end. Of the amounts in this column, the following amounts have been reported as compensation in the Summary Compensation Table for fiscal 2010, fiscal 2009 and fiscal 2008.

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Edward M. Murphy	$37,800	$14,994	$48,931
Bruce F. Nardella	30,900	11,181	33,681
Denis M. Holler	26,363	11,181	33,681
Juliette E. Fay	26,363	11,181	33,681
Hugh R. Jones III	22,688	11,181	N/A
David M. Petersen	21,225	9,469	26,831

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

Messrs. Holler, Nardella, Jones and Petersen and Ms. Fay entered severance agreements with us at the time of the Merger. These agreements were amended and restated during the first quarter of fiscal 2009 for compliance with Section 409A under the Internal Revenue Code. Pursuant to these agreements, in the event that the employment of any such employees is terminated by the Company without “cause” or the named executive officer resigns with “good reason”, they will be entitled to (i) the payment of an aggregate amount equal to their base salary for one year, (ii) the payment of an amount equal to their annual cash bonuses earned in the year prior to their severance and (iii) continued coverage under our health, medical and welfare benefit plans for a period of one year from the date of termination. “Cause” and “good reason” are defined as such terms are defined in Mr. Murphy’s amended and restated employment agreement. The severance agreements also contain provisions pursuant to which the executive officer agrees not to disclose our confidential information, solicit our employees or contractors or compete with us for a period of one year after his or her employment with us has been terminated.

In addition, Mr. Jones has tendered his resignation for “good reason” effective December 31, 2010, and in connection with his resignation, he entered into a letter agreement with us, which amends certain terms of his severance agreement. The letter agreement entitles him to receive certain additional benefits: a bonus payment with respect to fiscal 2010; an amount equal to that payment, in accordance with the terms of the severance agreement; fully paid health insurance for two years following his termination (instead of one year as provided under the severance agreement); and the retention of the Company-provided computer hardware and software in his home office.

Estimated Severance and Change-in-Control Payments

Mr. Murphy’s amended and restated employment agreement and the severance agreements of the other named executive officers provide for severance benefits in the event of termination under certain circumstances. The following table shows the amount of potential severance benefits for the named executive officers pursuant to their employment or severance arrangements, assuming the named executive officer was terminated under circumstances qualifying for the benefits and that termination occurred as of September 30, 2010, our fiscal year-end. The table also shows the estimated present value of continuing coverage for the benefits and the amount that would be paid for the repurchase of the B, C and D Common Units in NMH Investment, assuming a termination without cause.

			Repurchase of	Value of
			Restricted B,	Continued
	Salary	Bonus	C and D Common	Benefits	Total
Name	($)(a)	($)(b)	Units ($)(c)	($)(d)	($)

Edward M. Murphy	700,000	700,000	939	36,042	1,436,981
Bruce F. Nardella	302,500	83,975	895	25,494	412,864
Denis M. Holler	275,000	83,975	895	21,374	381,244
Juliette E. Fay	275,000	83,975	851	3,242	363,068
Hugh R. Jones III	275,000	83,975	851	23,215	383,041
David M. Petersen	260,000	79,385	745	17,432	357,562

(a)	Under Mr. Murphy’s employment agreement, salary continues for two years. For each of the other named executive officers, salary continues for one year. These amounts would be payable over time in accordance with the Company’s regular payroll practices.

(b)	Mr. Murphy would receive an amount equal to his target annual bonus of 100 percent of base salary under the incentive compensation plan for two years after termination. Each of the other named executive officers would receive an amount equal to the actual annual bonus for the prior fiscal year. These amounts would be payable over time in accordance with the Company’s regular payroll practices.

(c)	Represents the amount the executive officer would receive for the B, C and D Common Units, including the original purchase price. The units may be called upon the executive officer’s termination. Assuming a termination without cause on September 30, 2010, the named executive officers would receive fair market value and cost, respectively, for the following numbers of B Common Units, fair market value for all of the C Common Units and fair market value for all of the D Common Units, where fair market value for unearned D Common Units is equal to the initial purchase price, as shown below:

	Number of B		Number of C	Number of D
	Common	Number of B	Common	Common
	Units	Common	Units	Units
	Purchased at	Units	Purchased at	Purchased at
	Fair Market	Purchased	Fair Market	Fair Market
	Value	at Cost	Value	Value

Edward M. Murphy	7,401.63	—	7,766.90	33,585.96
Bruce F. Nardella	7,247.63	154.00	7,766.90	29,213.95
Denis M. Holler	7,324.63	77.00	7,766.90	29,213.95
Juliette E. Fay	6,920.38	—	7,261.90	28,678.95
Hugh R. Jones III	6,678.41	241.97	7,261.90	28,678.95
David M. Petersen	6,439.13	—	6,756.90	22,023.14

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

Neither Mr. Murphy’s employment agreement nor the named executive officer’s severance agreements contain provisions for payments upon a change of control of the Company. However, assuming a change of control occurred at September 30, 2010, the Company’s fiscal year-end, under the governing documents, all of the B Common Units would vest, all of the C Common Units would vest and one-third of the Common D Units would vest. The payout based on estimated fair market value of each named executive officer’s vested B Common Units and vested and earned C and D Common Units as of September 30, 2010, plus the initial purchase price of the remaining unvested C Common Units and unvested and/or unearned D Common Units, would be as set forth in the following table. In the event of a change in control, the unearned D Common Units could become earned if certain investment return conditions are achieved that relate to Vestar receiving a specified multiple of its investment.

	B Common	C Common	D Common
Name	Units ($)	Units ($)	Units ($)	Total ($)

Edward M. Murphy	370.08	233.01	335.86	938.95
Bruce F. Nardella	370.08	233.01	292.14	895.23
Denis M. Holler	370.08	233.01	292.14	895.23
Juliette E. Fay	346.02	217.86	286.79	850.67
Hugh R. Jones III	346.02	217.86	286.79	850.67
David M. Petersen	321.96	202.71	220.23	744.90

Actual Severance Payments

In connection with his resignation for good reason effective December 31, 2010, Mr. Jones will receive the benefits shown in the following table pursuant to his severance agreement and his letter agreement. The table shows the estimated present value of continuing coverage for the benefits and the amount that will be paid for the repurchase of the B, C and D Common Units in NMH Investment.

			Repurchase of	Value of
			Restricted B,	Continued
	Salary	Bonus	C and D Common	Benefits		Total
Name	($)(a)	($)(b)	Units ($)(c)	($)(d)	Other($)(e)	($)

Hugh R. Jones III	275,000	97,093	851	45,666	2,449	421,059

(a)	Under Mr. Jones’ severance agreement, salary continues for one year. This amount is payable over time in accordance with the Company’s regular payroll practices.

(b)	Mr. Jones will receive an amount equal to the actual annual bonus for fiscal year 2010. This amount is payable over time in accordance with the Company’s regular payroll practices.

(c)	Represents the amount Mr. Jones will receive for the B, C and D Common Units. Mr. Jones will receive fair market value and cost, respectively, for the following numbers of B, C and D Common Units as shown below.

Number of		Number of	Number of
B Common Units	Number of	C Common Units	D Common Units
purchased at	B Common Units	purchased at	purchased at
fair market value	purchased at cost	fair market value	fair market value

6,678.41	241.97	7,261.90	28,678.95

(d)	Under his letter agreement with the Company dated November 16, 2010, Mr. Jones will continue to participate in health and welfare benefit plans at the Company’s expense for two years. Amounts are estimated based on Mr. Jones’ current benefit elections.

(e)	Under his letter agreement, Mr. Jones will retain the Company-provided computer hardware and software in his home office.

Director Compensation

We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. We compensate our outside directors as set out in the table below. Mr. Murphy receives no additional compensation for his service as a director, apart from his compensation as Chief Executive Officer. Messrs. Elrod, O’Connell and Mundt are employees of Vestar and do not receive any additional compensation for their service as directors of the Company.

				Nonqualified
	Fees Earned or		Equity	Deferred
	Paid in Cash		Awards	Compensation	All Other
Name	($)		($)	Earnings ($)	Compensation ($)	Total ($)

Gregory T. Torres	100,000	(a)	—	594 (b)	370 (c)	100,964
Pamela F. Lenehan	28,000	(d)	—	—	—	28,000
Guy Sansone	16,000	(d)	6,342 (e)	—	—	22,342

(a)	Mr. Torres is paid a salary of $100,000 per year in accordance with his amended and restated employment agreement.

(b)	Represents earnings in excess of the applicable federal long-term rate. Mr. Torres continues to accrue interest on amounts credited to him in the Executive Deferred Compensation Plan during his service as the Company’s President and Chief Executive Officer.

(c)	Represents imputed income on group term life insurance.

(d)	Ms. Lenehan and Mr. Sansone received a fee of $5,000 for each meeting of the Board of Directors attended in person and a fee of $1,000 for each meeting attended by phone and each committee meeting attended.

(e)	Represents grant date value of equity awards, in accordance with Accounting Standards Codification Topic 718 (ASC 718, formerly FAS 123R). Mr Sansone purchased 3,187.00 E Common Units for $159.35 on September 24, 2010.

(f)	At September 30, 2010, the last day of our fiscal year, Ms. Lenehan held 3,188.00 E Common Units and Mr. Sansone held 3,187.00 E Common Units.

Compensation Committee Interlocks and Insider Participation

Mr. Elrod and Mr. Sansone are currently the members of the Company’s Compensation Committee, and neither of them is or has been an officer or employee of the Company. Mr. Elrod is a managing director of Vestar, which controls the Company, and Mr. Sansone is a Managing Director at Alvarez & Marsal, which is providing consulting services to the Company. For a description of the transactions between us and Vestar and Alvarez & Marsal, respectively, see Item 13. Apart from these relationships, no member of the Compensation Committee has any relationship that would be required to be reported under Item 404 of Regulation S-K. No member of the Compensation Committee serves or served during the fiscal year as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the Company’s knowledge, sole voting and investment power with respect to the indicated Class A Common Units which is the only class of voting equity interests in NMH Investment.

Beneficial ownership has been determined as of December 3, 2010 in accordance with the relevant rules and regulations promulgated under the Exchange Act.

	Number of	Percent of
Name and Address of Beneficial Owner	Class A Units(1)(2)	Class A Units

Vestar Capital Partners V, L.P.(3)	6,918,627	92.6%
Gregory T. Torres	25,000	*
Edward M. Murphy	130,000	1.7%
Bruce F. Nardella	30,000	*
Denis M. Holler	40,169	*
Juliette E. Fay	41,750	*
Hugh R. Jones, III	40,000	*
David M. Petersen	31,200	*
Chris A. Durbin(4)	—	—
James L. Elrod, Jr.(4)	—	—
Pamela F. Lenehan	2,750	*
Kevin A. Mundt(4)	—	—
Daniel S. O’Connell(4)	—	—
Guy Sansone	—	—
All directors and executive officers (17 persons)	421,837	5.6%

*	Less than 1.0%.

(1)	In addition, certain members of management own non-voting Preferred Units, Class B Units, Class C Units and Class D Units, Ms. Lenehan owns non-voting Preferred Units and Class E Units, and Mr. Sansone owns Class E Units which are not reflected in the table above. See “Certain Relationships and Related Party Transactions — Management Unit Subscription Agreements” and “— Director Unit Subscription Agreement” for additional information.

(2)	The Preferred Units and 30% of Class A Common Units held by the management investors were vested with respect to appreciation immediately upon issuance, assuming continued employment with the Company, and the remaining 70% of Class A Common Units vest over time. See “Certain Relationships and Related Party Transactions — Management Unit Subscription Agreements” for additional information.

(3)	Includes 6,915,196 Class A Common Units held by Vestar Capital Partners V, L.P. (the “Fund”) and 3,431 Class A Common Units held by Vestar/NMH Investors, LLC. In addition, the Fund owns 1,727,280 Preferred Units and Vestar/NMH Investors, LLC owns 857 Preferred Units, representing approximately 96.9% of the Preferred Units, of NMH Investment. Vestar Associates V, L.P. is the general partner of the Fund, having voting and investment power over membership interests held or controlled by the Fund. Vestar Managers V, Ltd. (“VMV”) is the general partner of Vestar Associates V, L.P. Each of Vestar Associates V, L.P. and VMV disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund. The address of Vestar Capital Partners V, L.P. is 245 Park Avenue, 41st Floor, New York, NY 10167.

(4)	Mr. O’Connell is the Chief Executive Officer of Vestar and Messrs. Elrod, Mundt and Durbin are Managing Directors of Vestar. Each of Messrs. O’Connell, Elrod, Mundt and Durbin disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund, except to the extent of his indirect pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Limited Liability Company Agreement

Under the Fourth Amended and Restated Limited Liability Company Agreement (as amended, the “Limited Liability Company Agreement”) of NMH Investment, by and among NMH Investment, Vestar, an affiliate of Vestar, the management and director investors and future parties to such agreement, the initial management committee consists of members elected by a plurality vote of the holders of NMH Investment’s Class A Common Units consisting of the designees of Vestar as determined in accordance with the Securityholders Agreement described below and one additional person. The management committee currently has eight members. Any member of the management committee may be removed at any time by the holders of a majority of the total voting power of the outstanding Class A Common Units. The management committee currently consists of the same individuals as our board of directors.

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

Management Unit Subscription Agreements

In connection with the Merger, NMH Investment entered into several agreements with management investors and with the Chairman, Mr. Torres, pursuant to which such investors subscribed for and purchased Preferred Units and Class A Common Units (which is the only class of voting equity interests in NMH Investment). Kathleen Federico, our Senior Vice President of Human Resources, also subscribed for and purchased Preferred Units and Class A Common Units in January 2009, shortly after she joined the Company. The Preferred Units and 30% of the Class A Common Units were vested with respect to appreciation upon issuance. On July 5, 2007, NMH Holdings paid a dividend to its parent, NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its Preferred Units.

In addition, NMH Investment has entered into agreements with management investors, including all of the executive officers, whereby such management investors purchased non-voting Class B Units, Class C Units and Class D Units. These units’ right to share in an increase in value of NMH Investment will vest according to schedules that include various time and performance targets, investment return conditions and certain other events set forth in the management unit subscription agreement and NMH Investment’s Limited Liability Company Agreement. On June 4, 2010, NMH Investment amended the terms of the equity units. As a result of the amendment, the Class B Units vest over 48 months, rather than 61 months, and two additional performance targets were created for the Class D Units because we failed to achieve the 2008 and 2009 targets for vesting of the D Units.

The Class B Units vest over 48 months. Assuming continued employment of the employee with the Company, 40 percent vest at the end of 37 months from the relevant measurement date, and the remaining 60 percent vest monthly over the remainder of the term. Assuming continued employment, the Class C Units and Class D Units vest after three years, subject to certain performance conditions and/or investment return conditions being met or achieved. For the Class C Units, the performance conditions relate to the Company achieving certain financial targets for the fiscal years ended September 30, 2007, 2008 and 2009, all of which were met. For the Class D Units, the performance conditions relate to the Company achieving certain financial targets for the same fiscal years, and two additional performance conditions were created for the fiscal years ended September 30, 2010 and 2011 as described above. For both the Class C Units and the Class D Units, the investment return conditions relate to Vestar receiving a specified multiple on its investment upon a liquidity event. In the aggregate, the Class B, Class C and Class D units represent the right to receive up to approximately an additional 9.3% of the increase in value of the common equity interests in NMH Investment.

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

Director Unit Subscription Agreements

In connection with her election to our board of directors in December 2008, Pamela F. Lenehan entered into a Director Unit Subscription Agreement with NMH Investment. Ms. Lenehan subscribed for specified amounts of Preferred Units, Class A Common Units and Class E Common Units of NMH Investment for an aggregate of $125,159. These units were issued to Ms. Lenehan on January 8, 2009. In connection with his election to our board of directors on December 4, 2009, Guy Sansone was offered the opportunity to subscribe for 3,187 Class E Common Units of NMH Investment for an aggregate of $159.35. These units were issued to Mr. Sansone on September 24, 2010.

Securityholders Agreement

Pursuant to the Securityholders Agreement among NMH Investment, Vestar, an affiliate of Vestar, the management and director investors, Mr. Torres and any future parties to such agreement as amended, (collectively, the “Securityholders”), the units of NMH Investment beneficially owned by the Securityholders are subject to certain restrictions on transfer, as well as the other provisions described below.

The Securityholders Agreement provides that the Securityholders will vote all of their units to elect and continue in office a management committee or board of directors of NMH Investment and each of its subsidiaries composed of:

(a) up to seven designees of Vestar until the earlier of (i) December 3, 2011 and (ii) the date on which one of the designees of Vestar serving as of December 4, 2010 resigns or is removed, at which time the number of designees of Vestar will be up to six; and

(b) the Company’s chief executive officer.

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

Consulting Agreement

The Company has engaged Alvarez & Marsal Healthcare Industry Group to provide certain transaction advisory and other services. Our director Guy Sansone is a Managing Director at Alvarez & Marsal and the head of its Healthcare Industry Group. The engagement resulted in aggregate fees of approximately $670,000 for advisory services in connection with a transaction that was not completed, of which approximately $400,000 was incurred in the fiscal year ended September 30, 2010. We have also retained Alvarez & Marsal for advisory services related to our cost optimization and restructuring efforts in the current fiscal year and will pay fees for this engagement based on hourly rates, as well as a potential success fee which is expected to be 20% of the total savings and will be based on the savings actually realized. The engagement was approved by our Audit Committee. Mr. Sansone is not a member of our Audit Committee and was not personally involved in the engagement.

Policies and Procedures for Related Party Transactions

As a debt-only issuer, our related party transactions with executive officers and directors are generally reviewed by our board of directors or Audit Committee, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.

Director Independence

Our board is currently composed of eight directors: Gregory T. Torres and Edward M. Murphy, who are employed by the Company; Daniel S. O’Connell, James L. Elrod, Jr., Kevin A. Mundt and Chris A. Durbin, who are employed by Vestar; and Pamela F. Lenehan and Guy Sansone. Of these directors, only Ms. Lenehan and Mr. Sansone would likely qualify as independent directors based on the definition of independent director set forth in Rule 5605(a)(2) of the Nasdaq Stock Market, LLC Listing Rules (the “Nasdaq Listing Rules”). Under the Nasdaq Listing Rules, we would be considered a “controlled company” because more than 50% of our voting power is held by a single person. Accordingly, even if we were a listed company on Nasdaq, we would not be required by Nasdaq Listing Rules to maintain a majority of independent directors on our board, nor would we be required by Nasdaq Listing Rules to maintain a compensation committee or nominating committee comprised entirely of independent directors. No members of management serve on either the audit or compensation committees. Ms. Lenehan and Messrs. Durbin and Mundt serve on our audit committee, and Mr. Elrod and Mr. Sansone have served on our compensation committee. Beginning in the second quarter of fiscal 2011, Mr. Durbin will also serve on our compensation committee.

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered for us by Deloitte & Touche LLP and Ernst & Young LLP for the year ended September 30, 2010 and Ernst & Young LLP for the year ended September 30, 2009, were:

	2010	2009
	(In thousands)

Audit fees(1)	$1,358	$1,047
Audit related fees(2)	487	213
Tax fees(3)	45	231

Total fees	$1,890	$1,491

(1)	Audit fees primarily include professional services rendered for the audits of our consolidated financial statements and for our quarterly reviews, as well as, services related to other statutory and regulatory filings.

(2)	Audit related fees primarily include due diligence services and services related to financial reporting that are not required by regulation.

(3)	Tax fees primarily include professional services rendered for tax services during the fiscal year indicated.

Preapproval Policies and Procedures

The audit committee preapproves all services provided by Deloitte & Touche LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements on pages F-1 through F-36 are filed as part of this report.

•	Consolidated Balance Sheets as of September 30, 2010 and 2009;

•	Consolidated Statements of Operations for the years ended September 30, 2010, 2009 and 2008;

•	Consolidated Statements of Shareholder’s Equity for the years ended September 30, 2010, 2009 and 2008; and

•	Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008.

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

NATIONAL MENTOR HOLDINGS, INC.

By:	/s/ Edward M. Murphy
Edward M. Murphy

Its:	Chief Executive Officer

Date: December 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 13, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward M. Murphy Edward M. Murphy	Chief Executive Officer (principal executive officer) and Director

/s/ Bruce F. Nardella Bruce F. Nardella	President and Chief Operating Officer (principal executive officer)

/s/ Denis M. Holler Denis M. Holler	Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ Gregory T. Torres Gregory T. Torres	Chairman and Director

/s/ James L. Elrod, Jr. James L. Elrod, Jr.	Director

/s/ Pamela F. Lenehan Pamela F. Lenehan	Director

/s/ Kevin A. Mundt Kevin A. Mundt	Director

/s/ Daniel S. O’Connell Daniel S. O’Connell	Director

/s/ Guy Sansone Guy Sansone	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006 (the “S-4”)
3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)
3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q
4.1	Indenture, dated as of June 29, 2006, by and among National Mentor Holdings, Inc., the guarantors named therein, and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of the S-4
4.2	Supplemental Indenture #1, dated as of January 11, 2007, by and among National Mentor Holdings, Inc., Rockland Child Development Services, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to National Mentor Holdings, Inc. Amendment No. 1 to Form S-4 Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the “S-4/A”)
4.3	Supplemental Indenture #2, dated as of August 1, 2008, by and among National Mentor Holdings, Inc., Transitional Services Sub, LLC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2008 (the “June 2008 10-Q”)
4.4	Supplemental Indenture #3, dated as of October 1, 2008, by and among National Mentor Holdings, Inc., CareMeridian, LLC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2008 (the “2008 10-K”)
4.5	Supplemental Indenture #4, dated as of June 8, 2009, by and among National Mentor Holdings, Inc., Institute for Family Centered Services, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2009 (the “June 2009 10-Q”)
4.6	Supplemental Indenture #5, dated as of July 13, 2009, by and among National Mentor Holdings, Inc., Mentor ABI, LLC and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to the June 2009 10-Q
4.7	Supplemental Indenture #6, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Healthcare Systems, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.3 to the June 2009 10-Q
4.8	Supplemental Indenture #7, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Blue Ridge, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.4 to the June 2009 10-Q
4.9	Supplemental Indenture #8, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Ocean State, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.5 to the June 2009 10-Q

Exhibit No.		Description

4.10		Supplemental Indenture #9, dated as of August 5, 2009, by and among National Mentor Holdings, Inc., Lakeview Waterford, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.6 to the June 2009 10-Q
4.11		Supplemental Indenture #10, dated as of February 22, 2010, by and among National Mentor Holdings, Inc., NeuroRestorative Associates, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.1 to National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2010 (the “March 2010 10-Q”)
4.12		Supplemental Indenture #11, dated as of April 14, 2010, by and among National Mentor Holdings, Inc., NeuroRestorative Associates, Inc. and U.S. Bank National Association, as trustee.	Incorporated by reference to Exhibit 4.2 to the March 2010 10-Q
4.13		Supplemental Indenture #12, dated as of September 27, 2010, by and among National Mentor Holdings, Inc., Progressive Living Units Systems-New Jersey, Inc. and U.S. Bank National Association, as trustee.	Filed herewith
4.14		Form of Senior Subordinated Note (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.1 of the S-4
10	.1.1	Credit Agreement, dated June 29, 2006, among NMH Holdings, LLC, National MENTOR Holdings, Inc., the several lenders parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of the S-4
10	.1.2	First Amendment, dated February 28, 2007, to Credit Agreement, dated June 29, 2006.	Incorporated by reference to Exhibit 10.1.2 of the March 2007 10-Q
10.2		Term Loan Agreement, dated May 20, 2005, among National MENTOR Holdings, Inc., National MENTOR, Inc., REM Arrowhead, Inc., REM Connecticut Community Services, Inc., REM Indiana, Inc., REM North Dakota, Inc., REM Wisconsin I, Inc., REM Wisconsin II, Inc., REM Wisconsin III, Inc., and certain other Borrowers, and BANK OF AMERICA, N.A.	Incorporated by reference to Exhibit 10.2 of the S-4
10.3		Amendment No. 1 to Term Loan Agreement and Joinder Agreement, dated June 29, 2006, among NMH Holdings, LLC, National Mentor Holdings, Inc., National Mentor, Inc., REM Arrowhead, Inc., REM Connecticut Community Services, Inc., REM Indiana, Inc., REM North Dakota, Inc., REM Wisconsin, Inc., REM Wisconsin II, Inc., REM Wisconsin III, Inc. and Bank of America, N.A.	Incorporated by reference to Exhibit 10.3 of the S-4
10	.4*	Amended and Restated Employment Agreement dated December 30, 2008, between National Mentor Holdings, Inc. and Edward Murphy.	Incorporated by reference to Exhibit 10.3 of the National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2008 (the “December 2008 10-Q”)

Exhibit No.		Description

10	.5*	Amended and Restated Employment Agreement, dated June 29, 2006, between National MENTOR Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.5 of the S-4
10	.6*	First Amendment to Amended and Restated Employment Agreement dated December 31, 2008 between National Mentor Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.2 to December 2008 Form 10-Q
10	.7*	Form of Amended and Restated Severance and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.1 of the December 2008 10-Q
10.8		Management Services Agreement, dated as of June 29, 2006, between National Mentor Holdings, Inc., National Mentor, Inc., NMH Investment, LLC, NMH Holdings, LLC and Vestar Capital Partners.	Incorporated by reference to Exhibit 10.11 of the S-4
10	.9*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Amendment and Restatement Adopted as of December 30, 2008 and Effective as of January 1, 2009.	Incorporated by reference to Exhibit 10.9 to National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2009 (the “2009 10-K”)
10	.10*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Incorporated by reference to Exhibit 10.10 to the 2009 10-K
10	.11*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Third Amendment and Restatement Adopted Effective as of December 4, 2009.	Incorporated by reference to Exhibit 10.11 to the 2009 10-K
10	.12*	National Mentor Holdings, LLC Executive Deferral Plan, Amendment and Restatement Adopted December 30, 2008 and Effective as of January 1, 2009.	Incorporated by reference to Exhibit 10.12 to the 2009 10-K
10	.13*	National Mentor Holdings, LLC Executive Deferral Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Incorporated by reference to Exhibit 10.13 to the 2009 10-K
10	.14*	The MENTOR Network Executive Leadership Incentive Plan.	Incorporated by reference to Exhibit 10.14 of the S-4
10	.15*	The MENTOR Network Incentive Compensation Plan effective October 1, 2007.	Incorporated by reference to Exhibit 10.16 to the 2009 10-K
10	.16*	The MENTOR Network Incentive Compensation Plan effective October 1, 2009.	Incorporated by reference to Exhibit 10.17 to the 2009 10-K
10	.17*	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A
10	.18*	Form of Amendment to Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.19 to the 2009 10-K
10	.19*	Form of Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.13 of the 2008 10-K
10	.20*	Form of Amendment to Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.21 to the 2009 10-K
10	.21*	NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.17 of the S-4/A

Exhibit No.		Description

10	.22*	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of the June 2008 Form 10-Q
10	.23*	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 8-K filed on December 10, 2008
10	.24*	Letter Agreement between National Mentor Holdings, Inc. and Hugh R. Jones III dated November 16, 2010.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 8-K filed on November 22, 2010
10.25		Amendment No. 2 to Term Loan Agreement, dated January 20, 2010, among NMH Holdings, LLC, National Mentor Holdings, Inc., National Mentor, Inc., REM Arrowhead, Inc., REM Connecticut Community Services, Inc., REM Indiana, Inc., REM North Dakota, Inc., REM Wisconsin, Inc., REM Wisconsin II, Inc., REM Wisconsin III, Inc. and Bank of America, N.A.	Filed herewith
21		Subsidiaries.	Filed herewith
31.1		Certification of principal executive officer.	Filed herewith
31.2		Certification of principal executive officer.	Filed herewith
31.3		Certification of principal financial officer.	Filed herewith
32		Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

*	Management contract or compensatory plan or arrangement.

National Mentor Holdings, Inc.

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Audit Committee of National Mentor Holdings, Inc.

We have audited the accompanying consolidated balance sheet of National Mentor Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2010, and the related consolidated statement of operations, shareholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Mentor Holdings, Inc. and subsidiaries as of September 30, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche llp

Boston, Massachusetts
December 13, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee of National Mentor Holdings, Inc.

We have audited the accompanying consolidated balance sheet of National Mentor Holdings, Inc. as of September 30, 2009, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the two years in the period ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Mentor Holdings, Inc. at September 30, 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, effective October 1, 2008, the Company adopted Financial Accounting Standards Board (FASB) No. 157 Fair Value Measurements (codified primarily in FASB ASC Topic 820 Fair Value Measurements and Disclosures).

/s/  Ernst & Young LLP

Boston, Massachusetts
December 22, 2009, except for Note 6,
as to which the date is December 13, 2010

National Mentor Holdings, Inc.

Consolidated Balance Sheets

	September 30,
	2010	2009
	(Amounts in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$26,448	$23,650
Restricted cash	1,046	5,192
Accounts receivable, net of allowances of $7,225 and $5,896 at September 30, 2010 and 2009, respectively	125,979	118,969
Deferred tax assets, net	13,571	13,897
Prepaid expenses and other current assets	14,701	16,868

Total current assets	181,745	178,576
Property and equipment, net	142,112	145,876
Intangible assets, net	437,757	440,202
Goodwill	229,757	206,699
Other assets	13,915	16,047
Investment in related party debt securities	10,599	8,210

Total assets	$1,015,885	$995,610

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$26,503	$19,819
Accrued payroll and related costs	68,272	58,388
Other accrued liabilities	48,307	45,000
Obligations under capital lease, current	92	118
Current portion of long-term debt	3,667	7,415

Total current liabilities	146,841	130,740
Other long-term liabilities	15,166	13,462
Deferred tax liabilities, net	126,322	125,237
Obligations under capital lease, less-current portion	1,624	1,680
Long-term debt, less current portion	500,799	500,763
Commitments and contingencies

SHAREHOLDER’S EQUITY
Common stock, $.01 par value; 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	250,620	250,038
Accumulated other comprehensive income (loss)	575	(7,115)
Accumulated deficit	(26,062)	(19,195)

Total shareholder’s equity	225,133	223,728

Total liabilities and shareholder’s equity	$1,015,885	$995,610

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Operations

	Year Ended September 30,
	2010	2009	2008
	(Amounts in thousands)

Net revenue	$1,022,036	$970,218	$929,831
Cost of revenue (exclusive of depreciation expense shown separately below)	779,977	736,651	704,778
Operating expenses:
General and administrative	140,815	132,843	130,023
Depreciation and amortization	57,633	56,800	50,548

Total operating expenses	198,448	189,643	180,571

Income from operations	43,611	43,924	44,482
Other income (expense):
Management fee to related party	(1,208)	(1,146)	(1,349)
Other expense, net	(341)	(503)	(797)
Interest income	42	193	684
Interest income from related party	1,921	1,202	—
Interest expense	(46,693)	(48,254)	(48,947)

Loss from continuing operations before income taxes	(2,668)	(4,584)	(5,927)
Benefit for income taxes	(601)	(1,414)	(133)

Loss from continuing operations	(2,067)	(3,170)	(5,794)
Loss from discontinued operations, net of tax of $3,133, $1,407 and $834	(4,800)	(2,286)	(1,441)

Net loss	$(6,867)	$(5,456)	$(7,235)

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Shareholder’s Equity

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholder’s	Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity	Income (Loss)
	(Amounts in thousands, except share and per share amounts)

Balance at September 30, 2007	100	—	254,618	(2,431)	(6,156)	246,031

Stock based compensation	—	—	2,215	—	—	2,215
Parent capital contribution	—	—	3	—	—	3
Distribution to parent	—	—	(188)	—	—	(188)
Adoption of FIN 48	—	—	—	—	(348)	(348)
Other comprehensive loss, net of tax	—	—	—	(3,350)	—	(3,350)	(3,350)
Net loss	—	—	—	—	(7,235)	(7,235)	(7,235)

Comprehensive loss	—	—	—	—	—	—	$(10,585)

Balance at September 30, 2008	100	—	256,648	(5,781)	(13,739)	237,128

Other comprehensive loss, net of tax	—	—	—	(1,334)	—	(1,334)	(1,334)
Stock based compensation	—	—	1,306	—	—	1,306
Parent capital contribution	—	—	452	—	—	452
Distribution to parent	—	—	(8,368)	—	—	(8,368)
Net loss	—	—	—	—	(5,456)	(5,456)	(5,456)

Comprehensive loss	—	—	—	—	—	—	$(6,790)

Balance at September 30, 2009	100	$—	$250,038	$(7,115)	$(19,195)	$223,728

Other comprehensive income, net of tax	—	—	—	7,690	—	7,690	7,690
Stock based compensation	—	—	677	—	—	677
Distribution to parent	—	—	(95)	—	—	(95)
Net loss	—	—	—	—	(6,867)	(6,867)	(6,867)

Comprehensive income	—	—	—	—	—	—	$823

Balance at September 30, 2010	100	$—	$250,620	$575	$(26,062)	$225,133

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2010	2009	2008
	(Amounts in thousands)

Operating activities
Net loss	$(6,867)	$(5,456)	$(7,235)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable allowances	12,458	11,712	9,526
Depreciation and amortization of property and equipment	23,172	24,233	19,311
Amortization of other intangible assets	34,903	33,667	32,315
Amortization of deferred financing costs	3,190	3,266	3,388
Accretion of investment in related party debt securities	(963)	(601)	—
Stock based compensation	677	1,306	2,215
Deferred taxes	(13,876)	415	(4,673)
Loss on disposal of assets	563	945	746
Change in the fair value of contingent consideration	1,424	—	—
Non-cash impairment charge	6,549	3,012	2,195
Non-cash interest income from related party	(958)	(601)	—
Changes in operating assets and liabilities:
Accounts receivable	(16,004)	(14,318)	(6,406)
Other assets	1,478	5,722	(5,508)
Accounts payable	6,096	(1,257)	(1,934)
Accrued payroll and related costs	8,671	(2,040)	3,661
Other accrued liabilities	9,351	(4,196)	5,549
Other long-term liabilities	1,704	2,603	1,905

Net cash provided by operating activities	71,568	58,412	55,055
Investing activities
Cash paid for acquisitions, net of cash received	(49,337)	(33,638)	(14,895)
Purchases of property and equipment	(20,873)	(27,398)	(26,105)
Purchases of related party debt securities	—	(6,555)	—
Changes in restricted cash	4,146	542	(1,462)
Cash proceeds from sale of assets	595	1,226	1,636
Cash proceeds from sale of businesses	623	4,055	340

Net cash used in investing activities	(64,846)	(61,768)	(40,486)
Financing activities
Repayments of long-term debt	(3,712)	(3,736)	(3,957)
Repayments of capital lease obligations	(117)	(208)	(273)
Dividend to parent	(95)	(8,368)	(188)
Parent capital contribution	—	452	3
Payments of deferred financing costs	—	(42)	(619)

Net cash used in provided by financing activities	(3,924)	(11,902)	(5,034)
Net increase (decrease) in cash and cash equivalents	2,798	(15,258)	9,535
Cash and cash equivalents at beginning of period	23,650	38,908	29,373

Cash and cash equivalents at end of period	$26,448	$23,650	$38,908

Supplemental disclosure of cash flow information
Cash paid for interest	$43,289	$44,933	$45,702
Cash paid for income taxes	$1,482	$832	$153
Supplemental disclosure of non-cash investing activities:
Contingent consideration	$1,617	$—	$—
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$37	$—	$1,805

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements
September 30, 2010

1.	Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has grown to provide services to approximately 23,600 clients in 36 states.

The Company designs customized service plans to meet the unique needs of its clients, which we deliver in home- and community-based settings. Most of the Company’s service plans involve residential support, typically in small group homes, host home settings, or specialized community facilities, designed to improve the clients’ quality of life and to promote their independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. The Company’s customized service plans offer its clients as well as the payors of these services, an attractive, cost-effective alternative to health and human services provided in large, institutional settings.

2.	Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Restricted Cash

Restricted cash consists of funds provided from government payors restricted for client use. Restricted cash in the prior year also included cash related to certain insurance coverage provided by the Company’s captive insurance subsidiary which was dissolved in fiscal 2010.

Financial Instruments

Financial instruments include cash, accounts receivables and accounts payable. The carrying value of these instruments approximate their fair values.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Concentrations of Credit and Other Risks

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States. The Company derives approximately 90% of its revenue from state and local government payors. These entities fund a significant portion of their payments to the Company through federal matching funds, which pass through various state and local government agencies.

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. Accounts are currently guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand. The Company has not experienced any losses in such accounts.

The Company is also exposed to credit risk in the event of non-performance by the counterparty on the available-for-sale debt security.

Revenue Recognition

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services the Company provides. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in the payment trends. Revenue is recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is reasonably assured.

The Company recognizes revenue for services performed pursuant to contracts with various state and local government agencies and private health care agencies as follows: cost-reimbursement contract revenue is recognized at the time the service costs are incurred and units-of-service contract revenue is recognized at the time the service is provided. For the Company’s cost-reimbursement contracts, the rate provided by the payor is based on a certain level of service and types of costs incurred in delivering the service. From time to time, the Company receives payments under cost-reimbursement contracts in excess of the allowable costs required to support those payments. In such instances, the Company estimates and records a liability for such excess payments. At the end of the contract period, any balance of excess payments is maintained as a liability until it is reimbursed to the payor. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be enacted in states where the Company operates or by the federal government.

Cost of Revenue

The Company classifies expenses directly related to providing services as cost of revenue, except for depreciation and amortization related to cost of revenue, which are shown separately in the consolidated statements of operations. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to independently contracted host-home caregivers (“Mentors”), residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food and medicine and transportation costs for clients requiring services.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation using straight-line methods over the estimated useful lives of the related assets. Estimated useful lives for buildings are 30 years. The useful lives of computer hardware and software are three years, the useful lives for furniture and equipment range from three to five years and the useful lives for vehicles are five years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining lease term or seven years. Capital lease assets are depreciated over the lesser of the lease term or the useful life of the asset. Expenditures for maintenance and repairs are charged to operating expenses as incurred.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Accounts Receivable

Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers and commercial insurance companies. An estimated allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue as a contractual allowance in the statements of operations in the period of the change in estimate.

Goodwill and Indefinite-lived Intangible Assets

The Company reviews costs of purchased businesses in excess of the fair value of net assets acquired (goodwill), and indefinite-life intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company conducts its annual impairment test for both goodwill and indefinite-life intangible assets on July 1 of each year.

The Company is required to test goodwill on a reporting unit basis, which is the same level as the Company’s operating segments. The Company performs a two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge. Fair values are established using discounted cash flow and comparative market multiple methods.

The impairment test for indefinite-life intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-life intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are established using the Relief from Royalty Method.

The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of the Company’s goodwill and indefinite-life intangible assets. If updated estimates indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge is recorded in the statements of operations in the period of the change in estimate.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

amounts based on the classification of the related assets and liabilities for financial reporting purposes and netted by jurisdiction. Valuation allowances on deferred tax assets are estimated based on the Company’s assessment of the realizability of such amounts.

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

Derivative Financial Instruments

The Company reports derivative financial instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholder’s equity as other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on the Company’s debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statements of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to other comprehensive income (loss) as a change to shareholder’s equity, net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in the Company’s consolidated balance sheets.

Available-for-Sale Securities

The Company’s investments in related party marketable debt securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each reporting period. Unrealized gains and losses arising from such valuation are reported, net of applicable income taxes, in accumulated other comprehensive income (loss).

Stock-Based Compensation

NMH Investment, LLC (“NMH Investment”), the Company’s indirect parent, adopted an equity-based compensation plan, and issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units pursuant to such plan. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management values the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the Company’s financial performance, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The Class B units vest over a four-year service period and Class E units vest over a five-year service period. The Class C and Class D

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

units vest over a three-year period based on service and on certain performance and/or investment return conditions being met or achieved. The estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service/performance periods of the awards.

Accruals for Self-Insurance

The Company maintains employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers’ compensation, automobile and professional and general liability programs are based on analyses performed internally by management and may take into account reports by independent third parties. Accruals relating to prior periods are periodically re-evaluated and increased or decreased based on new information. Changes in estimates are charged or credited to the statements of operations in a period subsequent to the change in estimate.

Legal Contingencies

The Company is regularly involved in litigation and regulatory proceedings in the operation of its business. The Company reserves for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While the Company believes its provision for legal contingencies is adequate, the outcome of its legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that differ from the Company’s estimates. In addition, legal contingencies could have a material adverse impact on the Company’s results of operations in any given future reporting period.

Reclassifications

All fiscal years presented reflect the classification of REM Health’s, REM Maryland’s and REM Colorado’s (defined below) financial results as discontinued operations.

3.	Recent Accounting Pronouncements

Business Combinations — On October 1, 2009, the Company implemented new accounting guidance relating to business combinations, which expands the definition of a business combination and changes the manner in which the Company accounts for business combinations. Significant changes include the recognition of certain acquired contingent assets and liabilities at fair value, the expensing of acquisition-related restructuring actions and transaction costs, the recognition of contingent purchase price consideration at fair value on the acquisition date and the recognition of post-acquisition changes in deferred tax asset valuation allowances and acquired income tax uncertainties in income tax expense or benefit. As a result of adopting this guidance, the Company recorded an additional $1.4 million to the contingent consideration obligation in fiscal 2010 and expensed $1.1 million in acquisition costs.

Presentation of Insurance Claims and Related Insurance Recoveries — In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The adoption of ASU 2010-24 is effective for the Company beginning October 1, 2011. With its adoption, the Company’s accounting for insurance recoveries and related claim liability will change on a prospective basis on the date of adoption.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	Comprehensive Income (Loss)

The components of comprehensive income (loss) and related tax effects are as follows:

	Year Ended September 30,
	2010	2009	2008
	(In thousands)

Net loss	$(6,867)	$(5,456)	$(7,235)
Changes in unrealized gains (losses) on derivatives, net of taxes of $5,030, $(1,105) and $(2,274)	7,408	(1,628)	(3,350)
Changes in unrealized gain on available-for-sale debt securities, net of taxes of $191, $200 and $0	282	294	—

Comprehensive income (loss)	$823	$(6,790)	$(10,585)

5.	Business Combinations

The operating results of the businesses acquired during fiscal 2010, 2009 and 2008 were included in the consolidated statements of operations from the date of acquisition. The Company accounted for the acquisitions under the purchase method of accounting and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill.

Fiscal 2010 Acquisitions

During fiscal 2010, the Company acquired seven companies complimentary to its business for total fair value consideration of $52.1 million, including $3.0 million of contingent consideration:

Springbrook On January 15, 2010, the Company acquired the assets of Springbrook, Inc. and an affiliate (together, “Springbrook”) for total fair value consideration of $9.3 million, subject to increase based on an earn-out. Springbrook operates in Arizona and Oregon and provides residential and mental health services to individuals with developmental disabilities and behavioral issues. The earn-out provided that an additional $3.5 million in cash could be paid based upon the purchased entity’s achieving certain earnings targets (the “earn-out”). The fair value of the earn-out on the date of acquisition was $1.6 million which was initially accrued for as contingent consideration. During fiscal 2010, the Company recorded an additional $1.4 million to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of Springbrook. The increase in contingent consideration is included in general and administrative expenses in the consolidated statements of operations.

As a result of the Springbrook acquisition, the Company recorded $1.4 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The acquired intangible assets also included $5.2 million of agency contracts with a weighted average useful life of eleven years, $0.7 million of licenses and permits with a weighted average useful life of ten years and $0.1 million of non-compete/non-solicit with a weighted average useful life of five years.

Villages The Company acquired the assets of two California facilities (together, “Villages”), on January 29, 2010 and on February 11, 2010, engaged in neurorehabilitation services for total cash of $7.0 million. As a result of these acquisitions, the Company recorded $3.2 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The acquired intangible assets included $3.5 million of agency contracts with a weighted average useful life of eleven years and $0.3 million of licenses and permits with a weighted average useful life of ten years.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

NeuroRestorative On February 22, 2010, in a purchase of stock and assets, the Company acquired a provider of neurobehavioral and supported living programs (“NeuroRestorative”) for total cash of $16.8 million. NeuroRestorative has operations in Arkansas, Louisiana, Oklahoma and Texas and serves individuals who have sustained a traumatic brain injury. As a result of the NeuroRestorative acquisition, the Company recorded $6.5 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, none of which is expected to be deductible for tax purposes. The acquired intangible assets included $11.4 million of agency contracts with a weighted average useful life of eleven years, $1.4 million of licenses and permits with a weighted average useful life of ten years, $0.4 million of trade name with a weighted average useful life of eleven years and $0.3 million of non-compete/non-solicit arrangements with a weighted average useful life of five years.

Anchor Inne On June 30, 2010, the Company acquired the assets of Anchor Inne, Inc. (“Anchor Inne”) for total cash of $3.4 million. Anchor Inne has operations in Pennsylvania and serves individuals who have sustained a traumatic brain injury. As a result of the Anchor Inne acquisition, the Company recorded $1.3 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The acquired intangible assets included $1.9 million of agency contracts with a weighted average useful life of eleven years and $0.2 million of licenses and permits with a weighted average useful life of ten years.

Woodhill Homes On September 15, 2010, the Company acquired the assets of Woodhill Homes, Inc. (“Woodhill”) for total cash of $3.5 million. Woodhill operates group homes serving I/DD residents in Minnesota. As a result of the Woodhill acquisition, the Company recorded $1.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The acquired intangible assets included $2.0 million of agency contracts with a weighted average useful life of eleven years and $0.1 million of licenses and permits with a weighted average useful life of ten years.

PLUS On September 24, 2010, the Company acquired the stock of Progressive Living Units Systems-New Jersey, Inc (“PLUS”) for total cash of $12.1 million. PLUS has operations in New Jersey and Pennsylvania and provides supported and independent living services to individuals who have sustained a traumatic brain injury. As a result of the PLUS acquisition, the Company recorded $5.3 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, none of which is expected to be deductible for tax purposes. The acquired intangible assets included $7.6 million of agency contracts with a weighted average useful life of ten years and $2.7 million of licenses and permits with a weighted average useful life of ten years.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

	Springbrook	Villages	Neuro	Anchor Inne	Woodhill	PLUS	TOTAL

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	258	—	2,480	—	—	653	3,391
Other assets, current and long term	32	—	762	12	—	105	911
Identifiable intangible assets	5,974	3,827	13,492	2,072	2,133	10,253	37,751
Property and equipment	171	20	293	55	43	402	984
Accounts payable and accrued expenses	(1,624)	—	(1,038)	—	—	(451)	(3,113)
Deferred tax liabilities	—	—	(5,746)	—	—	(4,146)	(9,892)

Total identifiable net assets	4,811	3,847	10,243	2,139	2,176	6,816	30,032
Goodwill	1,449	3,195	6,537	1,299	1,324	5,267	19,071

	$6,260	$7,042	$16,780	$3,438	$3,500	$12,083	$49,103

Fiscal 2009 Acquisitions

During fiscal 2009, the Company acquired four companies for total cash of $22.9 million, as described below:

Institute for Family Centered Services, Inc. On June 1, 2009, the Company acquired the stock of Institute for Family Centered Services, Inc. (“IFCS”) for total cash of $11.5 million. In addition, during fiscal 2010, the Company accrued an additional $3.3 million of expected earn-out. IFCS provides home and community-based mental health services to children and adults utilizing a Family Centered Treatment model (“FCT Model”) which focuses treatment on the individual within his or her immediate family environment. IFCS operates in Florida, Maryland, North Carolina and Virginia. As a result of the IFCS acquisition and the accrued earn-out, the Company recorded $4.4 million of aggregate goodwill in the Human Services segment, none of which is expected to be deductible for tax purposes. The acquired intangible assets included $6.7 million of agency contracts with a weighted average life of eleven years, $0.2 million of licenses and permits with a weighted average life of ten years, $0.4 million of a trade name with a weighted average useful life of eight years and $0.9 million of intellectual property with a weighed average useful life of seven years.

Lakeview Healthcare Systems, Inc On August 1, 2009, the Company acquired the stock of Lakeview Healthcare Systems, Inc. (“Lakeview”) for total cash of $10.4 million. Lakeview operates in New Hampshire, Maine, Rhode Island, Virginia and Wisconsin and is a provider of neurobehavioral and supported living programs serving individuals who have sustained a traumatic brain injury. As a result of the Lakeview acquisition, the Company recorded $5.6 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, none of which is expected to be deductible for tax purposes. The acquired intangible assets included $6.5 million of agency contracts with a weighed average useful life of twelve years, $0.8 million of licenses and permits with a weighed average useful life of ten years and $0.2 million of non-compete/non-solicit with a weighed average useful life of five years.

In addition to IFCS and Lakeview, the Company acquired two companies engaged in behavioral health and human services for total consideration of $1.1 million. As a result of these acquisitions, the Company recorded $0.4 million of goodwill and $0.6 million of intangible assets.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed for IFCS and Lakeview at the date of the acquisition:

	IFCS	Lakeview	TOTAL
	(In thousands)

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	2,508	588	3,096
Other assets, current and long term	239	722	961
Identifiable intangible assets	8,187	7,543	15,730
Property and equipment	810	246	1,056
Accounts payable and accrued expenses	(4,708)	(589)	(5,297)
Deferred tax liabilities	—	(3,724)	(3,724)

Total identifiable net assets	7,036	4,786	11,822
Goodwill	4,444	5,582	10,026

	$11,480	$10,368	$21,848

Fiscal 2008 Acquisitions

Transitional Services, Inc. On July 31, 2008, the Company acquired Transitional Services, Inc. (“TSI”) for total cash of $9.3 million. TSI provides residential services to individuals with intellectual and/or developmental disabilities in central and southern Indiana. As a result of the TSI acquisition, the Company recorded $2.0 million of goodwill in the Human Services segment, all of which is expected to be deductible for tax purposes. The acquired intangible assets included $6.5 million of agency contracts with a weighted average life of nine years, $0.2 million of licenses and permits with a weighted average useful life of ten years and $0.2 million of trade name with a weighted average life of seven years.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

TSI
(In thousands)

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	940
Other assets, current and long term	21
Identifiable intangible assets	6,902
Property and equipment	62
Accounts payable and accrued expenses	(635)

Total identifiable net assets	7,290
Goodwill	1,963

$9,253

Pro forma Results of Operations

The unaudited pro forma results of operations provided below for fiscal 2010 is presented as though the acquisitions had occurred at the beginning of the period presented. The pro forma information presented below

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The Company has determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

Year Ended
September 30, 2010
(In thousands)

Net revenue	$1,048,117
Income from operations	$47,771

6.	Discontinued Operations

REM Colorado

During fiscal 2010, the Company closed its business operations in the state of Colorado (“REM Colorado”) and recognized a pre-tax loss of $3.0 million for fiscal 2010. REM Colorado was included in the Human Services Segment and the results of operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for fiscal 2010 included a $2.5 million impairment charge.

REM Maryland

Also during fiscal 2010, the Company closed certain business operations in the state of Maryland (“REM Maryland”) and recognized a pre-tax loss of $5.1 million for fiscal 2010. REM Maryland was included in the Human Services Segment and the results of operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for fiscal 2010 included a $4.2 million impairment charge. At September 30, 2010, there was $1.8 million of property and equipment held for sale which is immaterial to the Company and, as a result, is not reported separately as assets held for sale in the Company’s financial statements.

REM Health

During fiscal 2009, the Company sold REM Health, Inc., REM Health of Wisconsin, Inc., and REM Health of Iowa, Inc. (together, “REM Health”) and recognized a pre-tax loss of $2.5 million. REM Health was included in the Human Services segment and the results of operations were reported separately as discontinued operations for all periods presented. All assets and liabilities related to REM Health were disposed of as of September 30, 2009.

The net revenue and loss before taxes for REM Colorado, REM Maryland and REM Health included in discontinued operations are summarized as follows at September 30:

	2010	2009	2008
	(In thousands)

Net revenue	$3,859	$25,062	$33,098
Loss before taxes	(8,049)	(2,649)	(153)

Other

During fiscal 2009, the Company sold its business operations in the state of Utah (“REM Utah”) and recognized a pre-tax loss from discontinued operations of $1.4 million. REM Utah was included in the Human Services segment.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

During fiscal 2008, the Company sold the business it had operated under the name of Integrity Home Health Care (“Integrity”) and its business operation in the state of Oklahoma (“Oklahoma Mentor”) and recognized a pre-tax loss from discontinued operations of $2.1 million. Both Integrity and Oklahoma Mentor were included in the Human Services segment.

REM Utah’s, Integrity’s and Oklahoma Mentor’s results of operations were immaterial both individually and in the aggregate to the Company and, as a result, were not reported separately as discontinued operations.

7.	Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the years ended September 30, 2010 and 2009 are as follows:

		Post Acute
		Specialty
	Human	Rehabilitation
	Services	Services	Total
	(In thousands)

Balance as of September 30, 2008	$161,775	$37,617	$199,392

Goodwill acquired through acquisitions	1,295	4,698	5,993
Goodwill written off related to disposal of businesses	(1,251)	—	(1,251)
Adjustments to goodwill, net	2,211	354	2,565

Balance as of September 30, 2009	164,030	42,669	206,699

Goodwill acquired through acquisitions	2,788	16,283	19,071
Goodwill written off related to disposal of businesses	(435)	—	(435)
Adjustments to goodwill, net	3,502	920	4,422

Balance as of September 30, 2010	$169,885	$59,872	$229,757

The adjustments to goodwill in fiscal 2010 primarily included an adjustment of $3.3 million related to the earn-out payment associated with the IFCS acquisition. The remaining adjustments relate to the finalization of the purchase price for acquisitions during the measurement period.

The Company tests goodwill and indefinite-life intangible assets at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill and indefinite-life intangible assets on July 1 of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of these assets.

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of July 1, 2010, its annual impairment date, and concluded based on the first step of the process that there was no goodwill impairment.

The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including revenue growth, tax rates, capital spending, discount rate and working capital changes.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Cash flow forecasts are based on business unit operating plans and historical relationships. The income approach is sensitive to changes in long-term terminal growth rates and the discount rate. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company.

In fiscal 2010, the long-term terminal growth rates for the Company’s reporting units ranged from 1.0% to 9.0%. The range for the discount rates for the reporting units was 9.0% to 11.0%. Keeping all other variables constant, a 5% to 10% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

The Company has consistently employed the Relief from Royalty model to estimate the current fair value when testing for impairment of indefinite-life intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of a indefinite-life intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized.

In addition, the Company evaluates the remaining useful life of its indefinite-life intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of indefinite-life intangible assets are no longer indefinite, the assets will be tested for impairment.

The Company performed its annual impairment testing as of July 1, 2010, its annual impairment date, and concluded that there was no impairment of indefinite-life intangible assets.

Intangible Assets

Intangible assets consist of the following as of September 30, 2010:

	Weighted	Gross
	Average	Carrying	Accumulated	Intangible
Description	Remaining Life	Value	Amortization	Assets, Net
	(In thousands)

Agency contracts	12 years	$465,679	$113,418	$352,261
Non-compete/non-solicit	3 years	1,044	403	641
Relationship with contracted caregivers	5 years	12,804	5,977	6,827
Trade names	6 years	4,039	1,463	2,576
Trade names	Indefinite life	47,700	—	47,700
Licenses and permits	6 years	42,713	15,693	27,020
Intellectual property	6 years	904	172	732

		$574,883	$137,126	$437,757

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets consist of the following as of September 30, 2009:

	Weighted	Gross
	Average	Carrying	Accumulated	Intangible
Description	Remaining Life	Value	Amortization	Assets, Net
	(In thousands)

Agency contracts	13 years	$439,793	$86,067	$353,726
Non-compete/non-solicit	4 years	618	227	391
Relationship with contracted caregivers	6 years	12,886	4,611	8,275
Trade names	7 years	3,637	1,058	2,579
Trade names	Indefinite life	47,700	—	47,700
Licenses and permits	7 years	38,994	12,324	26,670
Intellectual property	7 years	904	43	861

		$544,532	$104,330	$440,202

Amortization expense for fiscal 2010, 2009 and 2008 was $34.6 million, $33.0 million and $31.7 million, respectively. The weighted average remaining life of amortizable intangible assets is approximately eleven and twelve years for fiscal 2010 and 2009, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year Ending
September 30,	(In thousands)

2011	$36,906
2012	36,583
2013	36,497
2014	35,806
2015	33,976
Thereafter	210,289

$390,057

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

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

8.	Property and Equipment, net

Property and equipment, net consists of the following at September 30:

	2010	2009
	(In thousands)

Buildings and land	$114,926	$112,871
Vehicles	32,263	28,364
Furniture and fixtures	9,011	9,195
Computer hardware	19,827	18,930
Leasehold improvements	15,012	11,665
Office and telecommunication equipment	6,601	5,597
Construction in progress	178	22

	197,818	186,644
Less accumulated depreciation and amortization	(55,706)	(40,768)

Property and equipment, net	$142,112	$145,876

Depreciation expense for fiscal 2010, 2009 and 2008 was $23.0 million, $23.8 million and $18.9 million, respectively.

During fiscal 2009, the Company identified errors relating to the amounts it recorded for furniture and fixtures and client home furnishings arising from disposals in prior years. As a result, an adjustment to reduce Property and equipment, net by $1.8 million was recorded in the accompanying consolidated balance sheet with a corresponding increase to depreciation expense. The adjustment was from disposals of furniture and fixtures and client home furnishings that the Company believed related to a period or periods prior to 2009. Since the specific period to which this adjustment related cannot be identified with certainty, the adjustment was recorded in fiscal 2009.

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

9.	Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30:

	2010	2009
	(In thousands)

Prepaid insurance	$7,103	$7,839
Other	7,598	9,029

Prepaid expenses and other current assets	$14,701	$16,868

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Other Accrued Liabilities

Other accrued liabilities consist of the following at September 30:

	2010	2009
	(In thousands)

Accrued swap valuation liability	$—	$12,439
Due to third party payors	5,547	6,563
Accrued insurance	6,238	6,522
Income taxes payable	9,420	1,438
Contingent consideration	6,353	—
Other	20,749	18,038

Other accrued liabilities	$48,307	$45,000

10.	Long-term Debt

The Company’s long-term debt consists of the following at September 30:

	2010	2009
	(In thousands)

Senior term B loan, principal and interest due in quarterly installments through June 29, 2013	$320,763	$324,113
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25)%	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through June 29, 2012; variable interest rate (4.75% at September 30, 2010 and September 30, 2009)	3,703	4,065

	504,466	508,178
Less current portion	3,667	7,415

Long-term debt	$500,799	$500,763

Senior secured credit facilities

The Company’s senior secured credit facility consists of a $335.0 million seven-year senior secured term B loan facility (the “term B loan”), a $125.0 million six-year senior secured revolving credit facility (the “senior revolver”) and a $20.0 million six-year senior secured synthetic letter of credit facility (together, the “senior secured credit facilities”).

The senior secured credit facilities and the term loan mortgage have priority in right of payment over all of the Company’s other long-term debt. The senior secured credit facilities are guaranteed by the Company’s subsidiaries and are secured by substantially all of the Company’s assets.

Total cash paid for interest on the Company’s debt amounted to $43.3 million, $44.9 million and $45.7 million for fiscal 2010, 2009 and 2008, respectively.

Term B loan

The $335.0 million term B loan amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

the prepayment of a portion of the outstanding term loan amounts at any year-end equal to an amount ranging from 0-50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The variable interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company’s option. At September 30, 2010, the variable interest rate on the term B loan was 2.29%.

The Company was previously a party to interest rate swap agreements in order to reduce the interest rate exposure on the term B loan, but these agreements have now expired. The fair value of the swap agreements, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $12.4 million at September 30, 2009. The fair value was recorded in current liabilities and was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves.

The Company accounted for these interest rate swaps as cash flow hedges. The effectiveness of the hedge relationships was assessed on a quarterly basis during the term of the hedge by comparing whether the critical terms of the hedge continue to match the terms of the debt. Under this approach, the Company exactly matched the terms of the interest rate swap to the terms of the underlying debt and, therefore, assumed 100% hedge effectiveness. The entire change in fair market value was recorded in shareholder’s equity, net of tax, on the consolidated balance sheets as accumulated other comprehensive income (loss).

Senior revolver and synthetic letter of credit facility

The Company had no borrowings and $115.1 million of availability under the $125.0 million senior revolver as of September 30, 2010. The Company had $29.9 million in standby letters of credit outstanding as of September 30, 2010 related to the Company’s workers’ compensation insurance coverage. Of these letters of credit, $20.0 million was issued under the Company’s synthetic letter of credit facility, and $9.9 million was issued under the Company’s $125.0 million senior revolver. Letters of credit in excess of the $20.0 million synthetic letter of credit facility reduce availability under the Company’s senior revolver. The interest rates for any senior revolver borrowings are equal to either LIBOR plus 2.00% or Prime plus 1.00%, at the Company’s option, and subject to reduction depending on the Company’s leverage ratio.

Senior subordinated notes

The Company issued $180.0 million of 11.25% senior subordinated notes due 2014 (the “senior subordinated notes”) in connection with the merger of NMH MergerSub, Inc., a wholly-owned subsidiary of NMH Investment, LLC (“NMH Investment”), with and into the Company, with the Company as the surviving corporation, on June 29, 2006 (the “Merger”). The senior subordinated notes are guaranteed by the Company’s subsidiaries other than non-profit subsidiaries.

Term loan mortgage

In January 2010, the Company entered into an agreement to extend the term of its mortgage facility through June 29, 2012, the maturity date of the senior credit agreement. As a result of this extension, the majority of the term loan mortgage balance has been classified as long-term debt. The term loan mortgage is secured by certain buildings and land of the Company.

Annual maturities

Annual maturities of the Company’s long-term debt for the years ended September 30 are as follows.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amounts due at any year end may increase as a result of the provision in the senior credit agreement that requires a prepayment of a portion of the outstanding term loan amounts if the Company generates certain levels of cash flow.

(In thousands)

2011	$3,667
2012	6,736
2013	314,063
2014	180,000

Total	$504,466

Covenants

The senior credit agreement and the indenture governing the senior subordinated notes contain negative financial and non-financial covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business and pay dividends.

The Company is restricted from paying dividends to NMH Holdings, LLC (“Parent”) in excess of $15 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes, and certain other expenses.

11.	Shareholder’s Equity

Common Stock

All of the outstanding shares of common stock are held by Parent. The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share.

Dividend to Parent

NMH Holdings, Inc. (“NMH Holdings”) is a wholly owned subsidiary of NMH Investment. Parent is a wholly owned subsidiary of NMH Holdings and Parent is the sole stockholder of the Company.

During fiscal 2009, the Company paid a $7.0 million dividend to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase $13.9 million in aggregate principal amount of the NMH Holdings senior floating rate toggle notes due 2014 (the “NMH Holdings notes”).

Also, during fiscal 2009, the Company paid a dividend of $1.05 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.05 million to NMH Investment. NMH Investment used the proceeds of the dividend to make a contribution to its wholly owned subsidiary ESB Holdings, LLC, which is an affiliate of the Company. ESB Holdings, in turn, used the proceeds to reimburse the Company for certain expenses the Company had incurred on its behalf in connection with exploring a strategic initiative.

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

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its subsidiaries. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of $4.6 million, $3.8 million and $4.3 million, for fiscal 2010, 2009 and 2008, respectively.

The Company has the following two deferred compensation plans:

The National Mentor Holdings, LLC Executive Deferred Compensation Plan

The National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for senior management, in which the Company contributes to the executive’s account a percentage of the executive’s base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.3 million, $0.1 million and $0.3 million for fiscal 2010, 2009 and 2008, respectively. The unfunded accrued liability was $1.8 million and $1.5 million as of September 30, 2010 and 2009, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.

The National Mentor Holdings, LLC Executive Deferral Plan

The National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $0.8 million, $0.9 million and $1.0 million for fiscal 2010, 2009 and 2008, respectively. The accrued liability related to this plan was $3.6 million and $2.9 million as of September 30, 2010 and 2009, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.

In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company purchased Company Owned Life Insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. The cash surrender value of the COLI policies was $3.1 million and $2.5 million as of September 30, 2010 and 2009, respectively, and was included in other assets on the Company’s consolidated balance sheets.

13.	Related Party Transactions

Management Agreements

On June 29, 2006, the Company entered into a management agreement with Vestar Capital Partners V, L.P. (“Vestar”) relating to certain advisory and consulting services for an annual management fee equal to the greater of (i) $850 thousand or (ii) an amount equal to 1.0% of the Company’s consolidated earnings before interest, taxes, depreciation, amortization and management fee for each fiscal year determined as set forth in the new senior credit agreement.

As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. For fiscal 2010, 2009 and 2008, the Company expensed $1.2 million, $1.1 million and $1.3 million, respectively, of management fees and expenses under such agreement.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Consulting Agreement

During fiscal 2010, the Company engaged Alvarez & Marsal Healthcare Industry Group to provide certain transaction advisory and other services. The Company’s director, Guy Sansone, is a Managing Director at Alvarez & Marsal and the head of its Healthcare Industry Group. The engagement resulted in aggregate fees of $0.4 for fiscal 2010 and was approved by the Company’s Audit Committee. Mr. Sansone is not a member of our Audit Committee and was not personally involved in the engagement.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of California, Nevada and Arkansas, which have various expiration dates extending out as far as May 2016. In connection with the acquisition of NeuroRestorative in the second quarter of fiscal 2010, the Company entered into a lease of a treatment facility in Arkansas with a former shareholder and executive who is providing consulting services. The lease is an operating lease with an initial ten-year term, and the total expected minimum lease commitment is $7.0 million.

Related party lease expense was $3.9 million, $2.6 million and $2.4 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Investment in Related Party Debt Securities

During fiscal 2009, the Company purchased $11.5 million in aggregate principal amount of the NMH Holdings notes issued by NMH Holdings, for $6.6 million. The security was and continues to be classified as an available-for-sale debt security and recorded on the Company’s consolidated balance sheets as Investment in related party debt securities. Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes (“PIK Interest”) or (c) 50% in cash and 50% in PIK Interest.

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

NMH Holdings has paid all of the interest payments to date on the NMH Holdings notes entirely in PIK Interest which has increased the principal amount by $59.2 million since they were issued. The Company recorded interest income related to the NMH Holdings notes of $1.9 million and $1.2 million for fiscal 2010 and fiscal 2009, respectively. This interest income is recorded under Interest income from related party in the consolidated statements of operations and includes PIK Interest as well as the accretion of the purchase discount on the securities. Total PIK Interest included in the balance of available-for-sale debt security totaled $1.5 million as of September 30, 2010.

As of September 30, 2010, the Company’s investment in related-party debt securities had a carrying value of $9.6 million, and an approximate fair value of $10.6 million which is reflected on the Company’s consolidated balance sheets as Investment in related party debt securities. As a result, the Company has recorded $1.0 million of unrealized holding gain in accumulated other comprehensive income (loss), $0.5 million of which was recorded during fiscal 2010. The debt security is scheduled to mature on June 15, 2014, but actual maturities may differ from the contractual or expected maturities since borrowers have the right to prepay obligations with or without prepayment penalties.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company evaluates available-for-sale securities for other-than-temporary impairment at least quarterly. If the fair value of a security is less than its cost, an other-than-temporary impairment is required to be recognized if either of the following criteria is met: (1) if the Company intends to sell the security; or (2) if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. There were no securities impaired on an other than temporary basis at September 30, 2010.

Dividend to Parent

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. During fiscal 2009, the Company paid a $7.0 million dividend to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase $13.9 million in aggregate principal amount of the NMH Holdings notes.

During fiscal 2009, the Company paid a dividend of $1.05 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.05 million to NMH Investment. NMH Investment used the proceeds of the dividend to make a contribution to its wholly owned subsidiary ESB Holdings, LLC, which is an affiliate of the Company. ESB Holdings, in turn, used the proceeds to reimburse the Company for certain expenses the Company had incurred on its behalf in connection with exploring a strategic initiative.

14.	Fair Value Measurements

The Company measures and reports its financial assets and liabilities on the basis of fair value. The Company began measuring its non-financial assets and liabilities at fair value effective the first quarter of fiscal 2010. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Assets and liabilities recorded at fair value at September 30, 2010 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands):

Cash equivalents	$15,500	$15,500	$—	$—
Investment in related party debt securities	$10,599	$—	$10,599	$—
Contingent consideration	$(3,041)	$—	$—	$(3,041)

Assets and liabilities recorded at fair value on a recurring basis at September 30, 2009 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands):

Cash equivalents	$17,000	$17,000	$—	$—
Interest rate swap agreements	$(12,439)	$—	$(12,439)	$—
Investment in related party debt securities	$8,210	$—	$8,210	$—

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

Contingent consideration.  The fair value of the earn-out associated with the fiscal 2010 acquisitions was accrued for and classified as contingent consideration. The fair value was determined based on unobservable inputs, namely management’s estimate of expected performance based on current information.

The following table provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3). The fair value of the Springbrook earn-out on January 15, 2010, the date of acquisition, was $1.6 million. During fiscal 2010, the Company recorded an additional $1.4 million to the contingent consideration obligation.

Due to Seller

Balance at September 30, 2009	$—
Balance at January 15, 2010	(1,617)
Change in fair value of contingent consideration	(1,424)

Balance at September 30, 2010	$(3,041)

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

At September 30, 2010, the carrying values of cash, accounts receivable and accounts payable approximated fair value. The carrying value and fair value of the Company’s debt instruments are set forth below:

	September 30, 2010		September 30, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In thousands):

Senior subordinated notes	$180,000	$184,050	$180,000	$175,500

The Company estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available.

15.	Leases

Operating leases

The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2025. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense for fiscal 2010, 2009 and 2008 was $44.8 million, $40.3 million and $37.9 million, respectively.

In fiscal 1995, the Company entered into an initial five year operating lease agreement for its corporate office with a total expected minimum lease commitment of $2.4 million. The lease has been extended and amended through eleven amendments, and as of September 30, 2010, the Company had total expected minimum lease commitments of approximately $10.9 million over the lease term. The lease expires in 2017 and the Company has the option to extend the lease term. Total rent expense related to this lease was $1.4 million, $1.4 million and $1.1 million for fiscal 2010, 2009 and 2008, respectively.

Future minimum lease payments for noncancelable operating leases for the years ending September 30 are as follows:

(In thousands)

2011	$37,999
2012	29,897
2013	22,042
2014	17,701
2015	12,972
Thereafter	23,042

$143,653

Capital leases

The Company leases certain facilities and vehicles under various non-cancellable capital leases that expire at various dates through fiscal 2025. Assets acquired under capital leases with an original cost of $2.0 million and $2.1 million and related accumulated amortization of $0.5 million and $0.4 million are included in property and equipment, net for fiscal 2010 and 2009, respectively. Amortization expense for fiscal 2010, 2009 and 2008 was $0.2 million, $0.3 million and $0.3 million, respectively.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule of the future minimum lease payments under the capital leases together with the present value of net minimum lease payments at September 30:

(In thousands)

2011	$92
2012	74
2013	67
2014	74
2015	80
Thereafter	1,329

Total minimum lease payments	$1,716

Interest expense on capital leases during fiscal 2010, 2009 and 2008 was $0.2 million, $0.1 million and $0.1 million, respectively.

16.	Accruals for Self-Insurance and Other Commitments and Contingencies

The Company maintains insurance for employment practices liability, professional and general liability, workers’ compensation liability, automobile liability and health insurance liabilities that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured.

Until September 30, 2010, the Company insured professional and general liability through its captive insurance subsidiary amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate but as of October 1, 2010, the Company is self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. In connection with the Merger on June 29, 2006, subject to the $1.0 million per claim and up to $2.0 million in the aggregate retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods. For workers’ compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis.

During fiscal 2010, the Company’s wholly-owned subsidiary captive insurance company provided coverage for the Company’s self-insured portion of professional and general liability claims and its employment practices liability. The accounts of the captive insurance company are fully consolidated with those of the other operations of the Company in the accompanying consolidated financial statements. Effective September 30, 2010, the captive insurance subsidiary was dissolved and the Company is no longer self-insured through the captive subsidiary on the effective date.

The Company is in the health and human services business and, therefore, has been and continues to be subject to substantial claims alleging that the Company, its employees or its independently contracted host-home caregivers (“Mentors”) failed to provide proper care for a client. The Company is also subject to claims by its clients, its employees, its Mentors or community members against the Company for negligence, intentional misconduct or violation of applicable laws. Included in the Company’s recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company’s programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

The Company reserves for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While the Company believes the provision for legal contingencies is adequate, the outcome of the legal proceedings is difficult to predict and the Company may settle legal claims or be subject to judgments for amounts that differ from the Company’s estimates.

17.	Income Taxes

The benefit for income taxes consists of the following at September 30:

	2010	2009	2008
	(In thousands)

Current:
Federal	$7,917	$2,282	$730
State	2,676	1,525	1,285

Total current taxes payable (benefit)	10,593	3,807	2,015
Net deferred tax benefit	(11,194)	(5,221)	(2,148)

Income tax benefit	$(601)	$(1,414)	$(133)

The Company paid income taxes during fiscal 2010, 2009 and 2008 of $1.5 million, $0.8 million and $0.2 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

	2010	2009
	(In thousands)

Gross deferred tax assets:
Deferred compensation	$847	$711
Interest rate swap agreements	—	4,830
Accrued workers’ compensation	9,744	7,833
Net operating loss carryforwards	5,425	5,314
Allowance for bad debts	2,246	2,228
Other	2,608	2,387

	20,870	23,303
Valuation allowance	(5,356)	(5,160)

Deferred tax assets	15,514	18,143
Deferred tax liabilities:
Depreciation	(13,212)	(14,559)
Amortization of goodwill and intangible assets	(112,950)	(111,231)
Other accrued liabilities	(2,103)	(3,693)

Net deferred tax liabilities	$(112,751)	$(111,340)

The Company is required to record a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at September 30, 2010 and 2009 of $5.4 million and $5.2 million, respectively, was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance primarily related to certain state net operating loss carryforwards.

For federal purposes, the Company did not have any net operating loss carryforwards for fiscal 2010. For state purposes, the Company had $107.2 million of net operating loss carryforwards for fiscal 2010, which expire from 2011 through 2030 and $105.7 million of net operating loss carryforwards for fiscal 2009, which expire from 2010 through 2029.

The following is a reconciliation between the statutory and effective income tax rates at September 30:

	2010	2009	2008
	(In thousands)

Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	(11.6)	(12.4)	(14.4)
Nondeductible comp	(30.1)	(20.6)	(14.3)
Other nondeductible expenses	(8.7)	(3.9)	(6.6)
Credits	60.7	30.5	(1.0)
Unrecognized tax benefit	0.4	6.6	0
Other	(23.2)	(4.4)	3.5

Effective tax rate	22.5%	30.8%	2.2%

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

As of September 30, 2010 and September 30, 2009, there was $5.0 million in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of September 30, 2010 and September 30, 2009, the Company had accrued a total of $1.8 million and $1.4 million in interest and penalties, respectively, recorded under other accrued liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Balance at October 1, 2007	$5,054
Increase for tax positions related to prior years	311

Balance at September 30, 2008	$5,365
Reduction due to lapse of statute of limitation	(400)

Balance at September 30, 2009	$4,965
Reduction due to lapse of statute of limitation	(47)

Balance at September 30, 2010	$4,918

The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.

The Company files a federal consolidated return and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

September 30, 2003. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s income tax returns. In addition, the Company believes its accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter.

18.	Segment Information

The Company has two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services (“SRS”).

The Human Services segment delivers home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and/or medically complex challenges. Human Services is organized in a reporting structure composed of two operating segments which are aggregated into one reportable segment based on similarity of the economic characteristics and services provided.

The SRS segment delivers health care and community-based health and human services to individuals who have suffered acquired brain, spinal injuries and other catastrophic injuries and illnesses. This segment is organized in a reporting structure composed of two operating segments which are aggregated based on similarity of economic characteristics and services provided.

Activities classified as “Corporate” in the table below relate primarily to unallocated home office items.

The Company generally evaluates the performance of its operating segments based on income from operations. The following is a financial summary by reportable operating segment for the periods indicated.

		Post Acute
		Specialty
	Human	Rehabilitation
For the Year Ended September 30,	Services	Services	Corporate	Consolidated
	(In thousands)

2010
Net revenue	$885,095	$136,941	$—	$1,022,036
Income (loss) from operations	79,748	15,356	(51,493)	43,611
Total assets	807,031	155,115	53,739	1,015,885
Depreciation and amortization	43,538	9,366	4,729	57,633
Purchases of property and equipment	11,886	7,007	1,980	20,873
2009
Net revenue	$873,723	$96,495	$—	$970,218
Income (loss) from operations	73,661	12,805	(42,542)	43,924
Total assets	831,723	104,745	59,142	995,610
Depreciation and amortization	45,872	6,627	4,301	56,800
Purchases of property and equipment	12,966	8,505	5,927	27,398
2008
Net revenue	$843,875	$85,956	$—	$929,831
Income (loss) from operations	74,935	12,536	(42,989)	44,482
Depreciation and amortization	42,082	5,910	2,556	50,548
Purchases of property and equipment	17,366	4,008	4,731	26,105

During fiscal 2010, 2009 and 2008, approximately 16% of the Company’s revenue was generated from contracts with government agencies in the state of Minnesota, which is included in the Human Services segment.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

19.	Stock-Based Compensation

Under its equity-based compensation plan adopted in 2006, NMH Investment has issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. As of September 30, 2010, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units and 6,375 Class E Units authorized for issuance under the plan. These units derive their value from the value of the Company.

On June 4, 2010, NMH Investment amended the terms of the Class B and Class D Units. As a result of the amendment, the vesting period of the Class B Units was shortened from 61 months to 48 months. Assuming continued employment of the employee with the Company, 40 percent of the Class B Units vest at the end of 37 months from the relevant measurement date, and the remaining 60 percent vest ratably each month over the remainder of the term. Assuming continued employment, the Class C Units and Class D Units vest after three years, subject to certain performance conditions and/or investment return conditions being met or achieved. For the Class C Units, the performance conditions relate to the Company achieving certain financial targets for the fiscal years ended September 30, 2007, 2008 and 2009, all of which were met. For the Class D Units, the performance conditions relate to the Company achieving certain financial targets for the same fiscal years, and the amendment created two additional performance conditions for the fiscal years ended September 30, 2010 and 2011 because the Company failed to achieve the 2008 and 2009 targets. For both the Class C Units and the Class D Units, the investment return conditions relate to Vestar receiving a specified multiple on its investment upon a liquidity event. The amendment resulted in a modification charge of $0.3 million which was recognized during fiscal 2010 and was included in general and administrative expense in the accompanying consolidated statements of operations.

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

The fair value of the units issued during fiscal 2010, 2009 and 2008 was calculated using the following assumptions:

	Year Ended September 30,
	FY2010	FY2009	FY2008

Risk-free interest rate	0.67%	1.27%	2.81%
Expected term	1.7 years	3.5 years	3.5 years
Expected volatility	55.0%	40.0%	37.0%

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

The Company recorded $0.7 million, $1.3 million and $2.2 million of stock-based compensation expense for fiscal 2010, 2009 and 2008, respectively. Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations. The summary of activity under the plan is presented below:

		Weighted Average
	Units	Grant-Date
	Outstanding	Fair Value
	(In thousands)

Nonvested balance at September 30, 2009	178,114	$6.70
Granted	41,218	2.86
Forfeited	(748)	8.33
Vested	(115,519)	6.91

Nonvested balance at September 30, 2010	103,065	$3.87

As of September 30, 2010, there was $0.2 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 3.4 years.

20.	Valuation and Qualifying Accounts

The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2010, 2009 and 2008:

	Balance at			Balance at
	Beginning			End
	of Period	Provision	Write-Offs	of Period
	(In thousands)

Year Ended September 30, 2010	$5,896	$12,458	$(11,129)	$7,225
Year Ended September 30, 2009	5,057	11,712	(10,873)	5,896
Year Ended September 30, 2008	5,091	9,526	(9,560)	5,057

21.	Quarterly Financial Data (unaudited)

The following table presents consolidated statement of operations data for each of the eight quarters in the period which began October 1, 2008 and ended September 30, 2010. This information is derived from the Company’s unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements — (Continued)

indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For The Quarters Ended
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2008	2009	2009	2009	2009	2010	2010	2010

Net revenue	$238,646	$238,405	$244,679	$248,488	$250,209	$251,170	$259,706	$260,951
(Loss) income from continuing operations, net of tax	(2,195)	(738)	1,235	(1,472)	127	71	(800)	(1,465)
(Loss) income from discontinued operations, net of tax	(146)	(442)	(1,725)	27	(168)	(4,724)	99	(7)

Net loss	$(2,341)	$(1,180)	$(490)	$(1,445)	$(41)	$(4,653)	$(701)	$(1,472)

22.	Subsequent Events

Subsequent to year end, the Company acquired two companies complimentary to its business. Aggregate consideration for these acquisitions was $1.8 million.