Form 10-Q
period 2010-12-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2011-02-14
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-129179
NATIONAL MENTOR HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	31-1757086 (I.R.S. Employer Identification No.)
incorporation or organization)

313 Congress Street, 6th Floor
Boston, Massachusetts 02210	(617) 790-4800
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 14, 2011, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	December 31,	September 30,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$34,536	$26,448
Restricted cash	873	1,046
Accounts receivable, net	124,960	125,979
Deferred tax assets, net	13,430	13,571
Prepaid expenses and other current assets	12,239	14,701

Total current assets	186,038	181,745
Property and equipment, net	140,207	142,112
Intangible assets, net	430,116	437,757
Goodwill	230,636	229,757
Other assets	14,073	13,915
Investment in related party debt securities	11,437	10,599

Total assets	$1,012,507	$1,015,885

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$18,122	$26,503
Accrued payroll and related costs	67,301	68,272
Other accrued liabilities	54,454	48,307
Obligations under capital lease, current	64	92
Current portion of long-term debt	3,667	3,667

Total current liabilities	143,608	146,841
Other long-term liabilities	15,985	15,166
Deferred tax liabilities, net	124,839	126,322
Obligations under capital lease, less current portion	1,597	1,624
Long-term debt, less current portion	499,883	500,799

Total liabilities	785,912	790,752
Shareholder’s equity
Common stock	—	—
Additional paid-in-capital	250,109	250,620
Other comprehensive income	782	575
Accumulated deficit	(24,296)	(26,062)

Total shareholder’s equity	226,595	225,133

Total liabilities and shareholder’s equity	$1,012,507	$1,015,885

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Net revenue	$266,651	$250,215
Cost of revenue (exclusive of depreciation expense shown below)	206,164	191,522
Operating expenses:
General and administrative	34,600	33,286
Depreciation and amortization	15,011	14,174

Total operating expenses	49,611	47,460

Income from operations	10,876	11,233
Other income (expense):
Management fee of related party	(345)	(276)
Other income, net	229	58
Interest income	5	12
Interest income from related party	494	476
Interest expense	(8,146)	(11,880)

Income (loss) from continuing operations before income taxes	3,113	(377)
Provision (benefit) for income taxes	1,344	(502)

Income from continuing operations	1,769	125
Loss from discontinued operations, net of tax	(3)	(165)

Net income (loss)	$1,766	$(40)

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
Operating activities
Net income (loss)	$1,766	$(40)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Accounts receivable allowances	2,747	2,626
Depreciation and amortization of property and equipment	5,772	5,920
Amortization of other intangible assets	9,239	8,502
Amortization of deferred financing costs	792	791
Accretion of investment in related party debt securities	(243)	(242)
Stock-based compensation	—	114
Deferred income taxes	(1,342)	(2,264)
(Gain) loss on disposal of assets	(45)	50
Change in fair value of contingent consideration	222	—
Non-cash impairment charge	(22)	(62)
Non-cash interest income from related party	(251)	(234)
Changes in operating assets and liabilities:
Accounts receivable	(1,303)	(1,449)
Other assets	2,173	(162)
Accounts payable	(8,399)	(1,746)
Accrued payroll and related costs	(1,069)	(823)
Other accrued liabilities	9,138	5,981
Other long-term liabilities	819	509

Net cash provided by operating activities	19,994	17,471
Investing activities
Cash paid for acquisitions, net of cash received	(2,933)	(14)
Purchases of property and equipment	(3,958)	(3,930)
Changes in restricted cash	173	(848)
Cash proceeds from sale of assets	187	131
Cash proceeds from sale of businesses	22	39

Net cash used in investing activities	(6,509)	(4,622)
Financing activities
Repayments of long-term debt	(916)	(933)
Repayments of capital lease obligations	(55)	(37)
Cash paid for earn-out obligations	(3,313)	—
Payments of deferred financing costs	(602)	—
Dividend to Parent	(511)	—

Net cash used in financing activities	(5,397)	(970)
Net increase in cash and cash equivalents	8,088	11,879
Cash and cash equivalents at beginning of period	26,448	23,650

Cash and cash equivalents at end of period	$34,536	$35,529

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010
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
The Company designs customized service plans to meet the unique needs of its clients, which it delivers in home- and community-based settings. Most of the Company’s service plans involve residential support, typically in small group homes, host home settings, or specialized community facilities, designed to improve the clients’ quality of life and to promote their independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. The Company’s customized service plans offer its clients as well as the payors of these services, an attractive, cost-effective alternative to health and human services provided in large, institutional settings.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended December 31, 2010 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
2. Recent Accounting Pronouncements
Presentation of Insurance Claims and Related Insurance Recoveries — In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The adoption of ASU 2010-24 is effective for the Company beginning October 1, 2011. With its adoption, the Company’s accounting for insurance recoveries and related claim liability will change on a prospective basis on the date of adoption. The Company is currently evaluating the impact of this guidance on its financial statements.
3. Comprehensive Income
The components of comprehensive income and related tax effects are as follows:

	Three Months Ended
	December 31,
(in thousands)	2010	2009
Net income (loss)	$1,766	$(40)
Changes in unrealized gain on derivatives net of taxes of $0 and $1,162	—	1,714
Changes in unrealized gain on available-for-sale debt securities net of taxes of $137 and $250	207	367

Comprehensive income	$1,973	$2,041

4. Long-Term Debt
The Company’s long-term debt consists of the following:

	December 31,	September 30,
(in thousands)	2010	2010
Senior term B loan, principal and interest due in quarterly installments through June 29, 2013	$319,925	$320,763
Senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments due each January 1st and July 1st (interest rate of 11.25%)	180,000	180,000
Term loan mortgage, principal and interest due in monthly installments through June 29, 2012; variable interest rate (4.75% at December 31, 2010 and September 30, 2010)	3,625	3,703

	503,550	504,466
Less current portion	3,667	3,667

Long-term debt	$499,883	$500,799

Senior secured credit facilities
The senior secured credit facilities were repaid and replaced with new senior secured credit facilities on February 9, 2011. See “Note 12. Subsequent Events”.
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
Total cash paid for interest on the Company’s debt amounted to $2.3 million and $6.0 million for the three months ended December 31, 2010 and 2009, respectively.
Term B loan
The $335.0 million term B loan amortizes one percent per year, paid quarterly, for the first six years, with the remaining balance due in the seventh year. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts at any year-end equal to an amount ranging from 0-50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The variable interest rate on the term B loan is equal to LIBOR plus 2.00% or Prime plus 1.00%, at the Company’s option. At December 31, 2010, the variable interest rate on the term B loan was 2.27%.
Senior revolver and synthetic letter of credit facility
The Company had no borrowings and $109.1 million of availability under the $125.0 million senior revolver as of December 31, 2010. The Company had $35.9 million in standby letters of credit outstanding as of December 31, 2010 related to the Company’s workers’ compensation insurance coverage. Of these letters of credit, $20.0 million was issued under the Company’s synthetic letter of credit facility, and $15.9 million was issued under the Company’s $125.0 million senior revolver. Letters of credit in excess of the $20.0 million synthetic letter of credit facility reduce availability under the Company’s senior revolver. The interest rates for any senior revolver borrowings are equal to either LIBOR plus 2.00% or Prime plus 1.00%, at the Company’s option, and subject to reduction depending on the Company’s leverage ratio.
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
Approximately $171.9 million of the senior subordinated notes were purchased on February 9, 2011 pursuant to a tender offer and consent solicitation for the senior subordinated notes. See “Note 12. Subsequent Events”.

Mortgage facility
The mortgage facility was repaid on February 9, 2011. See “Note 12. Subsequent Events”.
In January 2010, the Company entered into an agreement to extend the term of its mortgage facility through June 29, 2012, the maturity date of the senior credit agreement. As a result of this extension, the majority of the mortgage facility balance has been classified as long-term debt. The mortgage facility is secured by certain buildings and land of the Company.
Covenants
Prior to February 9, 2011, the senior credit agreement and the indenture governing the senior subordinated notes contained negative financial and non-financial covenants, including limitations on the Company’s ability to incur additional debt, sell material assets, retire, redeem or otherwise reacquire capital stock, acquire the capital stock or assets of another business and pay dividends.
The Company was restricted from paying dividends to NMH Holdings, LLC (“Parent”) in excess of $15.0 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes, and certain other expenses.
5. Business Combinations
The operating results of the businesses acquired during the three months ended December 31, 2010 were included in the consolidated statements of operations from the date of acquisition. The Company accounted for the acquisitions under the purchase method of accounting and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill.
During the three months ended December 31, 2010, the Company acquired three companies complementary to its business for total fair value consideration of $2.9 million:
New Start Homes On October 1, 2010, the Company acquired the assets of New Start Homes, Inc. (“New Start Homes”) for total cash of $0.7 million. New Start Homes operates in California and provides residential and rehabilitation services to individuals with acquired brain injuries in group home facilities. As a result of this acquisition, the Company recorded $0.2 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The acquired intangibles assets included $0.4 million of agency contracts with a weighted average useful life of eleven years. The remaining purchase price was allocated to tangible assets.
ViaQuest On October 26, 2010, the Company acquired the assets of ViaQuest Behavorial Health of Pennsylvannia, LLC (“ViaQuest”) for total cash of $1.1 million. ViaQuest provides residential and periodic services to individuals with behavioral health issues. As a result of the ViaQuest acquisition, the Company recorded $0.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The acquired intangibles assets included $0.6 million of agency contracts with a weighted average useful life of ten years. The remaining purchase price was allocated to tangible assets and liabilities.
Phoenix Homes On December 31, 2010, the Company acquired the assets of Phoenix Homes, Inc. (“Phoenix Homes”) for total consideration of $1.1 million. Phoenix Homes is a licensed child-placing agency that provides community-based, family focused therapeutic foster care to families and children in crisis or at risk in Maryland and Rhode Island. As a result of this acquisition, the Company recorded $0.5 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The acquired intangibles assets included $0.6 million of agency contracts with a weighted average useful life of ten years.

The following table summarizes the amounts (from all three acquisitions) of identifiable assets acquired and liabilities assumed at the date of the acquisition:

(In thousands)
Accounts receivable	$279
Other assets, current and long term	55
Identifiable intangible assets	1,598
Property and equipment	51
Accounts payable and accrued expenses	(116)

Total identifiable net assets	1,867
Goodwill	1,066

$2,933

Pro forma Results of Operations
The unaudited pro forma results of operations provided below for the three months ended December 31, 2010 is presented as though the acquisitions had occurred at the beginning of the period presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The Company has determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

Three Months Ended
December 31, 2010
(In thousands)
Net revenue	$274,570
Income from operations	11,946
Contingent consideration
Authoritative guidance has recently been updated governing the requirements for the recognition and measurement of contingent consideration at its fair value on the acquisition date. The Company is required to remeasure the fair value of an earn-out at each reporting date until the contingency is resolved and changes to the fair value are recognized in earnings in the period of the change. The Company adopted this guidance on October 1, 2009 and the statement applies prospectively for business combinations incurred on or after that date.
Springbrook On January 15, 2010, the Company acquired the assets of Springbrook, Inc. and an affiliate (together, “Springbrook”) for total fair value consideration of $9.3 million, subject to increase based on an earn-out. The earn-out provided that an additional $3.5 million in cash could be paid based upon the purchased entity’s achieving certain earnings targets (the “earn-out”). The fair value of the earn-out on the date of acquisition was $1.6 million and the fair value of the earn-out at September 30, 2010 was $3.0 million, with the difference of $1.4 million being recognized as a charge to earnings. During the three months ended December 31, 2010, the Company recorded an additional $0.2 million to the contingent consideration obligation as a result of adjustments to the forecasted financial performance of Springbrook. The increase in contingent consideration is included in general and administrative expenses in the consolidated statements of operations.
IFCS On June 1, 2009, the Company acquired the stock of Institute for Family Centered Services, Inc. (“IFCS”) for total cash of $11.5 million. This acquisition took place prior to the October 1, 2009 change in authoritative guidance. Accordingly, during fiscal 2010, when the Company accrued an additional $3.3 million of expected earn-out which was paid during the three months ended December 31, 2010 the offset to the payment was “Goodwill”. During the three months ended December 31, 2010, the Company accrued an additional $0.2 million of expected earn-out which was also recorded as an adjustment to Goodwill in the consolidated balance sheet.

6. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the three months ended December 31, 2010 are as follows:

		Post Acute
		Specialty
	Human	Rehabilitation
(In thousands)	Services	Services	Total
Balance as of September 30, 2010	169,885	59,872	229,757
Goodwill acquired through acquisitions	829	237	1,066
Adjustments to goodwill, net	170	(357)	(187)

Balance as of December 31, 2010	$170,884	$59,752	$230,636

The adjustments to goodwill relate to the finalization of the purchase price for acquisitions during the measurement period.
Intangible Assets
Intangible assets consist of the following as of December 31, 2010:

	Gross
	Carrying	Accumulated	Intangible
Description	Value	Amortization	Assets, Net
(In thousands)
Agency contracts	$467,277	$120,970	$346,307
Non-compete/non-solicit	1,044	456	588
Relationship with contracted caregivers	12,804	6,406	6,398
Trade names	4,039	1,569	2,470
Trade names	47,700	—	47,700
Licenses and permits	42,713	16,760	25,953
Intellectual property	904	204	700

	$576,481	$146,365	$430,116

Intangible assets consist of the following as of September 30, 2010:

	Gross
	Carrying	Accumulated	Intangible
Description	Value	Amortization	Assets, Net
(In thousands)
Agency contracts	$465,679	$113,418	$352,261
Non-compete/non-solicit	1,044	403	641
Relationship with contracted caregivers	12,804	5,977	6,827
Trade names	4,039	1,463	2,576
Trade names	47,700	—	47,700
Licenses and permits	42,713	15,693	27,020
Intellectual property	904	172	732

	$574,883	$137,126	$437,757

Amortization expense for the three months ended December 31, 2010 and 2009 was $9.2 million and $8.4 million, respectively.
7. Related Party Transactions
Management Agreements
On June 29, 2006, the Company entered into a management agreement with Vestar Capital Partners V, L.P. (“Vestar”) relating to certain advisory and consulting services for an annual management fee equal to the greater of (i) $850 thousand or (ii) an amount equal to 1.0% of the Company’s consolidated earnings before interest, taxes, depreciation, amortization and management fee for each fiscal year determined as set forth in the Company’s senior credit agreement.

As part of the management agreement, the Company agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate upon such time that Vestar and its partners and their respective affiliates hold, directly or indirectly in the aggregate, less than 20% of the voting power of the outstanding voting stock of the Company. This agreement was amended and restated effective February 9, 2011. See “Note 12. Subsequent Events”. During both the three months ended December 31, 2010 and 2009, the Company expensed $0.3 million of management fees and expenses under such agreement.
Consulting Agreements
During fiscal 2010, the Company engaged Alvarez & Marsal Healthcare Industry Group to provide certain transaction advisory and other services. The Company’s director, Guy Sansone, is a Managing Director at Alvarez & Marsal and the head of its Healthcare Industry Group. The engagement resulted in aggregate fees of $0.6 million for the three months ended December 31, 2010 and was approved by the Company’s Audit Committee. Mr. Sansone is not a member of the Company’s Audit Committee and was not personally involved in the engagement.
The Company engaged Duff & Phelps, LLC as a financial advisor in connection with the refinancing transactions, including the repurchase of the Senior Floating Rate Toggle Notes due 2014 (the “NMH Holdings notes”), and related matters. According to public filings, Vestar owns 12.4% of the Class A common stock of Duff & Phelps Corporation, the parent company of Duff & Phelps, LLC, and one of its principals serves on the Board of Directors of Duff & Phelps Corporation but has not been personally involved in this engagement. This engagement is expected to result in aggregate fees of approximately $0.2 million during fiscal 2011 and was approved by the Company’s Board of Directors, with the Vestar members abstaining from voting.
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
Related party lease expense was $1.2 million and $1.0 million for the three months ended December 31, 2010 and 2009, respectively.
Investment in Related Party Debt Securities
During fiscal 2009, the Company purchased $11.5 million in aggregate principal amount of the NMH Holdings notes issued by NMH Holdings, Inc. (“NMH Holdings”), the Company’s indirect parent company, for $6.6 million. The security was and continues to be classified as an available-for-sale debt security and recorded on the Company’s consolidated balance sheets as Investment in related party debt securities. Cash interest on the NMH Holdings notes accrues at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrues at the cash interest rate plus 0.75%. NMH Holdings may elect to pay interest on the NMH Holdings notes (a) entirely in cash, (b) entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes (“PIK Interest”) or (c) 50% in cash and 50% in PIK Interest.
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
NMH Holdings has paid all of the interest payments to date on the NMH Holdings notes entirely in PIK Interest. The Company recorded interest income related to the NMH Holdings notes of $0.5 million for both the three months ended December 31, 2010 and 2009. This interest income is recorded under Interest income from related party in the consolidated statements of operations and includes PIK Interest as well as the accretion of the purchase discount on the securities. Total PIK Interest included in the balance of available-for-sale debt security totaled $2.0 million as of December 31, 2010.

As of December 31, 2010, the Company’s investment in related-party debt securities had a carrying value of $10.1 million, and an approximate fair value of $11.4 million which is reflected on the Company’s consolidated balance sheets as Investment in related party debt securities. As a result, the Company has recorded $1.3 million of unrealized holding gain in accumulated other comprehensive income, $0.3 million of which was recorded during the three months ended December 31, 2010. NMH Holdings purchased the NMH Holdings notes held by the Company on February 9, 2011 pursuant to a tender offer and consent solicitation for the NMH Holdings notes. See “Note 12. Subsequent Events”.
The Company evaluates available-for-sale securities for other-than-temporary impairment at least quarterly. If the fair value of a security is less than its cost, an other-than-temporary impairment is required to be recognized if either of the following criteria is met: (1) if the Company intends to sell the security; or (2) if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. There were no securities impaired on an other than temporary basis at December 31, 2010.
8. Fair Value Measurements
The Company measures and reports its financial and non-financial assets and liabilities on the basis of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
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
Assets and liabilities recorded at fair value at December 31, 2010 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
			(In thousands):
Cash equivalents	$31,500	$31,500	$—	$—
Investment in related party debt securities	$11,437	$—	$11,437	$—
Contingent consideration	$(3,263)	$—	$—	$(3,263)
Assets and liabilities recorded at fair value on a recurring basis at September 30, 2010 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
			(In thousands):
Cash equivalents	$15,500	$15,500	$—	$—
Investment in related party debt securities	$10,599	$—	$10,599	$—
Contingent consideration	$(3,041)	$—	$—	$(3,041)

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

Due to Seller
Balance at September 30, 2010	$(3,041)
Change in fair value of contingent consideration	(222)

Balance at December 31, 2010	$(3,263)

At December 31, 2010, the carrying values of cash, accounts receivable and accounts payable approximated fair value. The carrying value and fair value of the Company’s debt instruments are set forth below:

	December 31, 2010		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In thousands):
Senior subordinated notes	$180,000	$183,600	$180,000	$184,050
The Company estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available.
On February 9, 2011, the Company repurchased $171.9 million of the senior subordinated notes pursuant to a tender offer and consent solicitation for the senior subordinated notes. See “Note 12. Subsequent Events”.
9. Income Taxes
The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended December 31, 2010, the Company’s effective income tax rate was 43.2% compared to an effective tax rate of 133.2% for the three months ended December 31, 2009. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, net operating losses not benefited and changes in the applicability of certain employment tax credits.
NMH Holdings files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company’s reserve for uncertain income tax positions at December 31, 2010 is $4.9 million. There has been no change in unrecognized tax benefits in the three months ended December 31, 2010 and the Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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

		Post-Acute
		Specialty
(in thousands)	Human	Rehabilitation
For the three months ended December 31,	Services	Services	Corporate	Consolidated
2010
Net revenue	$223,351	$43,300	$—	$266,651
Income (loss) from operations	20,299	4,858	(14,281)	10,876
Total assets	792,349	156,454	63,704	1,012,507
Depreciation and amortization	10,870	2,993	1,148	15,011
2009
Net revenue	$221,579	$28,636	$—	$250,215
Income (loss) from operations	20,075	3,132	(11,974)	11,233
Depreciation and amortization	11,058	1,952	1,164	14,174
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
Until September 30, 2010, the Company insured professional and general liability through its captive insurance subsidiary amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Commencing October 1, 2010, the Company is self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. In connection with the Merger on June 29, 2006, subject to the $1.0 million per claim and up to $2.0 million in the aggregate retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods. For workers’ compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis.
During fiscal 2010, the Company’s wholly-owned subsidiary captive insurance company provided coverage for the Company’s self-insured portion of professional and general liability claims and its employment practices liability. The accounts of the captive insurance company were fully consolidated with those of the other operations of the Company in the Company’s consolidated financial statements for fiscal 2010. Effective September 30, 2010, the captive insurance subsidiary was dissolved and the Company is no longer self-insured through the captive subsidiary on the effective date.

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
12. Subsequent Events
Business Combinations
Subsequent to December 31, 2010, the Company acquired two companies complimentary to its business for total aggregate consideration of $0.5 million.
Refinancing Transactions
On February 9, 2011, the Company entered into a new senior credit agreement for new senior secured credit facilities (the “new senior secured credit facilities”) consisting of a six-year $530.0 million term loan facility, of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility, and a $75.0 million five-year senior secured revolving credit facility. All of the Company’s obligations under the new senior secured credit facilities are guaranteed by Parent and certain of the Company’s existing subsidiaries. The obligations under the new senior secured credit facilities are secured by a pledge of 100% of the Company’s capital stock and the capital stock of domestic subsidiaries owned by the Company and any other domestic subsidiary guarantor and 65% of the capital stock of any first tier foreign subsidiaries, and a security interest in substantially all of the tangible and intangible assets of Parent, the Company and each subsidiary guarantor.
In addition, on February 9, 2011, the Company issued $250.0 million in aggregate principal amount of its 12.5% senior notes due 2018 (the “senior notes”). The senior notes were sold at a price equal to 97.737% of their face value. The senior notes pay interest semi-annually on February 15 and August 15 of each year, beginning on August 15, 2011. The senior notes are unsecured obligations of the Company and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of the Company’s existing subsidiaries.

The Company used the net proceeds from the new senior secured credit facilities and the senior notes, together with cash on hand, to: (i) repay all amounts owing under the Company’s old senior secured credit facilities and the Company’s mortgage facility; (ii) purchase $171.9 million of the senior subordinated notes; (iii) pay a $229.3 million dividend to Parent, which in turn made a distribution to NMH Holdings, which used the proceeds of the distribution to repurchase $210.9 million of the NMH Holdings notes; and (iv) pay related fees and expenses. NMH Holdings also repurchased $13.5 million of NMH Holdings notes held by the Company.
Therefore, as of February 9, 2011, the Company has increased its outstanding debt by $277.4 million and decreased its equity when compared to the December 31, 2010 balance sheet.
Management Agreement
The management agreement with Vestar was amended and restated on February 9, 2011 to provide for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. See “Note 7. Related Party Transactions” for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as well as our reports on Forms 10-Q and 8-K and other publicly available information. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk factors” and “Forward-looking statements” sections of this report.
Overview
We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, we have grown to provide services to approximately 24,000 clients in 36 states.
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
We offer our services through a variety of models, including (i) small group homes, most of which are residences for six people or fewer, (ii) host homes, or the “Mentor” model, in which a client lives in the home of a trained Mentor, (iii) in-home settings, in which we support clients’ independence with 24-hour services in their own homes, (iv) small, specialized community facilities which provide post-acute, specialized rehabilitation and comprehensive care for individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses and (v) non-residential settings, consisting primarily of day programs and periodic services in various settings.
Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management and personal care. Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family reunification, family preservation, early intervention and adoption services. Our Post-Acute Specialty Rehabilitation Services (“SRS”) segment delivers healthcare and community-based human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. Our services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include skilled nursing, neurorehabilitation, neurobehavioral rehabilitation, physical, occupational, and speech therapy, supported living, outpatient treatment, and pre-vocational services.

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
Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services. Similarly, growth for our ARY services has been driven by favorable demographics. Demand for our Post-Acute Specialty Rehabilitation Services has also grown as faster emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury, as well as spinal cord and other catastrophic injuries. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and “step-down” for individuals who no longer require care in acute settings.
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
Organic Growth
We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During the twelve months ended December 31, 2010, operating losses on new starts for programs started within the previous 18 months were $2.1 million.

Acquisitions
As of December 31, 2010, we have completed 29 acquisitions since 2005, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.
During the three months ended December 31, 2010, we acquired three companies complementary to our business for total fair value consideration of $2.9 million. The following acquisitions are included in the Human Services segment during three months ended December 31, 2010:
ViaQuest On October 26, 2010, we acquired the assets of ViaQuest Behavorial Health of Pennsylvannia, LLC (“ViaQuest”) for total cash of $1.1 million. ViaQuest provides residential and periodic services to individuals with behavioral health issues.
Phoenix Homes On December 31, 2010, we acquired the assets of Phoenix Homes, Inc. (“Phoenix Homes”) for total consideration of $1.1 million. Phoenix Homes is a licensed child-placing agency that provides community-based, family focused therapeutic foster care to families and children in crisis or at risk in Maryland and Rhode Island.
In addition, the following acquisition is included in the SRS segment.
New Start Homes On October 1, 2010, we acquired the assets of New Start Homes, Inc. (“New Start Homes”) for total cash of $0.7 million. New Start Homes operates in California and provides residential and rehabilitation services to individuals with acquired brain injuries in group home facilities.
For additional information on the acquisitions made during three months ended December 31, 2010, see See “Note 5. Business Combinations” to our consolidated financial statements included elsewhere in this report.
Divestitures
We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.
Net revenue
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the three months ended December 31, 2010, we derived approximately 90% of our net revenue from state and local government payors and approximately 10% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. Reserves are provided when estimable and probable. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.
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
Occupancy costs represent a significant portion of our operating costs. As of December 31, 2010, we owned 402 facilities and one office, and we leased 944 facilities and 273 offices. We incur no facility costs for services provided in the home of a Mentor.
Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled 1.0% and 0.5% of our net revenue for the three months ended December 31, 2010 and 2009, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $2.7 million and $1.1 million for the three months ended December 31, 2010 and 2009, respectively. Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. We have historically self-insured amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Commencing October 1, 2010, we pay substantially higher premiums for our professional and general liability policies, and our self-insured retentions substantially exceed the amounts we previously had. Since October 1, 2010, we have had self-insured retentions for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate.
During fiscal 2010, our wholly-owned subsidiary captive insurance company provided coverage for our self-insured portion of professional and general liability claims and our employment practices liability. The accounts of the captive insurance company were fully consolidated with those of our other operations in our consolidated financial statements for fiscal 2010. Effective September 30, 2010, the captive insurance subsidiary was dissolved and we are no longer self-insured through the captive subsidiary on the effective date.
Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses. In fiscal 2008, 2009 and 2010, we invested in infrastructure initiatives and business process improvements, which had a net negative impact on our margin.
Results of Operations
The following table sets forth income (loss) from operations as a percentage of net revenue for the periods indicated:

		Post Acute Specialty
For the Three Months Ended December 31,	Human Services	Rehabilitation Services	Corporate	Consolidated
(In thousands)
2010
Net revenue	$223,351	$43,300	$—	$266,651
Income (loss) from operations	20,299	4,858	(14.281)	10,876
Operating margin	9.1%	11.2%	—	4.1%
2009
Net revenue	$221,579	$28,636	$—	$250,215
Income (loss) from operations	20,075	3,132	(11,974)	11,233
Operating margin	9.1%	10.9%	—	4.5%

Three months ended December 31, 2010 compared to three months ended December 31, 2009
Consolidated
Consolidated revenue for the three months ended December 31, 2010 increased by $16.4 million, or 6.6%, compared to revenue for the three months ended December 31, 2009. Revenue increased $14.5 million related to acquisitions that closed during fiscal 2010 and the three months ended December 31, 2010 and $1.9 million related to organic growth, including growth related to new programs. Organic growth increased despite the negative impact of rate reductions in several states, including Indiana (5%) and Wisconsin (individual, client-specific adjustments).
Consolidated income from operations decreased from $11.2 million for the three months ended December 31, 2009 to $10.9 million for the three months ended December 31, 2010 and operating margin decreased from 4.5% of revenue to 4.1% of revenue for the same period. The operating margin was negatively impacted by rate reductions in several states, including Indiana and Wisconsin.
In addition, our operating margin was negatively impacted by our higher self-insured retentions and premiums for professional and general liability policies. During the three months ended December 31, 2010, we recorded an additional $1.4 million related to professional and general liability expense.
During the three months ended December 31, 2010, we recorded an additional $0.8 million related to our cost structure optimization efforts, an additional $0.6 million in consulting and legal costs related to a transaction which was not completed and $0.2 million of expense related to a contingent earn-out adjustment from the Springbrook acquisition.
Income from operations was positively impacted by an increase in revenue noted above, as well as an expense reduction from our on-going cost containment efforts.
Depreciation and amortization expense increased $0.8 million during the three months ended December 31, 2010 due to an increase in amortizable assets resulting from acquisitions in the period.
Interest expense for the three months ended December 31, 2010 decreased $3.7 million to $8.1 million due to a decrease in the average debt balance as well as a decrease in the weighted average interest rate from 8.2% during the three months ended December 31, 2009 to 5.5% during the three months ended December 31, 2010, in part resulting from the expiration of our interest rate swaps.
Human Services
Human Services revenue for the three months ended December 31, 2010 increased by $1.8 million, or 0.8%, compared to the three months ended December 31, 2009. Revenue increased $3.1 million related to acquisitions that closed during fiscal 2010 and the three months ended December 31, 2010 while revenue from existing programs decreased $1.3 million due to rate reductions in several states, including Indiana and Wisconsin.
Income from operations increased from $20.1 million during the three months ended December 31, 2009 to $20.3 million during the three months ended December 31, 2010 while our operating margin remained constant at 9.1% for these periods. Income from operations was positively impacted by expense reduction from our ongoing cost-containment efforts. Partially offsetting this was an increase in expense related to our higher self-insured retentions and premiums for professional and general liability policies. During the three months ended December 31, 2010, we recorded an additional $1.2 million related to professional and general liability expense. Operating margin was also negatively impacted by rate reductions in several states, including Indiana and Wisconsin.
Post-Acute Specialty Rehabilitation Services
Post-Acute Specialty Rehabilitation Services revenue for the three months ended December 31, 2010 increased by $14.6 million, or 51.2%, compared to the three months ended December 31, 2009. This increase was due to growth of $11.4 million related to acquisitions that closed during fiscal 2010 and the three months ended December 31, 2010 and $3.2 million related to organic growth, including growth related to new programs.
Income from operations increased from $3.1 million for the three months ended December 31, 2009 to $4.9 million for the three months ended December 31, 2010, while operating margin increased from 10.9% to 11.2% for the same period.

Corporate
Total corporate expenses increased by $2.3 million from the three months ended December 31, 2009 to $14.3 million for the three months ended December 31, 2010. During the three months ended December 31, 2010, we recorded an additional $0.8 million related to our cost structure optimization efforts, an additional $0.6 million in consulting and legal costs related to a transaction which was not completed and $0.2 million of expense related to a contingent earn-out adjustment from the Springbrook acquisition.
Liquidity and Capital Resources
Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities and available borrowings under our new senior revolver (as defined below).
Operating activities
Cash flows provided by operating activities for the three months ended December 31, 2010 were $20.0 million compared to $17.5 million for the three months ended December 31, 2009. The increase was primarily due to an increase in operating income. Our days sales outstanding decreased one day from 47 days at September 30, 2010 to 46 days at December 31, 2010.
Investing activities
Net cash used in investing activities, primarily consisting of cash paid for acquisitions and purchases of property and equipment, was $6.5 million for the three months ended December 31, 2010 compared to $4.6 million for the three months ended December 31, 2009.
Cash paid for acquisitions was $2.9 million for the three months ended December 31, 2010 and included cash paid for three acquisitions, including, New Start Homes, ViaQuest and Phoenix Homes. Cash paid for property and equipment for the three months ended December 31, 2010 was $4.0 million, or 1.5% of revenue and cash paid for property and equipment for the three months ended December 31, 2009 was $3.9 million, or 1.6% of revenue.
Financing activities
Net cash used in financing activities was $5.4 million for the three months ended December 31, 2010 compared to $1.0 million for the three months ended December 31, 2009. Our financing activities for both periods included the repayment of long term debt of $0.9 million.
Net cash used in financing activities for the three months ended December 31, 2010 included an earn-out payment of $3.3 million for the IFCS acquisition, which we acquired in fiscal 2009.
During the three months ended December 31, 2010, we paid $0.6 million in deferred debt financing costs related to the refinancing transactions that we completed on February 9, 2011. Also during the three months ended December 31, 2010, we paid a dividend of $0.5 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $0.5 million to NMH Investment. NMH Investment used the proceeds of the dividend to repurchase its common equity units from three employees upon their departures
Our principal sources of funds are cash flows from operating activities and available borrowings under our new senior revolver (as defined below). We believe that these funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.
Debt and Financing Arrangements
As of December 31, 2010, we had approximately $503.6 million of indebtedness, consisting of $319.9 million of indebtedness under our old senior secured term B loan facility, $180.0 million principal amount of our 11.25% Senior Subordinated Notes due 2014 (the “senior subordinated notes”) and $3.6 million outstanding under out mortgage facility. As of December 31, 2010, we did not have any borrowings under our old senior revolving credit facility (the “old senior revolver”). The availability on the old senior revolver as of December 31, 2010 was reduced by $15.9 million to $109.1 million as letters of credit in excess of $20.0 million under our old synthetic letters of credit facility were outstanding.

As of December 31, 2010, our indirect parent company, NMH Holdings, had $224.4 million aggregate principal amount of the NMH Holdings notes outstanding (including the $13.5 million of which was held by us). These notes were not guaranteed by the Company.
On February 9, 2011, we completed refinancing transactions, which included entering into a new senior credit agreement (the “new senior credit agreement”) for new senior secured credit facilities (the “new senior secured credit facilities”) and issuing $250.0 million in aggregate principal amount of 12.5% senior notes due 2018 (the “senior notes”). We used the net proceeds from the new senior secured credit facilities and the senior notes, together with cash on hand, to: (i) repay all amounts owing under our old senior secured credit facilities and our mortgage facility; (ii) purchase $171.9 million of our senior subordinated notes; (iii) pay a $229.3 million dividend to NMH Holdings, LLC (“Parent”), which in turn made a distribution to NMH Holdings, which used the proceeds of the distribution to repurchase $210.9 million of the NMH Holdings notes; and (iv) pay related fees and expenses. NMH Holdings also repurchased $13.5 million of NMH Holdings notes held by us.
Therefore, as of February 9, 2011, we have increased our outstanding debt by $277.4 million and decreased our equity when compared to the December 31, 2010 balance sheet.
New Senior Secured Credit Facilities
On February 9, 2011, we entered into a new senior credit agreement with UBS AG, Stamford Branch, as administrative agent, and the lenders named therein, for the new senior secured credit facilities, consisting of a six-year $530.0 million term loan facility, of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $75.0 million five-year senior secured revolving credit facility (the “new senior revolver”). All of our obligations under the new senior secured credit facilities are guaranteed by NMH Holdings, LLC (“Parent”) and certain of our existing subsidiaries. The obligations under the new senior secured credit facilities are secured by a pledge of 100% of our capital stock and the capital stock of domestic subsidiaries owned by us and any other domestic subsidiary guarantor and 65% of the capital stock of any first tier foreign subsidiaries, and a security interest in substantially all of our tangible and intangible assets and the tangible and intangible assets of Parent and each guarantor.
The new senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the new senior revolver. On February 9, 2011, we borrowed $900,000 under the new senior revolver and had $74.1 million of availability under the new senior revolver. As of February 9, 2011, we had $36.4 million of letters of credit issued under the institutional letter of credit facility.
At our option, we may add one or more new term loan facilities or increase the commitments under the new senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million so long as certain conditions, including a consolidated leverage ratio (as defined in the new senior credit agreement) of not more than 6.00 to 1.00 on a pro forma basis, are satisfied. The covenants in the indenture governing the senior notes effectively limit the amount of incremental borrowings that we may incur to not more than $75.0 million.
Borrowings under the new senior secured credit facilities bear interest, at our option, at: (i) a rate equal to the greater of (a) the prime rate of UBS AG, Stamford Branch, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%. We are also required to pay a commitment fee to the lenders under the new senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. We must also pay customary letter of credit fees, including a fronting fee as well as administration fees. As of February 9, 2011, borrowings under the senior secured credit facilities bore interest at a weighted average rate of 7.0%.
The new senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal 2011, 50% (which percentage will be reduced upon our achievement of certain leverage ratios) of our annual excess cash flow (provided that for fiscal 2011, excess cash flow will only be calculated from April 1, 2011 through September 30, 2011); (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions; and (iii) 100% of the net cash proceeds of any debt incurrence, other than proceeds from the senior notes and other debt permitted under the new senior credit agreement. We are required to repay the new term loan portion of the new senior secured credit facilities in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity.

The new senior credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) make capital expenditures; (vii) make investments, loans or advances; (viii) repay certain indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; (xiv) change the status of NMH Holdings as a passive holding company; and (xv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the new term loan facility or to secure any other obligations under the new senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The new senior credit agreement contains customary affirmative covenants and events of default. The new senior credit agreement also requires us to maintain certain financial covenants, as described under “—Covenants” below.
New Senior Notes
On February 9, 2011, we issued $250.0 million in aggregate principal amount of the senior notes. The senior notes were issued pursuant to an indenture, dated as of February 9, 2011, among us, the subsidiary guarantors named therein and Wells Fargo Bank National Association, as trustee. The senior notes were sold at a price equal to 97.737% of their face value. The senior notes mature on February 15, 2018 and bear interest at a rate of 12.5% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2011. The senior notes are our unsecured obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing subsidiaries.
We may redeem the senior notes at our option, in whole or part, at any time prior to February 15, 2014, at a price equal to 100% of the principal amount of the senior notes redeemed plus accrued and unpaid interest to the redemption date and plus an applicable premium. We may redeem the senior notes, in whole or in part, on or after February 15, 2014, at the redemption prices set forth in the indenture plus accrued and unpaid interest to the redemption date. At any time on or before February 15, 2014, we may choose to redeem up to 35% of the aggregate principal amount of the senior notes at a redemption price equal to 112.5% of the principal amount thereof, plus accrued and unpaid interest to the redemption date, with the net proceeds of one or more equity offerings, so long as at least 65% of the original aggregate principal amount of the senior notes remain outstanding after each such redemption.
The indenture contains covenants that limit our and most of our subsidiaries’ ability to, among other things: (i) pay dividends, redeem stock or make other distributions or investments; (ii) incur additional debt or issue certain preferred stock; (iii) create liens on assets; (iv) transfer or sell assets; (v) engage in certain transactions with affiliates; (vi) create restrictions on dividends or other payments by our restricted subsidiaries; and (vii) merge, consolidate or sell substantially all of our assets.
Covenants
The new senior credit agreement contains financial covenants. We are required to maintain at the end of each fiscal quarter, commencing with the quarter ending September 30, 2011, a consolidated leverage ratio of not more than 7.25 to 1.00. This consolidated leverage ratio will step down over time, starting with the quarter ending December 31, 2012. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter, commencing with the quarter ending September 30, 2011, a consolidated interest coverage ratio of at least 1.30 to 1.00. This interest coverage ratio will step up over time, starting with the quarter ending March 31, 2012. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.

Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of December 31, 2010:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
(In thousands)
Long-term debt obligations(1)(2)	$503,550	$3,667	$319,883	$180,000	$—
Operating lease obligations(3)	144,638	39,558	52,636	30,594	21,850
Capital lease obligations	1,662	65	131	158	1,308
Contingent consideration	3,433	3,433	—	—	—
Standby letters of credit	35,899	35,899	—	—	—

Total obligations and commitments(4)	$689,182	82,622	372,650	210,752	23,158

(1)
Does not include interest on long-term debt or the $223.3 million of senior floating rate toggle notes due 2014, net of discount, issued by NMH Holdings. Approximately $13.5 million of the outstanding senior floating rate toggle notes were held by us.

(2)
Does not reflect long-term debt incurred or long-term debt repaid in connection with the refinancing transactions on February 9, 2011. On February 9, 2011, we (i) entered into a new senior credit agreement for new senior secured credit facilities, consisting of a $530.0 million term loan and a $75.0 million revolver, of which $900,000 was drawn at closing, and issued $250.0 million in aggregate principal amount of 12.50% senior notes due 2018, and (ii) repaid all borrowings under our old senior secured credit facilities and our mortgage facility and purchased $171.9 million of our senior subordinated notes.

(3)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(4)
The table above does not include $4.9 million of unrecognized tax benefits for uncertain tax positions and $1.9 million of associated accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows, we are unable to reasonably estimate the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet transactions or interests.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in the financial statements and related notes. Since future events and the impact of those events cannot be determined with certainty, the actual results may differ from our estimates. These differences could be material to the financial statements.
We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change.
As of December 31, 2010, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of December 31, 2010.
For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended September 30, 2010.
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

As of December 31, 2010 we had $323.6 million of variable rate debt outstanding. The variable rate debt outstanding related to the term B loan, which had an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, the senior revolver, which had an interest rate based on LIBOR plus 2.00% or Prime plus 1.00%, subject to reduction depending on our leverage ratio, and the mortgage facility, which had an interest rate based on Prime plus 1.50%. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt for the three months ended December 31, 2010 by $3.2 million. As of February 9, 2011, we had $530.9 million of variable rate debt outstanding.

Item 4.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer, the President and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2010, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
(b) Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2010, we continued refinement of our new billing and accounts receivable process and related system in a majority of our operations. This billing and accounts receivable system has affected, and will continue to affect, the processes that impact our internal control over financial reporting. As we further optimize and refine the billing and accounts receivable process and related system, we will review the related controls and may take additional steps to ensure that they remain effective and are integrated appropriately.
Except for the continuing optimization of our billing and accounts receivable process and related system, during the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We derive the vast majority of our revenue from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal and state health insurance program through which state expenditures are matched by federal funds typically ranging from 50% to approximately 76% of total costs, a number based largely on a state’s per capita income. Our revenue, therefore, is determined by the level of federal, state and local governmental spending for the services we provide. For the period from October 1, 2008 through June 30, 2011, under the American Recovery and Reinvestment Act of 2009, the federal government had temporarily increased its share of the costs. As a result, it is providing state governments with more than $100 billion in federal Medicaid funding during this period to help address state budget gaps caused by a steep decline in tax collections and significantly increased Medicaid enrollment, among other factors, during the recent recessionary period. Budgetary pressures, particularly during the recent recessionary period as well as other economic, industry, political and other factors, could cause the federal and state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. Furthermore, the termination of enhanced federal Medicaid funding, scheduled for July 1, 2011, is expected to occur well before state revenues are projected to return to pre-recessionary levels and is expected to significantly increase the budgetary challenges confronting state governments for fiscal year 2012, which begins July 1, 2011 in most states. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. The Patient Protection and Affordable Care Act of 2010 mandates certain uses for Medicaid funds, which could have the effect of diverting those funds from the services we provide. Many states in which we operate have been experiencing unprecedented budgetary deficits and constraints and have implemented or are considering initiating service reductions, rate freezes and/or rate reductions, including states such as Minnesota, California, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.
Reductions in reimbursement rates or failure to obtain increases in reimbursement rates could adversely affect our revenue, cash flows and profitability.
Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Eleven percent of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting or methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.
We have a significant amount of indebtedness. As of December 31, 2010, we had total indebtedness of $505.2 million, no borrowings under our senior revolver and $109.1 million of availability under our senior revolver. The old senior secured credit facilities also included a $20.0 million synthetic letter of credit facility, all of which had been fully utilized. The availability under our senior revolver was reduced from $125.0 million as $15.9 million of letters of credit in excess of $20.0 million under our synthetic letters of credit facility were outstanding under the senior credit agreement. On February 9, 2011, we completed refinancing transactions, as a result of which we replaced our old senior secured credit facilities and senior subordinated notes with (i) new senior secured credit facilities consisting of a $530.0 million term loan facility, of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit, and a $75.0 million new senior revolver, and (ii) $250.0 million in aggregate principal amount of senior notes.

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

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our indebtedness and contractual and commercial commitments;

•	interest rates on our variable interest rate borrowings under the new senior secured credit facilities may increase;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt and a lower degree of leverage;

•
we may be vulnerable if the current downturn in general economic conditions continues or if there is a downturn in our business, or we may be unable to carry out activities that are important to our growth; and

•
it may prevent us from raising the funds necessary to repurchase senior subordinated notes tendered to us if there is a change of control, which would constitute a default under the new senior credit agreement governing our new senior secured credit facilities.

Subject to restrictions in the indenture governing our new senior notes and the new senior credit agreement, we may be able to incur more debt in the future, which may intensify the risks described in this risk factor. All of the borrowings under the new senior secured credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.
In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three months ended December 31, 2010, our aggregate rental payments for these leases, including taxes and operating expenses, was $11.8 million. These obligations could further increase the risks described above.
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

Although our employees are generally not unionized, we recently acquired a business in New Jersey with forty-nine employees who are represented by a labor union. Future unionization activities could result in an increase of our labor and other costs. The President and the National Labor Relations Board may take regulatory and other action that could result in increased unionization activities and make it easier for employees to join unions. We may not be able to negotiate labor agreements on satisfactory terms with any future labor unions. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
Covenants in our debt agreements restrict our business in many ways.
The new senior credit agreement governing the new senior secured credit facilities and the indenture governing the senior notes contain various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:
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
The new senior credit agreement governing the new senior secured credit facilities also contains restrictive covenants and requires the Company and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests. The breach of any of these covenants or financial ratios could result in a default under the new senior secured credit facilities and the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.
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
Because a substantial portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.
A substantial portion of our indebtedness, including borrowings under the senior revolver and borrowings under the senior secured term loan facility, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same.
As of December 31, 2010, we had $323.6 million of floating rate debt outstanding. A 1% increase in the interest rate on our floating rate debt would have increased cash interest expense of the floating rate debt for the three months ended December 31, 2010 by $3.2 million. As of February 9, 2011, we had $530.9 million of floating rate debt outstanding. If interest rates increase dramatically, the Company and its subsidiaries could be unable to service their debt.

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
We did not experience similar material weaknesses in connection with our audit of fiscal 2010. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. We may in the future identify material weaknesses or significant deficiencies in connection with the continuing implementation of our billing and accounts receivable system and the consolidation of our cash disbursement function at one centralized location. As we introduce new processes and people into our accounting systems, our risk of controls deficiencies and weaknesses may temporarily increase. In addition, if we continue to make acquisitions, as we expect to, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.
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
For the three months ended December 31, 2010, 15% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% took effect in Minnesota on July 1, 2009. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:
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
A portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 65.2% and 65.7% of the total assets on our balance sheet as of December 31, 2010 and September 30, 2010, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.

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
Unregistered Sales of Equity Securities
No equity securities of the Company or NMH Investment were sold during the three months ended December 31, 2010.
Repurchases of Equity Securities
No equity securities of the Company were repurchased during the three months ended December 31, 2010.
The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended December 31, 2010:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate Dollar
			of Units Purchased	Value) of Shares (or
	(a) Class and		as Part of Publicly	Units) that May Yet
	Total Number of	(b) Average Price	Announced Plans	be Purchased Under
	Units Purchased	Paid per Unit	or Programs	the Plans or Programs
Month #1 (October 1, 2010 through October 31, 2010)	481.25 B Units	$0.05	—	N/A
	505.00 C Units	$0.03	—	N/A
	535.00 D Units	$0.01	—	N/A
Month #2 (November 1, 2010 through November 30, 2010)	1,443.75 B Units	$0.05	—	N/A
	1,515.00 C Units	$0.03	—	N/A
	1,605.00 D Units	$0.01	—	N/A
Month #3 (December 1, 2010 through December 31, 2010)	40,000.00 A Units	$10.00	—	N/A
	6,623.40 B Units	$0.05	—	N/A
	6,756.90 C Units	$0.03	—	N/A
	20,274.33 D Units	$0.01	—	N/A
The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended December 31, 2010. NMH Investment purchased all of the units listed in the table from three of its employees upon their departures.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
On February 11, 2011, Juliette E. Fay entered into a letter agreement (the “letter agreement”) in which she tendered her resignation to National Mentor Holdings, Inc. (the “Company”), effective March 31, 2011. Ms. Fay is our Executive Vice President and Chief Development Officer. Upon her departure, Ms. Fay will be entitled to the benefits provided upon a resignation for “Good Reason” under her Amended and Restated Severance Agreement dated as of December 31, 2008, the form of which is filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008. In addition to those benefits, which are summarized in the Company’s most recent Annual Report on Form 10-K, pursuant to the letter agreement, she will be entitled to receive an additional payment of $50,000 and reimbursement of attorney’s fees up to $15,000, and will retain her Company-provided computer, printer, cellphone and blackberry devices.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
February 14, 2011	By:	/s/ Denis M. Holler
Denis M. Holler
	Its:	Executive Vice President, Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2		By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

10.1	*	Letter Agreement between National Mentor Holdings, Inc. and Hugh R. Jones III dated November 16, 2010	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc.’s Current Report on Form 8-K filed on November 22, 2010.

10.2	*	Letter Agreement between National Mentor Holdings, Inc. and Juliette E. Fay dated February 11, 2011	Filed herewith

31.1		Certification of principal executive officer.	Filed herewith

31.2		Certification of principal executive officer.	Filed herewith

31.3		Certification of principal financial officer.	Filed herewith

32		Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

*	Management contract or compensatory plan or arrangement.