Form 10-Q
period 2011-03-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2011-05-16
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 16, 2011, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	March 31,	September 30,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$12,544	$26,448
Restricted cash	821	1,046
Accounts receivable, net	125,130	125,979
Deferred tax assets, net	13,961	13,571
Prepaid expenses and other current assets	9,398	14,701

Total current assets	161,854	181,745
Property and equipment, net	144,804	142,112
Intangible assets, net	421,222	437,757
Goodwill	230,818	229,757
Restricted cash	50,000	—
Other assets	20,981	13,915
Investment in related party debt securities	—	10,599

Total assets	$1,029,679	$1,015,885

Liabilities and shareholder’s equity

Current liabilities
Accounts payable	$19,781	$26,503
Accrued payroll and related costs	72,760	68,272
Other accrued liabilities	39,744	48,307
Obligations under capital lease, current	305	92
Current portion of long-term debt	5,300	3,667

Total current liabilities	137,890	146,841
Other long-term liabilities	16,108	15,166
Deferred tax liabilities, net	120,038	126,322
Obligations under capital lease, less current portion	6,621	1,624
Long-term debt, less current portion	755,910	500,799

Total liabilities	1,036,567	790,752
Shareholder’s equity
Common stock	—	—
Additional paid-in-capital	30,466	250,620
Accumulated other comprehensive income	—	575
Accumulated deficit	(37,354)	(26,062)

Total shareholder’s equity	(6,888)	225,133

Total liabilities and shareholder’s equity	$1,029,679	$1,015,885

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands)

	(Unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenue	$266,946	$251,002	$533,473	$501,008

Cost of revenue (exclusive of depreciation expense shown below)	206,650	193,055	412,712	384,389
Operating expenses:
General and administrative	34,940	32,966	69,526	66,224
Depreciation and amortization	15,013	14,231	30,020	28,398

Total operating expenses	49,953	47,197	99,546	94,622

Income from operations	10,343	10,750	21,215	21,997
Other income (expense):
Management fee of related party	(310)	(287)	(655)	(563)
Other income (expense), net	248	(185)	477	(129)
Extinguishment of debt	(19,278)	—	(19,278)	—
Gain from available for sale investment security	3,018	—	3,018	—
Interest income	6	18	11	31
Interest income from related party	190	469	684	945
Interest expense	(14,145)	(11,520)	(22,290)	(23,401)

Loss from continuing operations before income taxes	(19,928)	(755)	(16,818)	(1,120)

Benefit for income taxes	(6,921)	(465)	(5,576)	(967)

Loss from continuing operations	(13,007)	(290)	(11,242)	(153)
Loss from discontinued operations, net of tax	(51)	(4,366)	(50)	(4,545)

Net loss	$(13,058)	$(4,656)	$(11,292)	$(4,698)

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	(Unaudited)
	Six Months Ended
	March 31,
	2011	2010
Operating activities
Net loss	$(11,292)	$(4,698)
Adjustments to reconcile net loss to cash provided by operating activities:
Accounts receivable allowances	5,577	5,537
Depreciation and amortization of property and equipment	11,656	11,651
Amortization of other intangible assets	18,370	17,214
Amortization of original issue discount and initial purchasers discount	442	—
Amortization and write-off of deferred financing costs	9,899	1,598
Accretion of investment in related party debt securities	(325)	(481)
Stock-based compensation	174	248
Deferred income taxes	(6,674)	(6,560)
Gain from available for sale investment security	(3,018)	—
(Gain) loss on disposal of assets	(96)	346
Change in fair value of contingent consideration	321	—
Non-cash impairment charge	—	6,604
Non-cash interest income from related party	(359)	(464)
Changes in operating assets and liabilities:
Accounts receivable	(4,303)	(5,314)
Other assets	4,485	1,244
Accounts payable	(7,095)	761
Accrued payroll and related costs	4,372	411
Other accrued liabilities	(5,341)	2,912
Other long-term liabilities	942	768

Net cash provided by operating activities	17,735	31,777
Investing activities
Cash paid for acquisitions, net of cash received	(3,353)	(29,199)
Purchases of property and equipment	(9,194)	(9,061)
Changes in restricted cash	(49,775)	(1,800)
Proceeds from sale of assets	296	289

Net cash used in investing activities	(62,026)	(39,771)
Financing activities
Repayments of long-term debt	(505,364)	(1,867)
Issuance of long term debt, net of original issue discount	761,667	—
Repayments of capital lease obligations	(92)	(67)
Cash paid for earn-out obligations	(3,313)	—
Dividend to Parent	(206,987)	—
Payments of deferred financing costs	(15,524)	—

Net cash provided by (used in) financing activities	30,387	(1,934)
Net decrease in cash and cash equivalents	(13,904)	(9,928)
Cash and cash equivalents at beginning of period	26,448	23,650

Cash and cash equivalents at end of period	$12,544	$13,722

See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)
1. Basis of Presentation
National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has grown to provide services to approximately 23,500 clients in 36 states.
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
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
2. Recent Accounting Pronouncements
Presentation of Insurance Claims and Related Insurance Recoveries — In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The adoption of ASU 2010-24 is effective for the Company beginning October 1, 2011. With its adoption, the Company’s accounting for insurance recoveries and related claim liability will change on a prospective basis on the date of adoption. The Company is evaluating the impact of this guidance on its financial statements.
Disclosure of Supplementary Pro Forma Information for Business Combinations — In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires a public entity to disclose pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the fiscal year had been as of the beginning of the annual reporting period or the beginning of the comparable prior annual reporting period if showing comparative financial statements. ASU 2010-29 is effective prospectively for the Company for business combinations for which the acquisition date is on or after October 1, 2011.

3. Comprehensive Loss
The components of comprehensive loss and related tax effects are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
(in thousands)	2011	2010	2011	2010
Net loss	$(13,058)	$(4,656)	$(11,292)	$(4,698)
Changes in unrealized gain on derivatives net of taxes of $0 and $1,207 for the three months ended March 31, 2011 and 2010, respectively and $0 and $2,370 for the six months ended March 31, 2011 and 2010, respectively	—	1,777	—	3,490
Changes in unrealized gain on available-for-sale debt securities net of taxes of $531 and $107 for the three months ended March 31, 2011 and 2010, respectively and $390 and $142 for the six months ended March 31, 2011 and 2010, respectively	(782)	(158)	(575)	210

Comprehensive loss	$(13,840)	$(3,037)	$(11,867)	$(998)

4. Long-Term Debt
The Company’s long-term debt consists of the following:

	March 31,	September 30,
(in thousands)	2011	2010
Term loan, principal and interest due in quarterly installments through February 9, 2017	$530,000	$—
Original issue discount on term loan	(7,757)	—
Old senior term B loan, principal and interest were due in quarterly installments through June 29, 2013	—	320,763
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	—	—
Old senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 1st and August 1st (interest rate of 12.50%)	250,000	—
Original issue discount and initial purchase discount on senior notes	(11,033)	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments were due each January 1st and July 1st (interest rate of 11.25%)	—	180,000
Term loan mortgage, principal and interest due in monthly installments through June 29, 2012; variable interest rate (4.75% at September 30, 2010)	—	3,703

	761,210	504,466
Less current portion	5,300	3,667

Long-term debt	$755,910	$500,799

At September 30, 2010, the Company had $504.5 million of indebtedness, consisting of $320.8 million of indebtedness under the old senior secured term B loan facility, $180.0 million principal amount of the 11.25% Senior Subordinated Notes due 2014 (the “senior subordinated notes”) and $3.7 million outstanding under the mortgage facility. As of September 30, 2010, the Company did not have any borrowings under the old senior revolving credit facility (the “old senior revolver”).
On February 9, 2011, the Company completed refinancing transactions, which included entering into senior secured credit facilities and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”).
Also, in connection with the refinancing transactions, the old senior secured credit facilities and the mortgage facility were repaid. Approximately $171.9 million of the senior subordinated notes were purchased on February 9, 2011 pursuant to a tender offer and consent solicitation for the senior subordinated notes and the remaining senior subordinated notes were redeemed prior to March 31, 2011.
The Company incurred $19.3 million of expenses related to the refinancing transactions including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes, (ii) $7.9 million related to the acceleration of deferred financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on the Company’s consolidated statements of operations as Extinguishment of debt.

Senior Secured Credit Facilities
On February 9, 2011, the Company entered into new senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility (the “term loan”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”) and a (ii) $75.0 million five-year senior secured revolving credit facility (the “senior revolver”). The Company refers to these facilities as the “senior secured credit facilities”.
Term loan
The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0-50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The variable interest rate on the term loan is equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at the Company’s option. At March 31, 2011, the variable interest rate on the term loan was 7.0%.
Senior revolver
During the three months ended March 31, 2011, the Company borrowed $6.9 million under the senior revolver and repaid the borrowings in the same period. The Company had $75.0 million of availability under the senior revolver at March 31, 2011. As of March 31, 2011, the Company had $36.5 million of letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. The interest rates for any borrowings under the senior revolver are the same as the term loan.
Senior Notes
On February 9, 2011, the Company issued $250.0 million of the senior notes at a price equal to 97.737% of their face value, for net proceeds of $244.3 million. The net proceeds were reduced by an initial purchasers’ discount of $5.6 million. The senior notes are the Company’s unsecured obligations and are guaranteed by certain of the Company’s existing subsidiaries.
Cash paid for interest
Total cash paid for interest on the Company’s debt amounted to $18.7 million and $15.8 million for the three months ended March 31, 2011 and 2010, respectively and $21.0 million and $21.8 million for the six months ended March 31, 2011 and 2010, respectively.
Covenants
The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on the Company’s ability to incur additional debt, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. In addition, the senior credit agreement governing our senior secured credit facilities contains financial covenants that require the Company to maintain a specified consolidated leverage ratio and consolidated interest coverage ratio commencing with the quarter ending September 30, 2011.
The Company is restricted from paying dividends to NMH Holdings, LLC (“Parent”) in excess of $15.0 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes, and certain other expenses.
Derivatives
The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 and ending September 30, 2014. The Company entered into this interest rate swap to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.54650% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under the Company’s term loan, this swap effectively fixes the Company’s cost of borrowing for $400.0 million of the term loan at 7.7965% per annum for the term of the swap.

The Company will account for the interest rate swap as a cash flow hedge. The effectiveness of the hedge relationship will be assessed on a quarterly basis during the term of the hedge.
5. Shareholder’s Equity
Common Stock
The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.
Dividend to Parent
On February 9, 2011, as part of the refinancing transactions described in Note 4, the Company paid a dividend of $219.7 million to Parent, which in turn made a distribution of $219.7 million to its direct parent, NMH Holdings, Inc. (“NMH Holdings”). NMH Holdings used the proceeds of the distribution to (i) repurchase $210.9 million aggregate principal amount of the Senior Floating Rate Toggle Notes due 2014 (the “NMH Holdings notes”) at a premium and (ii) pay related fees and expenses.
6. Business Combinations
The operating results of the businesses acquired during the three months ended March 31, 2011 were included in the consolidated statements of operations from the date of acquisition. The Company accounted for the acquisitions under the purchase method of accounting and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill.
During the three months ended March 31, 2011, the Company acquired two companies complementary to its business engaged in behavioral health and human services for total fair value consideration of $0.4 million. As a result of these acquisitions, the Company recorded $0.2 million of goodwill and $0.2 million of intangible assets in the Human Services segment.
During the six months ended March 31, 2011, the Company acquired five companies complementary to its business engaged in behavioral health and human services for total fair value consideration of $3.3 million. As a result of these acquisitions, the Company recorded $1.0 million of goodwill and $1.4 million of intangible assets in the Human Services segment and $0.2 million of goodwill and $0.4 million of intangible assets in the Post-Acute Specialty Rehabilitation Services segment. The remaining purchase price was allocated to tangible assets.
Contingent consideration
Springbrook On January 15, 2010, the Company acquired the assets of Springbrook, Inc. and an affiliate (together, “Springbrook”) for total fair value consideration of $9.3 million, subject to increase based on an earn-out. The earn-out provided that an additional $3.5 million in cash could be paid based upon the purchased entity’s achieving certain earnings targets (the “earn-out”). The fair value of the earn-out on the date of acquisition was $1.6 million. For the six months ended March 31, 2011, the fair value of the earn-out increased $0.3 million. Since the initial estimate, the fair-value of the earn-out has increased to $3.4 million based on actual financial performance of Springbook. The increase in the fair-value of the earn-out is being recognized as a charge to earnings and is included in general and administrative expenses in the consolidated statements of operations.

IFCS On June 1, 2009, the Company acquired the stock of Institute for Family Centered Services, Inc. (“IFCS”) for total cash of $11.5 million. This acquisition took place prior to the October 1, 2009 change in authoritative guidance and as a result, any adjustments to the earn-out are recorded to goodwill. During fiscal 2010, the Company accrued an additional $3.3 million of expected earn-out which was paid during the three months ended December 31, 2010.
7. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the six months ended March 31, 2011 are as follows:

		Post Acute
		Specialty
	Human	Rehabilitation
(in thousands)	Services	Services	Total
Balance as of September 30, 2010	$169,885	$59,872	$229,757
Goodwill acquired through acquisitions	1,026	237	1,263
Adjustments to goodwill, net	65	(267)	(202)

Balance as of March 31, 2011	$170,976	$59,842	$230,818

The adjustments to goodwill relate to the finalization of the purchase price for acquisitions during the measurement period.
Intangible Assets
Intangible assets consist of the following as of March 31, 2011:

	Gross
	Carrying	Accumulated	Intangible
Description	Value	Amortization	Assets, Net
(in thousands)
Agency contracts	$467,515	$128,495	$339,020
Non-compete/non-solicit	1,044	508	536
Relationship with contracted caregivers	12,804	6,755	6,049
Trade names	4,039	1,674	2,365
Trade names	47,700	—	47,700
Licenses and permits	42,713	17,828	24,885
Intellectual property	904	237	667

	$576,719	$155,497	$421,222

Intangible assets consist of the following as of September 30, 2010:

	Gross
	Carrying	Accumulated	Intangible
Description	Value	Amortization	Assets, Net
(in thousands)
Agency contracts	$465,679	$113,418	$352,261
Non-compete/non-solicit	1,044	403	641
Relationship with contracted caregivers	12,804	5,977	6,827
Trade names	4,039	1,463	2,576
Trade names	47,700	—	47,700
Licenses and permits	42,713	15,693	27,020
Intellectual property	904	172	732

	$574,883	$137,126	$437,757

Amortization expense was $9.1 million and $8.6 million for the three months ended March 31, 2011 and 2010, respectively and $18.4 million and $16.9 million for the six months ended March 31, 2011 and 2010, respectively.

8. Related Party Transactions
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
This agreement was amended and restated effective February 9, 2011 to provide for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company expensed $0.3 million of management fees and expenses for the three months ended March 31, 2011 and 2010 and $0.7 million and $0.6 million for the six months ended March 31, 2011 and 2010, respectively.
Consulting Agreements
During fiscal 2010, the Company engaged Alvarez & Marsal Healthcare Industry Group (“Alvarez & Marsal”) to provide certain transaction advisory and other services. A Company director, Guy Sansone, is a Managing Director at Alvarez & Marsal and the head of its Healthcare Industry Group. The engagement resulted in aggregate fees of $0.6 million for the six months ended March 31, 2011, and was approved by the Company’s Audit Committee. Mr. Sansone is not a member of the Company’s Audit Committee and was not personally involved in the engagement.
The Company engaged Duff & Phelps, LLC as a financial advisor in connection with the refinancing transactions described in Note 4, including the repurchase of the NMH Holdings notes, and related matters. According to public filings, Vestar owns 12.4% of the Class A common stock of Duff & Phelps Corporation, the parent company of Duff & Phelps, LLC, and one of Vestar’s principals serves on the Board of Directors of Duff & Phelps Corporation but was not personally involved in this engagement. This engagement resulted in fees of approximately $0.2 million during the six months ended March 31, 2011 and was approved by the Company’s Board of Directors, with the Vestar members abstaining from voting.
Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of California, Nevada and Arkansas, which have various expiration dates extending out as far as February 2020. In connection with the acquisition of NeuroRestorative in the second quarter of fiscal 2010, the Company entered into a lease of a treatment facility in Arkansas with a former shareholder and executive who is providing consulting services. The lease is an operating lease with an initial ten-year term, and the total expected minimum lease commitment is $7.0 million.
Related party lease expense was $1.2 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively and $2.4 million and $2.1 million for the six months ended March 31, 2011 and 2010, respectively
Investment in Related Party Debt Securities
During fiscal 2009, the Company purchased $11.5 million in aggregate principal amount of the NMH Holdings notes for $6.6 million. The security was classified as an available-for-sale debt security and recorded on the Company’s consolidated balance sheets as Investment in related party debt securities. Cash interest on the NMH Holdings notes accrued at a rate per annum, reset quarterly, equal to LIBOR plus 6.375%, and PIK Interest (defined below) accrued at the cash interest rate plus 0.75%. NMH Holdings paid all of the interest on the NMH Holdings notes entirely by increasing the principal amount of the NMH Holdings notes or issuing new notes (“PIK Interest”).

The carrying value of the asset increased after it was purchased as a result of the Company recording (i) PIK Interest income and (ii) accretion of the purchase discount on the security. The Company’s investment in related-party debt securities was reflected on the Company’s consolidated balance sheets at fair value with the unrealized holding gain recorded in accumulated other comprehensive income.
NMH Holdings purchased the NMH Holdings notes held by the Company on February 9, 2011 in connection with the refinancing transactions.
9. Fair Value Measurements
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
Assets and liabilities recorded at fair value at March 31, 2011 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
(In thousands):
Contingent consideration	$(3,362)	$—	$—	$(3,362)
Assets and liabilities recorded at fair value at September 30, 2010 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands):
Cash equivalents	$15,500	$15,500	$—	$—
Investment in related party debt securities	$10,599	$—	$10,599	$—
Contingent consideration	$(3,041)	$—	$—	$(3,041)
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

Due to Seller
Balance at September 30, 2010	$(3,041)
Change in fair value of contingent consideration	(321)

Balance at March 31, 2011	$(3,362)

At March 31, 2011, the carrying values of cash, accounts receivable and accounts payable approximated fair value. The carrying value and fair value of the Company’s debt instruments are set forth below:

	March 31, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In thousands)
Senior subordinated notes (retired February 9, 2011)	$—	$—	$180,000	$184,050
Senior notes (issued February 9, 2011)	$238,967	$239,375	—	—
The Company estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available.
10. Income Taxes
The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended March 31, 2011, the Company’s effective income tax rate was 34.7% compared to an effective tax rate of 61.6% for the three months ended March 31, 2010. For the six months ended March 31, 2011, the Company’s effective income tax rate was 33.2% compared to an effective tax rate of 86.3% for the six months ended March 31, 2010. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, net operating losses not benefited and changes in the applicability of certain employment tax credits.
NMH Holdings files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company’s reserve for uncertain income tax positions at March 31, 2011 is $4.9 million. There has been no change in unrecognized tax benefits in the six months ended March 31, 2011 and the Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.
11. Segment Information
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

		Post-Acute
		Specialty
(in thousands)	Human	Rehabilitation
For the three months ended March 31,	Services	Services	Corporate	Consolidated
2011
Net revenue	$223,678	$43,268	$—	$266,946
Income (loss) from operations	20,660	4,387	(14,704)	10,343
Total assets	564,405	157,866	307,408	1,029,679
Depreciation and amortization	10,803	3,088	1,122	15,013
2010
Net revenue	$219,151	$31,851	$—	$251,002
Income (loss) from operations	19,417	3,415	(12,082)	10,750
Depreciation and amortization	10,875	2,183	1,173	14,231

		Post-Acute
		Specialty
(in thousands)	Human	Rehabilitation
For the six months ended March 31,	Services	Services	Corporate	Consolidated
2011
Net revenue	$446,906	$86,567	$—	$533,473
Income (loss) from operations	40,954	9,245	(28,984)	21,215
Total assets	564,405	157,866	307,408	1,029,679
Depreciation and amortization	21,668	6,081	2,271	30,020
2010
Net revenue	$440,521	$60,487	$—	$501,008
Income (loss) from operations	39,508	6,546	(24,057)	21,997
Depreciation and amortization	21,925	4,135	2,338	28,398
12. Accruals for Self-Insurance and Other Commitments and Contingencies
The Company maintains insurance for professional and general liability, workers’ compensation liability, automobile liability and health insurance liabilities that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured.
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
During fiscal 2010, the Company’s wholly-owned subsidiary captive insurance company provided coverage for the Company’s self-insured portion of professional and general liability claims and its employment practices liability. The accounts of the captive insurance company were fully consolidated with those of the other operations of the Company in the Company’s consolidated financial statements for fiscal 2010. Effective September 30, 2010, the captive insurance subsidiary was dissolved and the Company is no longer self-insured through the captive subsidiary as of that date.

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
13. Subsequent Events
On May 10, 2011, the board of directors of NMH Investment, the indirect parent company of the Company, approved an amendment (the “Amendment”) to the NMH Investment, LLC Amended and Restated 2006 Unit Plan (the “2006 Unit Plan”) to authorize the issuance of Class F Common Units (the “Class F Common Units”) of NMH Investment, a new class of non-voting equity units of NMH Investment, under the 2006 Unit Plan. Pursuant to the Amendment, up to 5,396,388 Class F Common Units may be issued under the 2006 Unit Plan to senior managers of the Company as equity-based compensation. In addition, the terms of the Class B, C and D Common Units were amended to accelerate the vesting of any unvested Class B, C and D Common Units so that they became 100% vested on May 10, 2011.

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
Overview
We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, we have grown to provide services to approximately 23,500 clients in 36 states.
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

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services. Similarly, growth for our ARY services has been driven by favorable demographics. Demand for our SRS services has also grown as faster emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury, as well as spinal cord and other catastrophic injuries. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and “step-down” for individuals who no longer require care in acute settings.
Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Since the beginning of the recent economic downturn, our government payors in several states have responded to deteriorating revenue collections by implementing provider rate reductions, including in the states of Arizona, California, Indiana and Minnesota. In total, rate reductions implemented since October 1, 2008 have reduced revenue by approximately $16 million or about 1.6% of revenue. In addition, the volume of referrals to our programs has also been constrained in many markets as payors have taken steps to reduce spending. With the termination of the enhanced federal Medicaid funding after June 30, 2011 and the significant budgetary challenges confronting state governments for fiscal 2012, which begins July 1, 2011 in most states, we expect some of our public payors will implement additional rate reductions in the coming months.
Historically, pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services, although we have suffered rate reductions in the current recessionary environment. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. The majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.
Expansion
We have grown our business through expansion of existing markets and programs as well as through acquisitions.
Organic Growth
We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During the twelve months ended March 31, 2011, operating losses on new starts for programs started within the previous 18 months were $1.8 million.
Acquisitions
As of March 31, 2011, we have completed 31 acquisitions since 2005, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.
During the three months ended March 31, 2011, we acquired two companies complementary to our business for total fair value consideration of $0.4 million. Both companies are included in the Human Services segment.
For additional information on the acquisitions made during three and six months ended March 31, 2011, see “Note 6. Business Combinations” to our consolidated financial statements included elsewhere in this report.

Divestitures
We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.
Net revenue
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the three months ended March 31, 2011, we derived approximately 90% of our net revenue from state and local government payors and approximately 10% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. Reserves are provided when estimable and probable. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.
Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.
Expenses
Expenses directly related to providing services are classified as cost of revenue. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to our Mentors, residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food, medicine and transportation costs for clients requiring services and insurance costs. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy costs as well as professional expenses such as consulting and accounting services. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.
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
Occupancy costs represent a significant portion of our operating costs. As of March 31, 2011, we owned 401 facilities and one office, and we leased 945 facilities and 270 offices. We incur no facility costs for services provided in the home of a Mentor.

Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled 0.9% and 0.4% of our net revenue for the three months ended March 31, 2011 and 2010, respectively and 1.0% and 0.4% of our net revenue for the six months ended March 31, 2011 and 2010, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $2.5 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively, and $5.2 million and $2.1 million for the six months ended March 31, 2011 and 2010, respectively. Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. We have historically self-insured amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Commencing October 1, 2010, we pay substantially higher premiums for our professional and general liability policies, and our self-insured retentions substantially exceed the amounts we previously had. Since October 1, 2010, we have had self-insured retentions for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate.
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
Results of Operations
The following table sets forth income (loss) from operations as a percentage of net revenue for the periods indicated:

		Post Acute Specialty
For the Three Months Ended March 31,	Human Services	Rehabilitation Services	Corporate	Consolidated
(In thousands)
2011
Net revenue	$223,678	$43,268	$—	$266,946
Income (loss) from operations	20,660	4,387	(14,704)	10,343
Operating margin	9.2%	10.1%	—	3.9%
2010
Net revenue	$219,151	$31,851	$—	$251,002
Income (loss) from operations	19,417	3,415	(12,082)	10,750
Operating margin	8.9%	10.7%	—	4.3%

		Post-Acute Specialty
Six Months Ended March 31,	Human Services	Rehabilitation Services	Corporate	Consolidated
(in thousands)
2011
Net revenue	$446,906	$86,567	$—	$533,473
Income (loss) from operations	40,954	9,245	(28,984)	21,215
Operating margin	9.2%	10.7%	—	4.0%
2010
Net revenue	$440,521	$60,487	$—	$501,008
Income (loss) from operations	39,508	6,546	(24,057)	21,997
Operating margin	9.0%	10.8%	—	4.4%

Three months ended March 31, 2011 compared to three months ended March 31, 2010
Consolidated
Consolidated revenue for the three months ended March 31, 2011 increased by $15.9 million, or 6.4%, compared to revenue for the three months ended March 31, 2010. Revenue increased $11.3 million related to acquisitions that closed during and after the three months ended March 31, 2010 and $4.6 million related to organic growth, including growth related to new programs. Modest organic growth was achieved despite the negative impact of rate reductions in several states, including Indiana (5%), Oregon (multiple cuts to I/DD day and residential services) and Wisconsin (individual, client-specific adjustments).
Consolidated income from operations decreased from $10.8 million or 4.3% of revenue, for the three months ended March 31, 2010 to $10.3 million or 3.9% of revenue, for the three months ended March 31, 2011.
Our operating margin was negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin, as well as an increased expense relating to professional and general and employment practices liability. During the three months ended March 31, 2011, we incurred higher reserves against higher self-insured retentions and paid higher premiums for professional and general liability policies, which resulted in an additional $1.5 million of expense. We also incurred higher reserves for employment practices liability claims, which resulted in an additional $1.3 million of expense during the current quarter.
Also during the three months ended March 31, 2011, we recorded $2.4 million for the payment of one-time discretionary bonuses in recognition of individuals’ contributions to enabling the successful closing of the refinancing transactions described in Note 4 (the “transaction recognition bonuses”). The transaction recognition bonuses are included in general and administrative expense in the accompanying consolidated statement of operations. Our occupancy expense increased by $1.5 million, almost all of it related to acquisitions in our Post-Acute Specialty Rehabilitation Services segment, and we recorded $0.8 million expense related to a restructuring of corporate and certain field functions.
The decrease in income from operations was partially offset by an expense reduction from our on-going cost containment efforts.
Depreciation and amortization expense increased $0.8 million during the three months ended March 31, 2011 due to an increase in amortizable assets resulting from acquisitions in the period.
During the three months ended March 31, 2011, we recorded an additional $19.3 million of expenses related to the refinancing transactions including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes, (ii) $7.9 million related to the acceleration of deferred financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on our consolidated statements of operations as Extinguishment of debt.
During the three months ended March 31, 2011, we recorded a $3.0 million gain as NMH Holdings, Inc. (“NMH Holdings”) repurchased the NMH Holdings notes (which we purchased at a discount) from us at a premium. The gain was recorded on our statements of operations as Gain from available for sale investment security.
Interest expense increased by $2.6 million primarily due to an additional $3.6 million of expense related to our new debt structure partially offset by the payment of lower variable rate interest during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to the expiration of swap contracts at a higher fixed rate of interest during the six months ended September 30, 2010.
Human Services
Human Services revenue for the three months ended March 31, 2011 increased by $4.5 million, or 2.1%, compared to the three months ended March 31, 2010. Revenue increased $2.3 million related to organic growth, including growth related to new programs, which increased despite the negative impact of rate reductions in several states, including Indiana (5%), Oregon (multiple cuts to I/DD day and residential services) and Wisconsin (individual, client-specific adjustments). Revenue also increased $2.2 million related to acquisitions that closed during and after the three months ended March 31, 2010.
Income from operations increased from $19.4 million or 8.9% of revenue, during the three months ended March 31, 2010 to $20.7 million or 9.2% of revenue during the three months ended March 31, 2011. Income from operations was positively impacted by increased revenue and expense reduction from our ongoing cost-containment efforts. Partially offsetting this was an increase in expense related to our higher self-insured retentions and premiums for professional and general liability policies as well as an increase in our employment practices liability reserves due to development of claims. During the three months ended March 31, 2011, we recorded an additional $1.2 million related to professional and general liability expense and an additional $1.2 million related to employment practices liability. Operating margin was also negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin.
Post-Acute Specialty Rehabilitation Services
Post-Acute Specialty Rehabilitation Services revenue for the three months ended March 31, 2011 increased by $11.4 million, or 35.8%, compared to the three months ended March 31, 2010. This increase was due to growth of $9.1 million related to acquisitions that closed during and after the three months ended March 31, 2010 and $2.3 million related to organic growth, including growth related to new programs.

Income from operations increased from $3.4 million for the three months ended March 31, 2010 to $4.4 million for the three months ended March 31, 2011, while operating margin decreased from 10.7% to 10.1% for the same period. Our margin was negatively impacted by a $1.4 million increase in occupancy expense as a result of acquisitions.
Corporate
Total corporate expenses increased by $2.6 million from the three months ended March 31, 2010 to $14.7 million for the three months ended March 31, 2011. During the three months ended March 31, 2011, we recorded an additional $2.4 million related to the payment of transaction recognition bonuses and $0.8 million related to restructuring of corporate and certain field functions.
Six months ended March 31, 2011 compared to six months ended March 31, 2010
Consolidated
Consolidated revenue for the six months ended March 31, 2011 increased by $32.5 million, or 6.5%, compared to revenue for the six months ended March 31, 2010. Revenue increased $25.8 million related to acquisitions that closed during and after fiscal 2010 and $6.7 million related to organic growth, including growth related to new programs. Modest organic growth was achieved despite the negative impact of rate reductions in several states, including Indiana (5%), Oregon (multiple rate cuts to I/DD day and residential services) and Wisconsin (individual, client-specific adjustments).
Consolidated income from operations decreased from $22.0 million or 4.4% of revenue, for the six months ended March 31, 2010 to $21.2 million or 4.0% of revenue, for the six months ended March 31, 2011.
Our operating margin was negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin, as well as an increased expense relating to professional and general and employment practices liability. During the six months ended March 31, 2011, we incurred higher reserves against higher self-insured retentions and paid higher premiums for professional and general liability policies, which resulted in an additional $3.2 million of expense. We also incurred higher reserves for employment practices liability claims, which resulted in an additional $1.3 million of expense during the six months ended March 31, 2011.
Also during the six months ended March 31, 2011, we recorded $3.3 million related to an increase in occupancy expense primarily related to acquisitions in our Post-Acute Specialty Rehabilitation Services segment and $2.4 million related to the payment of transaction recognition bonuses. The transaction recognition bonuses are included in general and administrative expense in the accompanying consolidated statement of operations. In addition, we recorded $1.6 million related to restructuring of corporate and certain field functions, an additional $0.5 million in consulting and legal costs related to a transaction which was not completed and $0.3 million of expense related to a contingent earn-out adjustment from the Springbrook acquisition.
The decrease in income from operations was partially offset by an expense reduction from our on-going cost containment efforts.
Depreciation and amortization expense increased $1.6 million during the six months ended March 31, 2011 due to an increase in amortizable assets resulting from acquisitions in the period.
During the six months ended March 31, 2011, we recorded an additional $19.3 million of expenses related to the refinancing transactions including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes, (ii) $7.9 million related to the acceleration of deferred financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on our consolidated statements of operations as Extinguishment of debt.
During the six months ended March 31, 2011, we recorded a $3.0 million gain as NMH Holdings repurchased the NMH Holdings notes (which we purchased at a discount) from us at a premium. The gain was recorded on our statements of operations as Gain from available for sale investment security.
Our interest expense decreased by $1.1 million during the six months ended March 31, 2011 due to the payment of lower variable rate interest during the six months ended March 31, 2011 compared to the six months ended March 31, 2010 due to the expiration of swap contracts at a higher fixed rate of interest during the six months ended September 30, 2010.
Human Services
Human Services revenue for the six months ended March 31, 2011 increased by $6.4 million, or 1.4%, compared to the six months ended March 31, 2010. Revenue increased $5.3 million related to acquisitions that closed during and after fiscal 2010 and $1.1 million related to organic growth, including growth related to new programs. Modest organic growth was achieved despite the negative impact of rate reductions in several states, including Indiana (5%), Oregon (multiple rate cuts to I/DD day and residential services) and Wisconsin (individual, client-specific adjustments).

Income from operations increased from $39.5 million or 9.0% of revenue, during the six months ended March 31, 2010 to $41.0 million or 9.2% of revenue during the six months ended March 31, 2011. Income from operations was positively impacted by increased revenue and expense reduction from our ongoing cost-containment efforts. Partially offsetting this was an increase in expense related to our higher self-insured retentions and premiums for professional and general liability policies as well as an increase in our employment practices liability reserves due to development of claims. During the six months ended March 31, 2011, we recorded an additional $2.3 million related to professional and general liability expense and an additional $1.2 million related to employment practices liability. Operating margin was also negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin.
Post-Acute Specialty Rehabilitation Services
Post-Acute Specialty Rehabilitation Services revenue for the six months ended March 31, 2011 increased by $26.1 million, or 43.1%, compared to the six months ended March 31, 2010. This increase was due to growth of $20.5 million related to acquisitions that closed during and after fiscal 2010 and $5.6 million related to organic growth, including growth related to new programs.
Income from operations increased from $6.5 million for the six months ended March 31, 2010 to $9.2 million for the six months ended March 31, 2011, while operating margin decreased slightly from 10.8% to 10.7% for the same period. Our margin was negatively impacted by a $3.1 million increase in occupancy expense as a result of acquisitions.
Corporate
Total corporate expenses increased by $4.9 million from the six months ended March 31, 2010 to $29.0 million for the six months ended March 31, 2011. During the six months ended March 31, 2011, we recorded an additional $2.4 million related to the payment of transaction recognition bonuses, $1.6 million related to restructuring of corporate and certain field functions, an additional $0.5 million in consulting and legal costs related to a transaction which was not completed and $0.3 million of expense related to a contingent earn-out adjustment from the Springbrook acquisition.
Liquidity and Capital Resources
Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities and available borrowings under our senior revolver (as defined below).
Operating activities
Cash flows provided by operating activities for the six months ended March 31, 2011 were $17.7 million compared to $31.8 million for the six months ended March 31, 2010. The decrease was due to (i) a decrease in operating income primarily from the refinancing transactions including $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes and (ii) an increase in working capital due to the timing of vendor payments and tax payments. Excluding the impact to operating income from the refinancing related items, cash flow from operations would be $28.5 million for the six months ended March 31, 2011. Partially offsetting the increase in working capital was a decrease in accounts receivable as our days sales outstanding decreased two days from 47 days at September 30, 2010 to 45 days at March 31, 2011.
Investing activities
Net cash used in investing activities was $62.0 million for the six months ended March 31, 2011 compared to $39.8 million for the six months ended March 31, 2010.
Cash paid for acquisitions was $3.4 million for the six months ended March 31, 2011 and included cash paid for five acquisitions, including New Start Homes, ViaQuest, Phoenix Homes, SunnySide Homes and TheraCare. Cash paid for acquisitions for the six months ended March 31, 2010 was $29.2 million, primarily reflecting the acquisitions of NeuroRestorative for $17.0 million and Springbrook for $6.3 million. In addition to NeuroRestorative and Springbrook, we acquired Villages for total consideration of $6.0 million. Cash paid for property and equipment for the six months ended March 31, 2011 was $9.2 million, or 1.7% of revenue and cash paid for property and equipment for the six months ended March 31, 2010 was $9.1 million, or 1.8% of revenue.

In addition, during the six months ended March 31, 2011, our restricted cash balance increased to $50.8 million primarily due to the $50.0 million which was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility.
Financing activities
Net cash provided by financing activities was $30.4 million for the six months ended March 31, 2011 compared to $1.9 million used in financing activities for the six months ended March 31, 2010.
Net cash provided by financing activities for the six months ended March 31, 2011 include the following items related to the refinancing transaction:

(In millions)
Repayment of long-term debt	$(504.4)
Proceeds from the issuance of long-term debt	761.7
Dividend to Parent	(206.4)
Payments of deferred debt financing costs	(15.5)
See “-Debt and Refinancing Arrangements” for a description of the refinancing transactions.
In addition to the refinancing related items, net cash used in financing activities for the six months ended March 31, 2011 included an earn-out payment of $3.3 million for the IFCS acquisition, which we acquired in fiscal 2009. Also during the six months ended March 31, 2011, we paid a dividend of $0.6 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $0.6 million to NMH Investment, LLC (“NMH Investment”). NMH Investment used the proceeds of the dividend to repurchase its preferred and common equity units from certain employees upon or after their departures.
Our principal sources of funds are cash flows from operating activities and available borrowings under our senior revolver. We believe that these funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.
Debt and Financing Arrangements
On February 9, 2011, we completed refinancing transactions, which included entering into a senior credit agreement (the “senior credit agreement”) for senior secured credit facilities (the “senior secured credit facilities”) and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”). We used the net proceeds from the senior secured credit facilities ($520.9 million) and the senior notes ($238.7 million), together with cash on hand, to: (i) repay all amounts owing under our old senior secured credit facilities and our mortgage facility; (ii) purchase $171.9 million of our senior subordinated notes; (iii) pay $9.6 million to NMH Holdings related to a tax sharing arrangement; (iv)  declare a $219.7 million dividend to Parent, which in turn made a distribution to NMH Holdings, which used $206.4 million cash proceeds of the distribution to repurchase $210.9 million principal amount of the NMH Holdings notes at a premium, including $13.5 million principal amount of NMH Holdings notes we held as an investment; and (v) pay related fees and expenses.
Senior Secured Credit Facilities
We entered into senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility (the “term loan”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”) and a (ii) $75.0 million five-year senior secured revolving credit facility (the “senior revolver”). All of our obligations under the senior secured credit facilities are guaranteed by Parent and certain of our existing subsidiaries. The obligations under the senior secured credit facilities are secured by a pledge of 100% of our capital stock and the capital stock of domestic subsidiaries owned by us and any other domestic subsidiary guarantor and 65% of the capital stock of any first tier foreign subsidiaries, and a security interest in substantially all of our tangible and intangible assets and the tangible and intangible assets of Parent and each guarantor.
At our option, we may add one or more new term loan facilities or increase the commitments under the senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million so long as certain conditions, including a consolidated leverage ratio (as defined in the senior credit agreement) of not more than 6.00 to 1.00 on a pro forma basis, are satisfied. The covenants in the indenture governing the senior notes effectively limit the amount of incremental borrowings that we may incur to not more than $75.0 million.

The senior credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) make capital expenditures; (vii) make investments, loans or advances; (viii) repay certain indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; (xiv) change the status of NMH Holdings as a passive holding company; and (xv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The senior credit agreement contains customary affirmative covenants and events of default. The senior credit agreement also requires us to maintain certain financial covenants, as described under “—Covenants” below.
Term loan
The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on our leverage ratio, if we generate certain levels of cash flow, sell certain assets or incur other indebtedness, subject to certain exceptions. We are required to repay the term loan portion of the senior credit facilities in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity. The variable interest rate on the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. At March 31, 2011, the variable interest rate on the term loan was 7.0%.
Senior revolver
During the three months ended March 31, 2011, we borrowed $6.9 million under the senior revolver and repaid the borrowings in the same period. We had $75.0 million of availability under the senior revolver at March 31, 2011 and had $36.5 million of letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rates for any borrowings under the senior revolver are the same as outlined for the term loan.
The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the senior revolver.
Senior Notes
On February 9, 2011, we issued $250.0 million in aggregate principal amount of the senior notes at a price equal to 97.737% of their face value. The senior notes mature on February 15, 2018 and bear interest at a rate of 12.50% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2011. The senior notes are our unsecured obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing subsidiaries.
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

Covenants
The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of March 31, 2011. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter, commencing with the quarter ending September 30, 2011, a consolidated leverage ratio of not more than 7.25 to 1.00. This consolidated leverage ratio will step down over time, starting with the quarter ending December 31, 2012. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter, commencing with the quarter ending September 30, 2011, a consolidated interest coverage ratio of at least 1.30 to 1.00. This interest coverage ratio will step up over time, starting with the quarter ending March 31, 2012. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.
As of March 31, 2011, our consolidated leverage ratio was 6.06 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.64 to 1.00, as calculated in accordance with the senior credit agreement. As of March 31, 2011, total debt, net of cash and cash equivalents, was $724.4 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.
Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the credit agreement, to net loss for the most recently completed four fiscal quarters ended March 31, 2011:

(In thousands)
Net loss	$(13,461)
Loss from discontinued operations, net of tax	326
Benefit for income taxes	(5,197)
Gain from available for sale investment security	(3,018)
Interest income	(22)
Interest income from related party	(1,660)
Interest expense	45,582
Depreciation and amortization	59,233
Management fee of related party	1,300
Extinguishment of debt	19,278
Loss on disposal of assets	119
Stock based compensation	603
Acquisition costs	573
Change in fair value of contingent consideration	1,745
Claims made insurance liability	1,778
Predecessor company claims	766
Transaction recognition bonuses	2,362
Restructuring expense	1,797
Terminated transaction costs	1,976
Franchise taxes, transaction fees, costs, and expenses	308
Acquired EBITDA	3,267
Disposed EBITDA	95
Operating losses from new starts	1,785

Consolidated adjusted EBITDA per the senior credit agreement	$119,535

Set forth below is an annualized calculation of consolidated interest expense as of March 31, 2011, as calculated under the credit agreement:

(In thousands)
Interest rate swap agreements	$3,230
Unused line of credit	458
Senior term B loan	37,468
Letters of credit	92
Senior subordinated notes	31,716
Capital leases	38
Interest income	(23)

Consolidated interest expense per the senior credit agreement	$72,979

Beginning September 30, 2011, the consolidated leverage ratio and the consolidated interest coverage ratios will be material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.
Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of March 31, 2011:

		Less Than			More Than
(In thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$780,000	$5,300	$10,600	$10,600	$753,500
Operating lease obligations (2)	139,102	38,821	51,459	28,873	19,949
Capital lease obligations	6,926	305	662	748	5,211
Contingent consideration	3,362	3,362	—	—	—
Standby letters of credit	36,471	36,471	—	—	—

Total obligations and commitments (3)	$965,861	$84,259	$62,721	$40,221	$778,660

(1)	Does not include interest on long term debt.

(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases

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

As of March 31, 2011, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill and long-lived assets that would indicate impairment of these assets as of March 31, 2011.
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
These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to demand for our services, the political climate and budgetary environment, our expansion efforts and the impact of our recent acquisitions, our plans for divestitures and investments in our infrastructure and business process improvements, our margins and our liquidity. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure related to the variable debt, we entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 and ending September 30, 2014. Under the terms of the swap, we receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and we make payments to the counterparty based on a fixed rate of 2.54650% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under our term loan facility, this swap effectively fixes our cost of borrowing for $400.0 million of our term loan debt at 7.7965% per annum for the term of the swap.
As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $530.0 million outstanding to $130.0 million outstanding as of March 31, 2011. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.3 million per annum.

Item 4.	Controls and Procedures.
(a)	Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer, the President and the Chief Financial Officer, to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.
(b)	Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2011, we began to transition certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, as well as the continued implementation of our new billing and accounts receivable system for additional business units, we continue to refine and optimize our new billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.
Except for the continuing centralization and optimization of our billing and accounts receivable process and related system, during the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Ten percent of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting or methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.
Our level of indebtedness could adversely affect our liquidity and ability to raise additional capital to fund our operations, and it could limit our ability to react to changes in the economy or our industry.
We have a significant amount of indebtedness and substantial leverage. As of March 31, 2011, we had total indebtedness of $786.9 million, no borrowings under our senior revolver and $75.0 million of availability under our senior revolver. Interest on our indebtedness is payable entirely in cash, whereas as of September 30, 2010, our total indebtedness was lower and our indirect parent, NMH Holdings, paid interest on the NMH Holdings notes as PIK Interest. Our annualized interest expense as of March 31, 2011 is $73.0 million as compared to $43.2 million at September 30, 2010. As of March 31, 2011, our consolidated leverage ratio was 6.06 to 1.00, as calculated in accordance with the senior credit agreement.
Our substantial degree of leverage could have important consequences, including the following:
•
it may significantly curtail our acquisitions program and may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, and general corporate or other purposes;

•
a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, future business opportunities and acquisitions and capital expenditures;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our indebtedness and contractual and commercial commitments;

•	interest rates on the portion of our variable interest rate borrowings under the senior secured credit facilities that have not been hedged may increase;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt and a lower degree of leverage;

•
we may be vulnerable if the current downturn in general economic conditions continues or if there is a downturn in our business, or we may be unable to carry out activities that are important to our growth; and

•
it may prevent us from raising the funds necessary to repurchase senior subordinated notes tendered to us if there is a change of control, which would constitute a default under the senior credit agreement governing our senior secured credit facilities.

Subject to restrictions in the indenture governing our senior notes and the senior credit agreement, we may be able to incur more debt in the future, which may intensify the risks described in this risk factor. All of the borrowings under the senior secured credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.
In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three and six months ended March 31, 2011, our aggregate rental payments for these leases, including taxes and operating expenses, were $11.9 million and $23.6 million, respectively. These obligations could further increase the risks described above.
Current credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.
Due to the general tightening of the credit markets over the last several years, our government payors or other counterparties that owe us money, such as counterparties to swap contracts, could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash-flow needs. Moreover, tax revenue continues to be down in many jurisdictions due to the economic recession and high rates of unemployment and government payors may not be able to pay us for our services until they collect sufficient tax revenue. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In addition, in the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations or increased unionization activities.
Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages, health care costs and other personnel costs, and adverse changes in client service models. We typically cannot recover our increased labor costs from payors and must absorb them ourselves. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant. In addition, The Patient Protection and Affordable Care Act signed into law on March 23, 2010 imposed and will continue to impose new mandates on employers beginning in January 2011. Given the composition of our workforce, these mandates could be material to our costs, and we are studying the potential impact of these mandates.
Although our employees are generally not unionized, we recently acquired a business in New Jersey with fifty employees who are represented by a labor union. Future unionization activities could result in an increase of our labor and other costs. The President and the National Labor Relations Board may take regulatory and other action that could result in increased unionization activities and make it easier for employees to join unions. We may not be able to negotiate labor agreements on satisfactory terms with any future labor unions. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
Covenants in our debt agreements restrict our business in many ways.
The senior credit agreement governing the senior secured credit facilities and the indenture governing the senior notes contain various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:
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
The senior credit agreement governing the senior secured credit facilities also contains restrictive covenants and requires the Company and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests. The breach of any of these covenants or financial ratios could result in a default under the senior secured credit facilities and the lenders could elect to declare all amounts borrowed there under, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

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
We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. Any claims, if successful, could result in substantial damage awards which might require us to make payments under our self-insured retentions. We had historically self-insured amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate, but as of October 1, 2010, we are self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500,000 per claim in excess of the aggregate. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from employment practice claims, governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.
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
A portion of our indebtedness, including borrowings under the senior revolver and borrowings under the term loan facility for which we have not hedged our interest rate exposure under an interest rate swap agreement, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same.
As of March 31, 2011, we had $530.0 million of floating rate debt outstanding before giving effect to the swap agreement. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $130.0 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.3 million per annum. If interest rates increase dramatically, the Company and its subsidiaries could be unable to service their debt.

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
We did not experience similar material weaknesses in connection with our audit of fiscal 2010. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. We may in the future identify material weaknesses or significant deficiencies in connection with the continuing implementation of our billing and accounts receivable system and the consolidation of our cash disbursement and accounts receivable functions at one centralized location. As we introduce new processes and people into our accounting systems, our risk of controls deficiencies and weaknesses may temporarily increase. In addition, if we continue to make acquisitions, as we expect to, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.
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
For the six months ended March 31, 2011, 15% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% took effect in Minnesota on July 1, 2009. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:
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
A portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 63.3% and 65.7% of the total assets on our balance sheet as of March 31, 2011 and September 30, 2010, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. Such a write-off could have a material adverse effect on our financial condition and results of operations.
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
Unregistered Sales of Equity Securities
No equity securities of the Company were sold during the three months ended March 31, 2011; however, the Company’s indirect parent, NMH Investment, LLC (“NMH Investment”), did sell equity securities during this period.
The following table sets forth the number of units of common equity of NMH Investment issued during the quarter ended March 31, 2011 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were issued under Rule 701 promulgated under the Securities Act of 1933.

Date	Title of Securities	Amount	Purchasers	Consideration
February 23, 2011	Class B Common Units	1,925.00	One employee	$96.25
	Class C Common Units	2,020.00		$60.60
	Class D Common Units	2,140.00		$21.40
Repurchases of Equity Securities
No equity securities of the Company were repurchased during the three months ended March 31, 2011.
The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended March 31, 2011:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate Dollar
			of Units Purchased	Value) of Shares (or
	(a) Class and		as Part of Publicly	Units) that May Yet
	Total Number of	(b) Average Price	Announced Plans	be Purchased Under
	Units Purchased	Paid per Unit	or Programs	the Plans or Programs

Month #1 (January 1, 2011 through January 31, 2011)	2,500.00 A Units	$10.00	—	N/A
	4,812.50 B Units	$0.05	—	N/A
	5,050.00 C Units	$0.03	—	N/A
	5,350.00 D Units	$0.01	—	N/A

Month #2 (February 1, 2011 through February 28, 2011)	—	—	—	N/A
	—	—	—	N/A
	—	—	—	N/A
Month #3 (March 1, 2011 through March 31, 2011)	3,100.00 A Units	$10.00	—	N/A
	4,812.50 B Units	$0.05	—	N/A
	5,050.00 C Units	$0.03	—	N/A
	5,350.00 D Units	$0.01	—	N/A

The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended March 31, 2011. NMH Investment purchased all of the units listed in the table from four of its employees upon or after their departures.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan
On May 10, 2011, the board of directors NMH Investment, LLC (“NMH Investment”), the indirect parent company of the Company, approved an amendment (the “Amendment”) to the NMH Investment, LLC Amended and Restated 2006 Unit Plan (the “2006 Unit Plan”) to authorize the issuance of Class F Common Units (the “Class F Common Units”) of NMH Investment, a new class of non-voting equity units of NMH Investment, under the 2006 Unit Plan. Pursuant to the Amendment, up to 5,396,388 Class F Common Units may be issued under the 2006 Unit Plan to senior managers of the Company as equity-based compensation.
On May 10, 2011, the compensation committee of the board of directors of the Company granted, for no cost, 4,296,387.32 Class F Common Units to senior managers of the Company, including the named executive officers in the amounts set forth below:

Number of Class F
Name	Common Units
Edward M. Murphy	701,245.51
Bruce F. Nardella	455,617.52
Denis M. Holler	355,617.52
David M. Petersen	314,780.83
The Class F Common Units will be issued pursuant to a management unit subscription agreement for Series 1 Class F Common Units (the “management unit subscription agreement”) between NMH Investment and each participant, the form of which is attached to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Management Unit Subscription Agreement
Each of the participants will enter into a management unit subscription agreement with NMH Investment with respect to his or her Class F Common Units. The management unit subscription agreement provides for vesting of the Class F Common Units depending on the length of employment with the Company. For participants who have been continuously employed by the Company since December 31, 2008, 75% of the Class F Common Units vest upon grant and 25% of the Class F Common Units will vest on the date that is 18 months following the date of grant if the participant continues to be employed by the Company on that date. For participants who have not been continuously employed by the Company since December 31, 2008, 50% of the Class F Common Units vest upon grant, 25% of the Class F Common Units vest on the date that is 18 months following the date of grant and 25% of the Class F Common Units vest on the date that is 36 months following the date of grant, in each case, if the participant continues to be employed by the Company on that date. Class F Common Units that are awarded after the initial issuances approved on May 10, 2011 will vest in three equal tranches on each of the first three anniversaries of the date on which such Class F Common Units are awarded.

The management unit subscription agreement for each of the named executive officers provides that if the named executive officer’s employment is terminated due to death, disability or retirement prior to the earlier of (i) an initial public offering by or involving NMH Investment or any of its subsidiaries or (ii) a sale of the Company, the named executive officer and each of his or her permitted transferees (collectively, an “executive officer group”) has the right, subject to certain limitations, for 45 days following the six month anniversary of his or her termination, to sell to NMH Investment, on one occasion, a number of vested Class F Common Units equal to a specified percentage (the “specified percentage”) of the total number of vested Class F Common Units held by the executive officer group, at a purchase price equal to fair market value as determined pursuant to the terms of the management unit subscription agreement (the “put right”). In order to exercise this put right, the executive officer group will also be required to simultaneously sell to NMH Investment a number of Class B, C and D Common Units equal to the specified percentage of the total number of such Class B, C and D Common Units held by the executive officer group. The specified percentage for Mr. Murphy is 38.15%, the specified percentage for Mr. Nardella is 52.23%, the specified percentage for Mr. Holler is 65.29% and the specified percentage for Mr. Petersen is 59.37%. Upon execution of the management unit subscription agreement, any existing put rights that the named executive officers may have had under the terms of existing agreements with respect to the Class B, C and D Common Units will be terminated.
If a participant’s employment with the Company is terminated prior to a sale of the Company, or if the participant engages in “competitive activity” (as defined in the management unit subscription agreement), all of the participant’s unvested Class F Common Units will be forfeited on the date of termination, and the Company has the right to purchase all of the participant’s vested Class B, C, D and F Common Units (in the case of the named executive officers, less the number of units that may have been repurchased by the Company pursuant to the put right for named executive officers) during the eight-month period following the termination date. In the event of a purchase of units at the option of the Company, (i) if the named executive officer is terminated for cause, or if the named executive officer engages in “competitive activity,” the purchase price will be equal to the lesser of fair market value and the original cost, and (ii) if the participant is terminated for any other reason, the purchase price will be equal to fair market value. If there is a sale of the Company, all Class F Common Units that have not yet vested will vest on the date of the consummation of the sale of the Company if the participant has been continuously employed by the Company through the date of the sale. Pursuant to the terms of the management unit subscription agreement, the Class F Common Units will not vest upon an initial public offering by or involving NMH Investment or any of its subsidiaries.
The management unit subscription agreement contains non-compete and non-solicitation provisions that apply through the later of (x) the first anniversary of the termination of employment and (y) the maximum number of years of base salary the participant is entitled to receive as severance upon a termination event. These restrictions are substantially the same as the existing restrictions in the management unit subscription agreements for the existing Class B, C and D Common Units. The Class F Common Units are subject to substantially the same restrictions on transfer as the existing Class B, C and D Common Units and are subject to the terms of the fifth amended and restated limited liability company agreement of NMH Investment and the securityholders agreement among NMH Investment, Vestar Capital Partners V, L.P. (“Vestar”), an affiliate of Vestar, the management investors and each of the other investors party thereto.
Amendments to Existing Preferred Units and Equity Awards
In connection with the amendment to the 2006 Unit Plan and the issuance of the Class F Common Units, NMH Investment entered into a fifth amended and restated limited liability company with Vestar, an affiliate of Vestar, and the members party thereto (the “LLC Agreement”), which amends and restates the fourth amended and restated limited liability company agreement of NMH Investment, LLC. Pursuant to the LLC Agreement, all of the Preferred Units of NMH Investment were amended such that the amount distributable in respect of each outstanding Preferred Unit was fixed based on a specified return as of December 31, 2010. In addition, the terms of the Class B, C and D Common Units were amended to accelerate the vesting of any unvested Class B, C and D Common Units so that they became 100% vested on May 10, 2011. The LLC Agreement also provides for the issuance of the Class F Common Units and the allocation of distributions of assets among the classes of Common Units. As amended, the allocations in the LLC Agreement would result in holders of the Class B, C, D and F Common Units receiving distributions of assets representing 10% of the total return on investment to common equity holders upon a sale or other liquidity event involving NMH Investment.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
May 16, 2011	By:	/s/ Denis M. Holler
Denis M. Holler
	Its:	Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit
No.		Description
3.1		Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2		By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

4.1		Indenture, dated as of February 9, 2011, among National Mentor Holdings, Inc., the subsidiary guarantors named therein, and Wells Fargo Bank, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of National Mentor Holdings, Inc. Current Report on Form 8-K filed on February 9, 2011 (the “February 9, 2011 8-K”)

4.2		Form of 12.50% Senior Note due 2018 (included as Exhibit A to Exhibit 4.1).	Incorporated by reference to Exhibit 4.1

4.3		Supplemental Indenture, dated as of January 27, 2011, between National Mentor Holdings, Inc. and U.S. Bank National Association	Incorporated by reference to Exhibit 10.3 of the February 9, 2011 8-K.

10.1
Credit Agreement, dated as of February 9, 2011, by and among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, the several lenders from time to time party thereto, and UBS, as Administrative Agent.
Incorporated by reference to Exhibit 10.1 of the February 9, 2011 8-K.

10.2
Guarantee and Security Agreement, dates as of February 9, 2011, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, certain subsidiaries of National Mentor Holdings, Inc., as subsidiary guarantors, and UBS AG, as administrative agent.
Incorporated by reference to Exhibit 10.3 of the February 9, 2011 8-K.

10.3
Management Agreement, dated as of February 9, 2011, among National Mentor Holdings, Inc., National Mentor Holdings, LLC, NMH Investment, LLC, NMH Holdings, Inc., NMH Holdings, LLC and Vestar Capital Partners.
Incorporated by reference to Exhibit 10.3 of the February 9, 2011 8-K.

10.4	*	Letter Agreement between National Mentor Holdings, Inc. and Juliette E. Fay dated February 11, 2011	Incorporated by reference to Exhibit 10.2 of National Mentor Holdings, Inc.’s Current Report on Form 10-Q for the quarterly period ended December 31, 2010.

10.5	*	The MENTOR Network Incentive Compensation Plan effective March 4, 2011.	Filed herewith

10.6	*	Second Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Filed herewith

10.7	*	Form of Management Unit Subscription Agreement (Series 1 Class F Common Units).	Filed herewith

31.1		Certification of principal executive officer.	Filed herewith

31.2		Certification of principal executive officer.	Filed herewith

31.3		Certification of principal financial officer.	Filed herewith

32		Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

*	Management contract or compensatory plan or arrangement.