Form 10-Q
period 2011-06-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2011-08-15
CIK 1338690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 15, 2011, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index
National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
National Mentor Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	June 30,	September 30,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$20,577	$26,448
Restricted cash	962	1,046
Accounts receivable, net	124,314	125,979
Deferred tax assets, net	15,530	13,571
Prepaid expenses and other current assets	10,729	14,701

Total current assets	172,112	181,745
Property and equipment, net	144,456	142,112
Intangible assets, net	410,306	437,757
Goodwill	240,526	229,757
Restricted cash	50,000	—
Other assets	20,377	13,915
Investment in related party debt securities	—	10,599

Total assets	$1,037,777	$1,015,885

Liabilities and shareholder’s equity
Current liabilities
Accounts payable	$25,614	$26,503
Accrued payroll and related costs	75,367	68,272
Other accrued liabilities	50,694	48,307
Obligations under capital lease, current	307	92
Current portion of long-term debt	5,300	3,667

Total current liabilities	157,282	146,841
Other long-term liabilities	16,158	15,166
Deferred tax liabilities, net	117,395	126,322
Obligations under capital lease, less current portion	6,542	1,624
Long-term debt, less current portion	755,326	500,799

Total liabilities	1,052,703	790,752
Shareholder’s equity
Common stock	—	—
Additional paid-in-capital	32,933	250,620
Accumulated other comprehensive (loss) income	(2,175)	575
Accumulated deficit	(45,684)	(26,062)

Total shareholder’s equity	(14,926)	225,133

Total liabilities and shareholder’s equity	$1,037,777	$1,015,885

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands)

	(Unaudited)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	$271,196	$258,785	$803,583	$758,266
Cost of revenue (exclusive of depreciation expense shown below)	209,492	199,170	621,086	582,196
Operating expenses:
General and administrative	36,586	32,719	106,006	98,819
Depreciation and amortization	16,800	14,627	46,795	42,990

Total operating expenses	53,386	47,346	152,801	141,809

Income from operations	8,318	12,269	29,696	34,261
Other income (expense):
Management fee of related party	(297)	(279)	(952)	(842)
Other income (expense), net	48	(223)	522	(349)
Extinguishment of debt	—	—	(19,278)	—
Gain from available for sale investment security	—	—	3,018	—
Interest income	11	4	22	35
Interest income from related party	—	480	684	1,425
Interest expense	(19,660)	(11,595)	(41,950)	(34,996)

(Loss) income from continuing operations before income taxes	(11,580)	656	(28,238)	(466)
(Benefit) provision for income taxes	(3,187)	1,115	(8,763)	146

Loss from continuing operations	(8,393)	(459)	(19,475)	(612)
Income (loss) from discontinued operations, net of tax	64	(242)	(147)	(4,784)

Net loss	$(8,329)	$(701)	$(19,622)	$(5,396)

See accompanying notes.

National Mentor Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)

	(Unaudited)
	Nine Months Ended
	June 30,
	2011	2010
Operating activities
Net loss	$(19,622)	$(5,396)
Adjustments to reconcile net loss to cash provided by operating activities:
Accounts receivable allowances	8,352	8,949
Depreciation and amortization of property and equipment	17,546	17,479
Amortization of other intangible assets	29,286	26,036
Amortization of original issue discount and initial purchasers discount	1,183	—
Amortization and write-off of financing costs	9,927	2,401
Accretion of investment in related party debt securities	(325)	(721)
Stock-based compensation	3,509	638
Deferred income taxes	(9,410)	(8,734)
Gain from available for sale investment security	(3,018)	—
(Gain) loss on disposal of assets	(148)	399
Change in fair value of contingent consideration	(1,745)	1,072
Non-cash impairment charge	20	6,556
Non-cash interest income from related party	(359)	(704)
Changes in operating assets and liabilities:
Accounts receivable	(6,349)	(11,407)
Other assets	2,416	(26)
Accounts payable	(1,262)	(410)
Accrued payroll and related costs	6,979	3,414
Other accrued liabilities	4,840	8,082
Other long-term liabilities	992	1,007

Net cash provided by operating activities	42,812	48,635
Investing activities
Cash paid for acquisitions, net of cash received	(12,678)	(32,776)
Purchases of property and equipment	(14,633)	(14,465)
Changes in restricted cash	(49,916)	(1,247)
Proceeds from sale of assets	753	1,069

Net cash used in investing activities	(76,474)	(47,419)
Financing activities
Repayments of long-term debt	(506,689)	(2,795)
Issuance of long term debt, net of original issue discount	761,667	—
Repayments of capital lease obligations	(169)	(96)
Cash paid for contingent consideration	(4,930)	—
Dividend to Parent	(207,855)	(95)
Payments of financing costs	(14,233)	—

Net cash provided by (used in) financing activities	27,791	(2,986)
Net decrease in cash and cash equivalents	(5,871)	(1,770)
Cash and cash equivalents at beginning of period	26,448	23,650

Cash and cash equivalents at end of period	$20,577	$21,880

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,291	$27,506
Cash paid for income taxes	$865	$1,075
Supplemental disclosure of non-cash investing activities:
Accrued contingent consideration	$800	$1,617
Accrued property, plant and equipment	$614	$153
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$5,302	$—
See accompanying notes.

National Mentor Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2011
(Unaudited)
1. Basis of Presentation
National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has grown to provide services to approximately 23,300 clients in 35 states.
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
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
2. Recent Accounting Pronouncements
Presentation of Insurance Claims and Related Insurance Recoveries — In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The adoption of ASU 2010-24 is effective for the Company beginning the first quarter of the fiscal year ending September 30, 2012 (“fiscal 2012”). With its adoption, the Company’s accounting for insurance recoveries and related claim liability will change on a prospective basis on the date of adoption. The Company is evaluating the impact of this guidance on its financial statements.
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

Presentation of Comprehensive Income — In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The final standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for the Company beginning in the first quarter of fiscal 2012. The Company is evaluating the impact of this guidance on its financial statements.
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS — In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). Under ASU 2011-04, the valuation premise of highest and best use is only relevant when measuring the fair value of nonfinancial assets. Additionally, ASU 2011-04 includes enhanced disclosure requirements for fair value measurements. ASU 2011-04 is effective for the Company beginning in the first quarter of fiscal 2012. The Company is evaluating the impact of this guidance on its financial statements.
3. Comprehensive (Loss) Income
The components of comprehensive (loss) income and related tax effects are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Net loss	$(8,329)	$(701)	$(19,622)	$(5,396)
Changes in unrealized (loss) gain on derivatives net of taxes of $(1,476) and $1,391 for the three months ended June 30, 2011 and 2010, respectively and $(1,476) and $3,761 for the nine months ended June 30, 2011 and 2010, respectively	(2,175)	2,049	(2,175)	5,539
Changes in unrealized gain (loss) on available-for-sale debt securities net of taxes of $22 for the three months ended June 30, 2010 and $(390) and $165 for the nine months ended June 30, 2011 and 2010, respectively	—	32	(575)	244

Comprehensive (loss) income	$(10,504)	$1,380	$(22,372)	$387

4. Long-Term Debt
The Company’s long-term debt consists of the following:

	June 30,	September 30,
(in thousands)	2011	2010
Term loan, principal and interest due in quarterly installments through February 9, 2017	$528,675	$—
Original issue discount on term loan, net of accumulated amortization	(7,419)	—
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 1st and August 1st (interest rate of 12.50%)	250,000	—
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(10,630)	—
Old senior term B loan, principal and interest were due in quarterly installments through June 29, 2013	—	320,763
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	—	—
Old senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments were due each January 1st and July 1st (interest rate of 11.25%)	—	180,000
Term loan mortgage, principal and interest due in monthly installments through June 29, 2012; variable interest rate (4.75% at September 30, 2010)	—	3,703

	760,626	504,466
Less current portion	5,300	3,667

Long-term debt	$755,326	$500,799

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
The Company incurred $19.3 million of expenses related to the refinancing transactions including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes, (ii) $7.9 million related to the acceleration of financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on the Company’s consolidated statements of operations as Extinguishment of debt.
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
Term loan
The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0-50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The variable interest rate on the term loan is equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at the Company’s option. At June 30, 2011, the variable interest rate on the term loan was 7.0%.
Senior revolver
At June 30, 2011, the Company had $75.0 million of availability under the senior revolver and $35.9 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. The interest rates for any borrowings under the senior revolver are the same as the term loan.
Senior Notes
On February 9, 2011, the Company issued $250.0 million of the senior notes at a price equal to 97.737% of their face value, for net proceeds of $244.3 million. The net proceeds were reduced by an initial purchasers’ discount of $5.6 million. The senior notes are the Company’s unsecured obligations and are guaranteed by certain of the Company’s existing subsidiaries.
Covenants
The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on the Company’s ability to incur additional debt, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. In addition, the senior credit agreement governing the Company’s senior secured credit facilities contains financial covenants that require the Company to maintain a specified consolidated leverage ratio and consolidated interest coverage ratio commencing with the quarter ending September 30, 2011.
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
The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $3.7 million or $2.2 million after taxes at June 30, 2011. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The entire change in fair market value is recorded in shareholder’s equity, net of tax, on the condensed consolidated balance sheets as other comprehensive loss.
5. Shareholder’s Equity
Common Stock
The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.
Dividend to Parent
On February 9, 2011, as part of the refinancing transactions described in Note 4, the Company declared a dividend of $219.7 million to Parent, which in turn made a distribution of $219.7 million to its direct parent, NMH Holdings, Inc. (“NMH Holdings”). NMH Holdings used the proceeds of the distribution to (i) repurchase $210.9 million aggregate principal amount of the Senior Floating Rate Toggle Notes due 2014 (the “NMH Holdings notes”) at a premium including $13.5 million principal amount of NMH Holdings notes the Company held as on investment and (ii) pay related fees and expenses.
6. Business Combinations
The operating results of the businesses acquired during the nine months ended June 30, 2011 were included in the consolidated statements of operations from the date of acquisition. The Company accounted for the acquisitions under the purchase method of accounting and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill, except where otherwise noted.
During the three months ended June 30, 2011, the Company acquired two companies complementary to its business engaged in behavioral health and human services for total fair value consideration of $10.1 million, including $0.8 million of accrued contingent consideration.
Inclusive Solutions. On June 1, 2011, the Company acquired the assets of MEIS, LLC and New Life Enterprises N.W. Ohio, Inc., d/b/a Inclusive Solutions (“Inclusive Solutions”) for total cash of $2.0 million. Inclusive Solutions operates in Ohio and provides community based services to individuals with developmental disabilities. The Company has to date allocated a portion of the purchase price for this acquisition to tangible assets, with the remaining allocated to goodwill in the Human Services segment. Goodwill is expected to be deductible for tax purposes. The Company is in the process of determining the appropriate amount to be allocated to specifically identified intangible assets.
Communicare. On June 23, 2011, the Company acquired the assets of Communicare, LLC (“Communicare”) for total fair value consideration of $8.1 million, including $0.8 million of accrued contingent consideration. Communicare provides health, rehabilitation and residential services in the state of Florida to individuals with brain injuries, neuromuscular disorders, spinal cord injuries, pulmonary disorders, congenital anomalies, developmental disabilities and similar conditions.

The contingent consideration is for a period of one year and provides for an additional $0.9 million in cash to be paid based upon the purchased entity’s achieving certain earnings targets. The fair value of the contingent consideration on the date of acquisition was $0.8 million. The Company is required to re-measure the fair value of the contingent consideration at each reporting date until the contingency is resolved on June 30, 2012 and changes to the fair value are recognized in earnings in the period of the change. There was no change in fair value for the quarter ended June 30, 2011.
The Company has to date allocated a portion of the purchase price for this acquisition to tangible assets, with the remaining allocated to goodwill in the Post-Acute Specialty Rehabilitation Services Segment. Goodwill is expected to be deductible for tax purposes. The Company is in the process of determining the appropriate amount to be allocated to specifically identified intangible assets.
In addition to Inclusive Solutions and Communicare, during the nine months ended June 30, 2011, the Company acquired five companies complementary to its business engaged in behavioral health and human services for total cash of $3.3 million.
As a result of the acquisitions, during the nine months ended June 30, 2011, the Company recorded $2.7 million of goodwill and $1.4 million of intangible assets in the Human Services segment and $8.3 million of goodwill and $0.4 million of intangible assets in the Post-Acute Specialty Rehabilitation Services segment. The remaining purchase price was allocated to tangible assets.
The following table summarizes the amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

	New Start			SunnySide		Inclusive
(in thousands)	Homes	ViaQuest	Phoenix	Homes	TheraCare	Solutions	Communicare	TOTAL
Accounts receivable	$—	$191	$—	$—	$—	$—	$—	$191
Identifiable intangible assets	410	600	587	156	82	—	—	1,835
Property and equipment	3	—	—	—	—	413	91	507
Accounts payable and accrued expenses	—	(116)	—	—	—	—	(800)	(916)

Total identifiable net assets	$413	$675	$587	$156	$82	$413	$(709)	$1,617

Goodwill	$237	$428	$488	$129	$68	$1,587	$8,033	$10,970
Pro forma
The unaudited pro forma results of operations provided below for the nine months ended June 30, 2011 are presented as though the acquisitions had occurred at the beginning of the period presented. The pro forma information presented below does not indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor is it a projection of the impact on future results or trends. Net revenue from the acquisitions noted above was $6.0 million from the date of acquisition. The Company has determined that the presentation of the remaining results of operations for each of these acquisitions, from the date of acquisition, is impracticable because the operations were integrated with the Company’s existing operations upon acquisition.

Nine Months Ended
(in thousands)	June 31, 2011

Net revenue	$815,425
Income from operations	$32,005
Contingent consideration
Springbrook. On January 15, 2010, the Company acquired the assets of Springbrook, Inc. and an affiliate (together, “Springbrook”) for total fair value consideration of $9.3 million, subject to increase of up to $3.5 million to be paid based upon the purchased entity’s achieving certain earnings targets. The fair value of the contingent consideration on the date of acquisition was $1.6 million. For the nine months ended June 30, 2011, the fair value of the contingent consideration increased $0.3 million which was recognized as a charge to earnings and is included in general and administrative expenses in the consolidated statements of operations. Since the initial estimate, the fair value of the contingent consideration increased to $3.4 million based on actual financial performance of Springbook and was paid by the Company in its entirety during the three months ended June 30, 2011.

IFCS. On June 1, 2009, the Company acquired the stock of Institute for Family Centered Services, Inc. (“IFCS”) for total cash of $11.5 million. This acquisition took place prior to the October 1, 2009 change in authoritative guidance and as a result, any adjustments to the contingent consideration are recorded to goodwill. During fiscal 2010, the Company accrued an additional $3.3 million of expected contingent consideration which was paid during the three months ended December 31, 2010.
7. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the nine months ended June 30, 2011 are as follows:

		Post Acute
		Specialty
	Human	Rehabilitation
(in thousands)	Services	Services	Total
Balance as of September 30, 2010	$169,885	$59,872	$229,757
Goodwill acquired through acquisitions	2,700	8,270	10,970
Adjustments to goodwill, net	66	(267)	(201)

Balance as of June 30, 2011	$172,651	$67,875	$240,526

The adjustments to goodwill relate to the finalization of the purchase price for acquisitions during the measurement period.
Intangible Assets
Intangible assets consist of the following as of June 30, 2011:

	Gross
	Carrying	Accumulated	Intangible
Description	Value	Amortization	Assets, Net
(in thousands)
Agency contracts	$465,648	$135,795	$329,853
Non-compete/non-solicit	1,044	560	484
Relationship with contracted caregivers	12,804	7,103	5,701
Trade names	3,989	1,750	2,239
Trade names (indefinite life)	47,700	—	47,700
Licenses and permits	42,473	18,779	23,694
Intellectual property	904	269	635

	$574,562	$164,256	$410,306

Intangible assets consist of the following as of September 30, 2010:

	Gross
	Carrying	Accumulated	Intangible
Description	Value	Amortization	Assets, Net
(in thousands)
Agency contracts	$465,679	$113,418	$352,261
Non-compete/non-solicit	1,044	403	641
Relationship with contracted caregivers	12,804	5,977	6,827
Trade names	4,039	1,463	2,576
Trade names (indefinite life)	47,700	—	47,700
Licenses and permits	42,713	15,693	27,020
Intellectual property	904	172	732

	$574,883	$137,126	$437,757

Amortization expense was $10.9 million and $8.8 million for the three months ended June 30, 2011 and 2010, respectively and $29.3 million and 25.8 million for the nine months ended June 30, 2011 and 2010, respectively.
During the assessment of long-lived assets that was performed during the three months ended June 30, 2011, the Company determined that the value of certain of its agency contracts, licenses and permits in the Human Services segment was impaired. As a result, the Company recorded a non-cash impairment charge which reduced the carrying amount of these long-lived assets to their fair value of zero as of June 30, 2011. The total impairment charge was $1.7 million and included a $1.6 million write off of agency contracts and $0.1 million write off of licenses and permits, all related to underperforming programs which were closed as of June 30, 2011. The fair market value of these assets was determined using management’s estimates about future cash flows, which is a Level 3 financial measurement. These impairment charges are included in Depreciation and amortization expense in the accompanying condensed consolidated statements of operations.
8. Related Party Transactions
Management Agreement
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
This agreement was amended and restated effective February 9, 2011 to provide for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company expensed $0.3 million of management fees and expenses for the three months ended June 30, 2011 and 2010 and $1.0 million and $0.8 million for the nine months ended June 30, 2011 and 2010, respectively.
Consulting Agreements
During fiscal 2010, the Company engaged Alvarez & Marsal Healthcare Industry Group (“Alvarez & Marsal”) to provide certain transaction advisory and other services. A Company director, Guy Sansone, is a Managing Director at Alvarez & Marsal and the head of its Healthcare Industry Group. The engagement resulted in aggregate fees of $0.6 million for the nine months ended June 30, 2011, and was approved by the Company’s Audit Committee. Mr. Sansone is not a member of the Company’s Audit Committee and was not personally involved in the engagement.
The Company engaged Duff & Phelps, LLC as a financial advisor in connection with the refinancing transactions described in Note 4, including the repurchase of the NMH Holdings notes, and related matters. According to public filings, Vestar owns 12.4% of the Class A common stock of Duff & Phelps Corporation, the parent company of Duff & Phelps, LLC, and one of Vestar’s principals serves on the Board of Directors of Duff & Phelps Corporation but was not personally involved in this engagement. This engagement resulted in fees of approximately $0.2 million during the nine months ended June 30, 2011 and was approved by the Company’s Board of Directors, with the Vestar members abstaining from voting.
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

Related party lease expense was $1.2 million for both the three months ended June 30, 2011 and 2010 and $3.7 million and $3.2 million for the nine months ended June 30, 2011 and 2010, respectively
Investment in Related Party Debt Securities
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
The carrying value of the asset increased after it was purchased as a result of the Company recording (i) PIK Interest income and (ii) accretion of the purchase discount on the security. The Company’s investment in related-party debt securities was reflected on the Company’s consolidated balance sheets at fair value with the unrealized holding gain recorded in accumulated other comprehensive (loss) income.
In connection with the refinancing transactions on February 9, 2011, NMH Holdings repurchased the NMH Holdings notes (which the Company purchased at a discount) from the Company at a premium. As a result, the Company recorded a gain of $3.0 million which was recorded on the statements of operations as Gain from available for sale investment security.
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
Assets and liabilities recorded at fair value at June 30, 2011 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Contingent consideration	$(800)	$—	$—	$(800)
Interest rate swap agreements	$(3,651)	$—	$(3,651)	$—

Assets and liabilities recorded at fair value at September 30, 2010 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$15,500	$15,500	$—	$—
Investment in related party debt securities	$10,599	$—	$10,599	$—
Contingent consideration	$(3,041)	$—	$—	$(3,041)
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
Contingent consideration. The fair value of the contingent consideration associated with the fiscal 2011 and 2010 acquisitions was determined based on unobservable inputs, namely management’s estimate of expected performance based on current information.
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

Due to Seller
Balance at September 30, 2010	$(3,041)
Change in fair value of contingent consideration	(321)

Balance at March 31, 2011	(3,362)

Increase related to new acquisitions	(800)
Payment of contingent consideration	3,362

Balance at June 30, 2011	$(800)

At June 30, 2011, the carrying values of cash, accounts receivable and accounts payable approximated fair value. The carrying value and fair value of the Company’s debt instruments are set forth below:

	June 30, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Senior subordinated notes (retired February 9, 2011)	$—	$—	$180,000	$184,050
Senior notes (issued February 9, 2011)	$239,370	$255,000	—	—
The Company estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available.
10. Income Taxes
The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended June 30, 2011, the Company’s effective income tax rate was 27.5% compared to an effective tax rate of 170.0% for the three months ended June 30, 2010. For the nine months ended June 30, 2011, the Company’s effective income tax rate was 31.0% compared to an effective tax rate of (31.3)% for the nine months ended June 30, 2010. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, net operating losses not benefited and changes in the applicability of certain employment tax credits.

NMH Holdings files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company’s reserve for uncertain income tax positions at June 30, 2011 is $4.9 million. There has been no change in unrecognized tax benefits in the nine months ended June 30, 2011 and the Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.
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

		Post-Acute
		Specialty
	Human	Rehabilitation
For the three months ended June 30,	Services	Services	Corporate	Consolidated
(in thousands)
2011
Net revenue	$227,414	$43,782	$—	$271,196
Income (loss) from operations	19,540	4,878	(16,100)	8,318
Total assets	560,615	162,489	314,673	1,037,777
Depreciation and amortization	12,724	3,134	942	16,800
Income (loss) from continuing operations before income taxes	2,627	1,742	(15,949)	(11,580)
2010
Net revenue	$222,279	$36,506	$—	$258,785
Income (loss) from operations	21,110	3,686	(12,527)	12,269
Depreciation and amortization	10,825	2,593	1,209	14,627
Income (loss) from continuing operations before income taxes	10,663	2,027	(12,034)	656

		Post-Acute
		Specialty
	Human	Rehabilitation
For the nine months ended June 30,	Services	Services	Corporate	Consolidated
(in thousands)
2011
Net revenue	$673,233	$130,350	$—	$803,583
Income (loss) from operations	60,658	14,123	(45,085)	29,696
Total assets	560,615	162,489	314,673	1,037,777
Depreciation and amortization	34,367	9,215	3,213	46,795
Income (loss) from continuing operations before income taxes	17,959	5,843	(52,040)	(28,238)
2010
Net revenue	$661,272	$96,994	$—	$758,266
Income (loss) from operations	60,611	10,232	(36,582)	34,261
Depreciation and amortization	32,715	6,728	3,547	42,990
Income (loss) from continuing operations before income taxes	28,717	5,941	(35,124)	(466)

12. Stock-Based Compensation
Under its equity-based compensation plan adopted in 2006, NMH Investment previously issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units to the Company’s employees and members of the Board of Directors as incentive compensation. As of June 30, 2011, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units and 6,375 Class E Units authorized for issuance under the plan. These units derive their value from the value of the Company.
On June 15, 2011, NMH Investment issued the Class F Units, a new class of non-voting common equity units of NMH Investment, as incentive compensation. Up to 5,396,388 Class F Common Units may be issued under the 2006 Unit Plan to management of the Company as equity-based compensation. In addition, the terms of the Class B, C and D Common Units were amended to accelerate the vesting of any outstanding unvested Class B, C and D Common Units so that they became 100% vested.
For participants who have been continuously employed by the Company since December 31, 2008, 75% of the Class F Common Units vested upon grant and 25% of the Class F Common Units will vest on the date that is 18 months following the date of grant if the participant continues to be employed by the Company on that date. For participants who have not been continuously employed by the Company since December 31, 2008, 50% of the Class F Common Units vested upon grant, 25% of the Class F Common Units vest on the date that is 18 months following the date of grant and 25% of the Class F Common Units vest on the date that is 36 months following the date of grant, in each case, if the participant continues to be employed by the Company on that date. Class F Common Units that are awarded after the initial issuances approved on May 10, 2011 will vest in three equal tranches on each of the first three anniversaries of the date on which such Class F Common Units are awarded.
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
The fair value of the units issued during the three months ended June 30, 2011 was calculated using the following assumptions:

Risk-free interest rate	0.68%
Expected term	3 years
Expected volatility	50%
The estimated fair value of the units, less an assumed forfeiture rate of 9.7%, was recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards. The assumed forfeiture rate is based on an average of the Company’s historical forfeiture rates, which the Company estimates is indicative of future forfeitures.
The Company recorded $3.3 million and $0.4 million of stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively, and $3.5 million and $0.6 million for the nine months ended June 30, 2011 and 2010, respectively. Stock-based compensation expense is included in general and administrative expense in the accompanying consolidated statements of operations. The summary of activity under the plan is presented below:

		Weighted Average
	Units	Grant-Date
	Outstanding	Fair Value

Nonvested balance at September 30, 2010	103,065	$3.87
Granted	4,302,473	1.01
Forfeited	(14,983)	7.50
Vested	(3,307,952)	1.09

Nonvested balance at June 30 , 2011	1,082,603	$1.01

As of June 30 2011, there was $1.0 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 1.6 years.

13. Accruals for Self-Insurance and Other Commitments and Contingencies
The Company maintains insurance for professional and general liability, workers’ compensation liability, automobile liability and health insurance liabilities that include self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured.
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
Overview
We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, we have grown to provide services to approximately 23,300 clients in 35 states.
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

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services. Similarly, growth for our ARY services has been driven by favorable demographics. Demand for our SRS services has also grown as faster emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and “step-down” for individuals who no longer require care in acute settings.
Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Since the beginning of the recent economic downturn, our government payors in several states have responded to deteriorating revenue collections by implementing provider rate reductions, including in the states of Arizona, California, Indiana and Minnesota. In total, rate reductions implemented since October 1, 2008 have reduced revenue by approximately $20 million or about 1.9% of annualized revenue. In addition, the volume of referrals to our programs has also been constrained in many markets as payors have taken steps to reduce spending. The termination of the enhanced federal Medicaid funding after June 30, 2011 contributed to significant budgetary challenges that confronted state governments for fiscal 2012, which began July 1, 2011 in most states. The result is that some of our public payors have implemented, or will implement in the coming months, additional rate reductions, particularly for our I/DD services, including the state of Minnesota which recently announced rate reductions of approximately 1.5% for Medicaid Waiver and ICF Services effective September 1, 2011.
Historically, pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services, although we suffered rate reductions during and since the recent recessionary environment. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. The majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.
Expansion
We have grown our business through expansion of existing markets and programs as well as through acquisitions.
Organic Growth
We believe that our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During the twelve months ended June 30, 2011, operating losses on new starts for programs started within the previous 18 months were $2.0 million.
Acquisitions
As of June 30, 2011, we have completed 33 acquisitions since 2005, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.
During the three months ended June 30, 2011, we acquired two companies complementary to our business, one in the Human Services segment and one in the SRS segment, for total fair value consideration of $10.1 million, including $0.8 million of accrued contingent consideration.

Divestitures
We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.
Net revenue
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For the three months ended June 30, 2011, we derived approximately 90% of our net revenue from state and local government payors and approximately 10% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. Reserves are provided when estimable and probable. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.
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
Occupancy costs represent a significant portion of our operating costs. As of June 30, 2011, we owned 398 facilities and one office, and we leased 950 facilities and 266 offices. We incur no facility costs for services provided in the home of a Mentor.
Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled 0.9% and 0.3% of our net revenue for the three months ended June 30, 2011 and 2010, respectively and 1.0% and 0.4% of our net revenue for the nine months ended June 30, 2011 and 2010, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $2.5 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively, and $7.7 million and $2.9 million for the nine months ended June 30, 2011 and 2010, respectively. Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. We have historically self-insured amounts of up to $1.0 million per claim and up to $2.0 million in the aggregate. Commencing October 1, 2010, we pay substantially higher premiums for our professional and general liability policies, and our self-insured retentions substantially exceed the amounts we previously had. Since October 1, 2010, we have had self-insured retentions for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate.

Our ability to maintain our margin in the future is dependent upon obtaining increases in rates and/or controlling our expenses. In fiscal 2008, 2009 and 2010, we invested in infrastructure initiatives and business process improvements, which had a net negative impact on our margin.
Results of Operations
The following table sets forth income (loss) from operations as a percentage of net revenue for the periods indicated:

		Post Acute Specialty
For the three months ended June 30,	Human Services	Rehabilitation Services	Corporate	Consolidated
(in thousands)
2011
Net revenue	$227,414	$43,782	$—	$271,196
Income (loss) from operations	19,540	4,878	(16,100)	8,318
Operating margin	8.6%	11.1%	—	3.1%
2010
Net revenue	$222,279	$36,506	$—	$258,785
Income (loss) from operations	21,110	3,686	(12,527)	12,269
Operating margin	9.5%	10.1%	—	4.7%

		Post-Acute Specialty
For the nine months ended June 30,	Human Services	Rehabilitation Services	Corporate	Consolidated
(in thousands)
2011
Net revenue	$673,233	$130,350	$—	$803,583
Income (loss) from operations	60,658	14,123	(45,085)	29,696
Operating margin	9.0%	10.8%	—	3.7%
2010
Net revenue	$661,272	$96,994	$—	$758,266
Income (loss) from operations	60,611	10,232	(36,582)	34,261
Operating margin	9.2%	10.5%	—	4.5%
Three months ended June 30, 2011 compared to three months ended June 30, 2010
Consolidated
Consolidated revenue for the three months ended June 30, 2011 increased by $12.4 million, or 4.8%, compared to revenue for the three months ended June 30, 2010. Revenue increased $7.7 million related to acquisitions that closed during and after the three months ended June 30, 2010 and $4.7 million related to organic growth, including growth related to new programs. Modest organic growth was achieved despite the negative impact of rate reductions in several states, including Indiana (5%), Oregon (multiple cuts to I/DD day and residential services) and Wisconsin (individual, client-specific adjustments).
Consolidated income from operations decreased from $12.3 million or 4.7% of revenue, for the three months ended June 30, 2010 to $8.3 million or 3.1% of revenue, for the three months ended June 30, 2011.
Our operating margin was negatively impacted by an additional $2.9 million of stock based compensation expense recorded during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. During the three months ended June 30, 2011, we issued additional equity units of NMH Investment to members of management and accelerated the vesting of previously outstanding units.
Depreciation and amortization expense increased $2.2 million during the three months ended June 30, 2011 primarily due to the write-off of under performing assets. During the assessment of long-lived assets that was performed during the three months ended June 30, 2011, we determined that certain of our agency contracts and licenses and permits in the Human Services segment were impaired. As a result, we recorded a non-cash impairment charge of $1.7 million which reduced the carrying amount of these long-lived assets to their fair value of zero as of June 30, 2011.
In addition, our margin was negatively impacted by an increased expense relating to professional and general liability. During the three months ended June 30, 2011, we increased our reserves against higher self-insured retentions and paid higher premiums for professional and general liability policies, which resulted in an additional $1.7 million of expense.
Also during the three months ended June 30, 2011, our operating margin was negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin, and a $1.1 million increase in occupancy expense, which included $0.7 million of expense related to a lease termination fee associated with the closing of an underperforming program in the Human Services segment. In addition, during the three months ended June 30, 2011, we recorded an additional $0.9 million of expense related to a restructuring of certain corporate and field functions.

The decrease in income from operations was partially offset by expense reduction from our on-going cost containment efforts.
Interest expense increased by $8.1 million primarily due to an increase in the average debt balance as well as an increase in the weighted average interest rate from 8.2% during the three months ended June 30, 2010 to 9.2% during the three months ended June 30, 2011.
Human Services
Human Services revenue for the three months ended June 30, 2011 increased by $5.1 million, or 2.3%, compared to the three months ended June 30, 2010. Revenue increased $2.6 million related to organic growth, including growth related to new programs, which increased despite the negative impact of rate reductions in several states, including Indiana (5%), Oregon (multiple cuts to I/DD day and residential services) and Wisconsin (individual, client-specific adjustments). Revenue also increased $2.5 million related to acquisitions that closed during and after the three months ended June 30, 2010.
Income from operations decreased from $21.1 million or 9.5% of revenue, during the three months ended June 30, 2010 to $19.5 million or 8.6% of revenue during the three months ended June 30, 2011. Income from operations was negatively impacted by a non-cash impairment charge of $1.7 million related to the write-off of under performing assets and rate reductions in several states, including Indiana, Oregon and Wisconsin. Also, our operating margin was negatively impacted by a $1.3 million increase in our professional and general liability expense and an increase in occupancy expense which included $0.7 million related to a lease termination fee associated with the closing of an underperforming program.
Partially offsetting the decrease in income from operations, income from operations was positively impacted by increased revenue and expense reduction from our ongoing cost containment efforts.
Post-Acute Specialty Rehabilitation Services
Post-Acute Specialty Rehabilitation Services revenue for the three months ended June 30, 2011 increased by $7.3 million, or 20.0%, compared to the three months ended June 30, 2010. This increase was due to growth of $5.2 million related to acquisitions that closed during and after the three months ended June 30, 2010 and $2.1 million related to organic growth, including growth related to new programs.
Income from operations increased from $3.7 million, or 10.1% of revenue for the three months ended June 30, 2010 to $4.9 million, or 11.1% of revenue for the three months ended June 30, 2011 primarily due to the increase in revenue noted above. Our margin was negatively impacted by a $0.8 million increase in occupancy expense as a result of acquisitions.
Corporate
Total corporate expenses increased by $3.6 million from the three months ended June 30, 2010 to $16.1 million for the three months ended June 30, 2011. During the three months ended June 30, 2011, we recorded an additional $2.9 million of stock based compensation expense compared to the three months ended June 30, 2010. In addition, we recorded an additional $0.8 million related to restructuring of certain corporate and field functions compared to the three months ended June 30, 2010.

Nine months ended June 30, 2011 compared to nine months ended June 30, 2010
Consolidated
Consolidated revenue for the nine months ended June 30, 2011 increased by $45.3 million, or 6.0%, compared to revenue for the nine months ended June 30, 2010. Revenue increased $34.7 million related to acquisitions that closed during and after fiscal 2010 and $10.6 million related to organic growth, including growth related to new programs. Modest organic growth was achieved despite the negative impact of rate reductions in several states, including Indiana (5%), Oregon (multiple rate cuts to I/DD day and residential services) and Wisconsin (individual, client-specific adjustments).
Consolidated income from operations decreased from $34.3 million or 4.5% of revenue, for the nine months ended June 30, 2010 to $29.7 million or 3.7% of revenue, for the nine months ended June 30, 2011.
Our operating margin was negatively impacted by an increased expense relating to professional and general liability. During the nine months ended June 30, 2011, we incurred higher reserves against higher self-insured retentions and paid higher premiums for professional and general liability policies, which resulted in an additional $4.8 million of expense compared to the nine months ended June 30, 2010.
Also during the nine months ended June 30, 2011, we recorded an additional $4.5 million in occupancy expense primarily related to (i) acquisitions in our Post-Acute Specialty Rehabilitation Services segment and (ii) $0.7 million of expense related to a lease termination fee associated with closing an underperforming program in the Human Services segment.
Depreciation and amortization expense increased $3.8 million during the nine months ended June 30, 2011 primarily due to the write-off of under performing assets, which resulted in a non-cash impairment charge of $1.7 million.
During the nine months ended June 30, 2011, we recorded an additional $2.9 million of stock based compensation expense compared to the nine months ended June 30, 2010 as we issued additional equity units of NMH Investment to members of management and accelerated the vesting of previously outstanding units.
During the nine months ended June 30, 2011, we recorded $2.4 million for the payment of one-time discretionary bonuses in recognition of individuals’ contributions to enabling the successful closing of the refinancing transactions described in Note 4 (the “transaction recognition bonuses”). The transaction recognition bonuses are included in general and administrative expense in the accompanying consolidated statement of operations. In addition, we recorded an additional $2.4 million during the nine months ended June 30, 2011 related to restructuring of certain corporate and field functions.
Our operating margin was also negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin, as well as a $1.4 million increase in reserves for employment practices liability claims.
The decrease in income from operations was partially offset by expense reduction from our on-going cost containment efforts.
During the nine months ended June 30, 2011, we recorded an additional $19.3 million of debt extinguishment expenses related to the refinancing transactions including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes, (ii) $7.9 million related to the acceleration of financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on our consolidated statements of operations as Extinguishment of debt.
During the nine months ended June 30, 2011, we recorded a $3.0 million gain as NMH Holdings repurchased the NMH Holdings notes (which we purchased at a discount) from us at a premium. The gain was recorded on our statements of operations as Gain from available for sale investment security.
Interest expense increased by $7.0 million from the nine months ended June 30, 2010 primarily due to an increase in the average debt balance partially offset by a decrease in the weighted average interest rate from 8.3% during the nine months ended June 30, 2010 to 7.8% during the nine months ended June 30, 2011. We paid a lower variable rate interest during the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010 due to the expiration of swap contracts at a higher fixed rate of interest during the three months ended September 30, 2010.
Discontinued operations for all periods presented include the operations of REM Health, REM Maryland, REM Colorado, New Hampshire MENTOR and Nebraska MENTOR, all of which are included in the Human Services segment. Loss from discontinued operations for the nine months ended June 30, 2010 included additional impairment charges recorded to close our business operations in REM Colorado and to write-down the REM Maryland assets to fair value.

Human Services
Human Services revenue for the nine months ended June 30, 2011 increased by $12.0 million, or 1.8%, compared to the nine months ended June 30, 2010. Revenue increased $7.7 million related to acquisitions that closed during and after fiscal 2010 and $4.3 million related to organic growth, including growth related to new programs. Modest organic growth was achieved despite the negative impact of rate reductions in several states, including Indiana (5%), Oregon (multiple rate cuts to I/DD day and residential services) and Wisconsin (individual, client-specific adjustments).
Income from operations remained essentially constant from $60.6 million during the nine months ended June 30, 2010 to $60.7 million during the nine months ended June 30, 2011 while operating margin decreased slightly from 9.2% of revenue to 9.0% of revenue for the same periods. Operating margin was negatively impacted by an increase in expense related to our higher self-insured retentions and premiums for professional and general liability policies. During the nine months ended June 30, 2011, we recorded an additional $3.7 million related to professional and general liability expense. Operating margin was also negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin, as well as a $1.7 million increase in depreciation and amortization expense related to the write-off of under performing assets. During the nine months ended June 30, 2011, we recorded an additional $1.3 million related to employment practices liability due to the development of claims. Also, our occupancy expense for the same period included $0.7 million related to a lease termination fee associated with the closing of an underperforming program.
Income from operations was positively impacted by increased revenue and expense reduction from our ongoing cost-containment efforts.
Post-Acute Specialty Rehabilitation Services
Post-Acute Specialty Rehabilitation Services revenue for the nine months ended June 30, 2011 increased by $33.3 million, or 34.4%, compared to the nine months ended June 30, 2010. This increase was due to growth of $27.0 million related to acquisitions that closed during and after fiscal 2010 and $6.3 million related to organic growth, including growth related to new programs.
Income from operations increased from $10.2 million, or 10.5% of revenue for the nine months ended June 30, 2010 to $14.1 million, or 10.8% of revenue for the nine months ended June 30, 2011 primarily due to the increase in revenue noted above. Our margin was negatively impacted by a $3.9 million increase in occupancy expense as a result of acquisitions.
Corporate
Total corporate expenses increased by $8.5 million from the nine months ended June 30, 2010 to $45.1 million for the nine months ended June 30, 2011. During the nine months ended June 30, 2011, we recorded an additional (i) $2.9 million of stock based compensation expense, (ii) $2.4 million related to restructuring of certain corporate and field functions and (iii) $2.4 million related to the payment of transaction recognition bonuses.
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
Operating activities
Cash flows provided by operating activities for the nine months ended June 30, 2011 were $42.8 million compared to $48.6 million for the nine months ended June 30, 2010. The decrease was primarily due to a decrease in operating income primarily as a result of the refinancing transactions including $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes. However, our working capital decreased as our days sales outstanding decreased three days from 47 days at September 30, 2010 to 44 days at June 30, 2011.

Investing activities
Net cash used in investing activities was $76.5 million for the nine months ended June 30, 2011 compared to $47.4 million for the nine months ended June 30, 2010.
Cash paid for acquisitions was $12.7 million for the nine months ended June 30, 2011 and included cash paid for seven acquisitions, namely Communicare, Inclusive Solutions, New Start Homes, ViaQuest, Phoenix Homes, SunnySide Homes and TheraCare. Cash paid for acquisitions for the nine months ended June 30, 2010 was $32.8 million, primarily reflecting the acquisitions of NeuroRestorative for $17.0 million, Springbrook for $6.3 million, Villages for $6.0 million and Anchor Inne for $3.4 million. Cash paid for property and equipment for the nine months ended June 30, 2011 was $14.6 million, or 1.8% of revenue and cash paid for property and equipment for the nine months ended June 30, 2010 was $14.5 million, or 1.9% of revenue.
In addition, during the nine months ended June 30, 2011, our restricted cash balance increased by $49.9 million primarily due to $50.0 million which was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility.
Financing activities
Net cash provided by financing activities was $27.8 million for the nine months ended June 30, 2011 compared to $3.0 million used in financing activities for the nine months ended June 30, 2010.
Net cash provided by financing activities for the nine months ended June 30, 2011 include the following items related to the refinancing transaction:

(In millions)
Repayment of long-term debt	$(504.4)
Proceeds from the issuance of long-term debt	761.7
Dividend to Parent	(206.4)
Payments of financing costs	(14.2)
See “-Debt and Refinancing Arrangements” for a description of the refinancing transactions.
In addition to the refinancing related items, net cash used in financing activities for the nine months ended June 30, 2011 included contingent consideration payments of $4.9 million. We paid $3.3 million for the IFCS acquisition, which we acquired in fiscal 2009 and we paid $3.4 million for the Springbrook acquisition which we acquired in fiscal 2010. The IFCS payment is reflected in the statements of cash flow as $3.3 million cash used in financing activities. The Springbrook payment is reflected in the statements of cash flow as (i) $1.6 million cash used in financing activities related to the liability recognized at fair value as of the acquisition date and (ii) $1.7 million cash used operating activities related to the fair value adjustments previously recognized in earnings.
Also during the nine months ended June 30, 2011, we paid a dividend of $1.5 million to NMH Holdings, LLC (“Parent”), which used the proceeds of the dividend to make a distribution to NMH Holdings, Inc. (“NMH Holdings”), which in turn used the proceeds of the distribution to pay a dividend of $1.5 million to NMH Investment, LLC (“NMH Investment”). NMH Investment used the proceeds of the dividend to repurchase its preferred and common equity units from certain employees upon or after their departures.
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
The senior credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) make capital expenditures; (vii) make investments, loans or advances; (viii) repay certain indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; (xiv) change the status of NMH Holdings as a passive holding company; and (xv) use the cash in the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The senior credit agreement contains customary affirmative covenants and events of default. The senior credit agreement also requires us to maintain certain financial covenants, as described under “Covenants” below.
Term loan
The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on our leverage ratio, if we generate certain levels of cash flow, sell certain assets or incur other indebtedness, subject to certain exceptions. We are required to repay the term loan portion of the senior credit facilities in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity. The variable interest rate on the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. At June 30, 2011, the variable interest rate on the term loan was 7.0%.
Senior revolver
We had $75.0 million of availability under the senior revolver at June 30, 2011 and had $35.9 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rates for any borrowings under the senior revolver are the same as outlined for the term loan.
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
Covenants
The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of June 30, 2011. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter, commencing with the quarter ending September 30, 2011, a consolidated leverage ratio of not more than 7.25 to 1.00. This consolidated leverage ratio will step down over time, starting with the quarter ending December 31, 2012. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter, commencing with the quarter ending September 30, 2011, a consolidated interest coverage ratio of at least 1.30 to 1.00. This interest coverage ratio will step up over time, starting with the quarter ending March 31, 2012. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.
As of June 30, 2011, our consolidated leverage ratio was 5.82 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.68 to 1.00, as calculated in accordance with the senior credit agreement. As of June 30, 2011, total debt, net of cash and cash equivalents, was $714.9 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.
Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the credit agreement, to net loss for the most recently completed four fiscal quarters ended June 30, 2011:

(In thousands)
Net loss	$(21,093)
Loss from discontinued operations, net of tax	193
Benefit for income taxes	(9,491)
Gain from available for sale investment security	(3,018)
Interest income	(29)
Interest income from related party	(1,180)
Interest expense	53,647
Depreciation and amortization	61,348

(In thousands)
Management fee of related party	1,318
Extinguishment of debt	19,278
Loss on disposal of assets	13
Stock based compensation	3,548
Acquisition costs	662
Change in fair value of contingent consideration	673
Claims made insurance liability	1,778
Predecessor company claims	766
Transaction recognition bonuses	2,362
Restructuring expense	2,665
Terminated transaction costs	1,977
Lease termination fee	713
Franchise taxes, transaction fees, costs, and expenses	160
Acquired EBITDA	4,374
Disposed EBITDA	139
Operating losses from new starts	1,967

Consolidated adjusted EBITDA per the senior credit agreement	$122,770

Set forth below is an annualized calculation of consolidated interest expense as of June 30, 2011, as calculated under the credit agreement:

(In thousands)
Interest rate swap agreements	$3,230
Unused line of credit	428
Senior term B loan	37,562
Standby letters of credit	92
Senior subordinated notes	31,515
Capital leases	169
Interest income	(29)

Consolidated interest expense per the senior credit agreement	$72,967

Beginning September 30, 2011, the consolidated leverage ratio and the consolidated interest coverage ratios will be material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.
Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of June 30, 2011:

		Less Than			More Than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations (1)	$778,675	$5,300	$10,600	$10,600	$752,175
Operating lease obligations (2)	131,949	38,274	50,591	27,149	15,935
Capital lease obligations	6,849	307	672	760	5,110
Contingent consideration	800	800	—	—	—
Standby letters of credit	35,924	35,924	—	—	—

Total obligations and commitments (3)	$954,197	$80,605	$61,863	$38,509	$773,220

(1)	Does not include interest on long term debt.

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
As of June 30, 2011, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of June 30, 2011.
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

•	our ability to control operating costs and collect accounts receivable;
•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts;
•	our ability to attract and retain experienced personnel, including members of our senior management team;
•	our ability to acquire new licenses or to maintain our status as a licensed service provider in certain jurisdictions;
•	government regulations, changes in government regulations and our ability to comply with such regulations;
•	our ability to establish and maintain relationships with government agencies and advocacy groups;
•	increased or more effective competition;
•	successful integration of acquired businesses; and
•	the potential for conflict between the interests of our majority equity holder and those of our debt holders.
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
As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $528.7 million outstanding to $128.7 million outstanding as of June 30, 2011. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense on the floating rate debt by approximately $1.3 million per annum.

Item 4.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officers) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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
Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Ten percent of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. The termination of the enhanced federal Medicaid funding after June 30, 2011 contributed to significant budgetary challenges that confronted state governments for fiscal 2012, which began July 1, 2011 in most states. The result is that some of our public payors have implemented, or are likely to implement in the coming months, additional rate reductions, particularly for our I/DD services. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.
Our level of indebtedness could adversely affect our liquidity and ability to raise additional capital to fund our operations, and it could limit our ability to react to changes in the economy or our industry.
We have a significant amount of indebtedness and substantial leverage. As of June 30, 2011, we had total indebtedness of $785.5 million, no borrowings under our senior revolver and $75.0 million of availability under our senior revolver. Interest on our indebtedness is payable entirely in cash, whereas as of September 30, 2010, our total indebtedness was lower and our indirect parent, NMH Holdings, paid interest on the NMH Holdings notes as PIK Interest. Our annualized interest expense as of June 30, 2011, as calculated under the credit agreement is $73.0 million as compared to $43.2 million at September 30, 2010. As of June 30, 2011, our consolidated leverage ratio was 5.82 to 1.00, as calculated in accordance with the senior credit agreement.
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
In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three and nine months ended June 30, 2011, our aggregate rental payments for these leases, including taxes and operating expenses, were $12.6 million and $36.2 million, respectively. These obligations could further increase the risks described above.

Current credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.
Tax revenue continues to be down in many jurisdictions due to the economic recession and high rates of unemployment and government payors may not be able to pay us for our services until they collect sufficient tax revenue. Due to the general tightening of the credit markets over the last several years, our government payors or other counterparties that owe us money, such as counterparties to swap contracts, could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash-flow needs. In the aftermath of the downgrading of the Federal government’s credit rating by Standard & Poor’s, it is possible there will be downgrades of state credit ratings and if they occur, this could make it more expensive for states to finance their cash-flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.
Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations or increased unionization activities.
Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages, health care costs and other personnel costs, and adverse changes in client service models. We typically cannot recover our increased labor costs from payors and must absorb them ourselves. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant. In addition, The Patient Protection and Affordable Care Act signed into law on March 23, 2010 imposed new mandates on employers beginning in January 2011 and will continue to impose new mandates through 2014. Given the composition of our workforce, these mandates could be material to our costs, and we are studying the potential impact of these mandates.
Although our employees are generally not unionized, we have one business in New Jersey with fifty employees who are represented by a labor union. Future unionization activities could result in an increase of our labor and other costs. The President and the National Labor Relations Board may take regulatory and other action that could result in increased unionization activities and make it easier for employees to join unions. We may not be able to negotiate labor agreements on satisfactory terms with any future labor unions. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
As of June 30, 2011, we had $528.7 million of floating rate debt outstanding before giving effect to the swap agreement. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $128.7 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.3 million per annum. If interest rates increase dramatically, the Company and its subsidiaries could be unable to service their debt.
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
The federal anti-kickback law and non-self referral statute, and similar state statutes, prohibit kickbacks, rebates and any other form of remuneration in return for referrals. Any remuneration, direct or indirect, offered, paid, solicited, or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicaid could be considered a violation of law. The language of the anti-kickback law also prohibits payments made to anyone to induce them to recommend purchasing, leasing, or ordering any goods, facility, service, or item for which payment may be made in whole or in part by Medicaid. Criminal penalties under the anti-kickback law include fines up to $25,000, imprisonment for up to five years, or both. In addition, acts constituting a violation of the anti-kickback law may also lead to civil penalties, such as fines, assessments and exclusion from participation in the Medicaid programs.
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
For the nine months ended June 30, 2011, 15% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% applicable for Medicaid Waiver services took effect in Minnesota on July 1, 2009 and, more recently, the state announced a 1.5% rate cut for both Medicaid Waiver and ICF Services effective September 1, 2011. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:
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
Any system failure that causes an interruption in service or availability of our critical systems could adversely affect operations or delay the collection of revenues. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. Furthermore, a loss of health care information could result in potential penalties in certain of our businesses if we fail to comply with privacy and security standards in violation of HIPAA.
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
A portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 62.7% and 65.7% of the total assets on our balance sheet as of June 30, 2011 and September 30, 2010, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets. We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. In the three months ended June 30, 2011, we recorded an impairment charge of $1.7 million for the write-off of agency contracts, licenses and permits for underperforming programs. We may record similar impairment charges in the future and such charges could have a material adverse effect on our financial condition and results of operations.
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
Unregistered Sales of Equity Securities
No equity securities of the Company were sold during the three months ended June 30, 2011; however, the Company’s indirect parent, NMH Investment, LLC (“NMH Investment”), did grant equity securities during this period for no cost.
The following table sets forth the number of units of common equity of NMH Investment issued during the quarter ended June 30, 2011 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were issued under Rule 701 promulgated under the Securities Act of 1933.

Date	Title of Securities	Amount	Purchasers	Consideration

June 15, 2011	Class F Common Units	4,296,387.82	Certain employees	$—
Repurchases of Equity Securities
No equity securities of the Company were repurchased during the three months ended June 30, 2011.
The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended June 30, 2011:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate Dollar
			of Units Purchased	Value) of Shares (or
	(a) Class and		as Part of Publicly	Units) that May Yet
	Total Number of	(b) Average Price	Announced Plans	be Purchased Under
	Units Purchased	Paid per Unit	or Programs	the Plans or Programs
Month #1 (April 1, 2011 through April 30, 2011)	41,750.00 A Units	$10.00	—	N/A
	8,364.13 B Units	$0.05	—	N/A
	8,776.90 C Units	$0.03	—	N/A
	30,283.95 D Units	$0.01	—	N/A

Month #2 (May 1, 2011 through May 31, 2011)	26,018.42 A Units	$10.00	—	N/A
	6,439.13 B Units	$0.05	—	N/A
	6,756.90 C Units	$0.03	—	N/A
	22,023.14 D Units	$0.01	—	N/A

Month #3 (June 1, 2011 through June 30, 2011)	296.98 B Units	$0.05	—	N/A
	505.00 C Units	$0.03	—	N/A
	8,404.62 D Units	$0.01	—	N/A
The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended June 30, 2011. NMH Investment purchased all of the units listed in the table from four of its employees upon or after their departures.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.
None.

Item 6.	Exhibits.
The Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.
August 15, 2011	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit
No.		Description
3.1		Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2		By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

10.1	*	Second Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.6 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2011 (the “March 2011 10-Q”)

10.2	*	Form of Management Unit Subscription Agreement (Series 1 Class F Common Units).	Incorporated by reference to Exhibit 10.7 of the “March 2011 10-Q”

31.1		Certification of principal executive officer.	Filed herewith

31.2		Certification of principal executive officer.	Filed herewith

31.3		Certification of principal financial officer.	Filed herewith

32		Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101		Interactive Data Files

*	Management contract or compensatory plan or arrangement.