Form 10-K
period 2011-09-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2011-12-27
CIK 1338690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011
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
Yes ☑ No ☐
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.
As of December 27, 2011, there were 100 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.
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
The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Part I. Item 1A. Risk Factors” in this report as well as the following:
•	changes in Medicaid or other funding or changes in budgetary priorities by federal, state and local governments;
•	changes in reimbursement rates, policies or payment practices by our payors;
•	our substantial amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;
•	an increase in the number and nature of pending legal proceedings and the outcomes of those proceedings;
•	failure to take advantage of organic growth opportunities;
•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts;
•	our ability to acquire new licenses or to maintain our status as a licensed service provider in certain jurisdictions;
•	our ability to establish and maintain relationships with government agencies and advocacy groups;
•
an increase in our self-insured retentions and changes in the insurance market for professional and general liability, workers’ compensation and automobile liability and our claims history that affect our ability to obtain coverage at reasonable rates;

•	our ability to control operating costs and collect accounts receivable;
•	our ability to attract and retain experienced personnel, including members of our senior management team;
•	increased or more effective competition;
•	successful integration of acquired businesses;
•	credit and financial market conditions;
•	changes in interest rates;
•	the potential for conflict between the interests of our majority equity holder and those of our debt holders; and
•	government regulations, changes in government regulations and our ability to comply with such regulations.

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
Company Overview
We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, we have grown to provide services to approximately 22,000 clients in 33 states.
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
As of September 30, 2011, we provided our services through approximately 18,100 full-time equivalent employees, as well as approximately 5,300 independently contracted host home caregivers, or Mentors. We generated net revenue of $1,070.6 million, $1,011.5 million and $957.5 million during fiscal 2011, 2010 and 2009, respectively.
Description of Services by Segment
We have two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services (“SRS”).
Human Services
We are a leading provider of home and community-based human services to the I/DD and ARY populations. Our Human Services segment represented approximately 84% of our net revenue in fiscal 2011.
Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management and personal care. We provide services to these clients through small group homes, Intermediate Care Facilities for the Mentally Retarded (“ICFs-MR”), host homes, in-home settings and non-residential settings. We operate approximately 840 group homes and 150 ICFs-MR. As of September 30, 2011, we provided I/DD services to approximately 12,000 clients in 24 states. In fiscal 2011, our I/DD services generated net revenue of $682.7 million, representing 64% of our net revenue. We receive substantially all our revenue for I/DD services from a diverse group of state and local governmental payors.

Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family reunification, family preservation, early intervention and adoption services. Our individualized approach allows us to work with an ever-changing client population that is diverse demographically as well as in type and severity of condition. We provide services to these clients through host homes, group homes, educational settings, in their family homes and in other non-residential settings. As of September 30, 2011, we provided ARY services to approximately 9,000 children, adolescents and their families in 19 states. In fiscal 2011, our ARY services generated net revenue of $212.4 million, representing 20% of our net revenue. We receive substantially all our revenue for ARY services from a diverse group of state and local governmental payors.
Post-Acute Specialty Rehabilitation Services
Our SRS segment delivers health care and community-based health and human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. Our services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include skilled nursing, neurorehabilitation, neurobehavioral rehabilitation, physical, occupational and speech therapies, supported living, outpatient treatment, and pre-vocational services. Our goal is to provide a continuum of care that allows our clients to achieve the highest level of function possible while enhancing their quality of life. We provide services to these clients primarily through specialized community facilities, small group homes, in-home and non-residential settings. As of September 30, 2011, our SRS operations provided services in 20 states and served approximately 1,000 clients nationally. In fiscal 2011, our SRS operations generated net revenue of $175.5 million, representing 16% of our net revenue. In fiscal 2011, we received 51% of our SRS revenue from non-public payors, such as commercial insurers, workers’ compensation funds, managed care and other private payors and 49% from state and local governmental payors.
For additional information on the Company’s segments, please see note 18 to the consolidated financial statements.
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
Intellectual and/or Developmental Disabilities
Unless otherwise stated, all statistical information in this section has been obtained from reports prepared by Dr. David Braddock. Dr. Braddock is Associate Vice President of the University of Colorado (CU) System and Executive Director of the Coleman Institute for Cognitive Disabilities.
In 2010, approximately 1.6% of the U.S. population, or 4.9 million people, were considered to have I/DD, a life-long disability attributable to a mental or physical impairment. These individuals live in supervised residential settings, including institutions, with family caregivers or on their own. The number of persons with I/DD who received residential services outside of their family homes increased from 440,000 in 2000 to an estimated 607,000 in 2010, and the utilization of residential services is projected to increase during the next decade, in part due to the fact that caregivers for individuals with I/DD are growing older. In addition, the utilization of residential services is expected to increase as the life expectancy of individuals with I/DD increases. The average life expectancy has increased from 59 years in the 1970s to 66 years in the 1990s and we expect this trend to continue with continued improvement in medical care. As of 2006, approximately 60% of the I/DD population, or approximately 2.8 million individuals, remained in the care of their families, with 25% of such individuals in care of a person or persons over 60 years of age.

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
Public spending on I/DD services grew from an estimated $25.7 billion in 1998 to an estimated $53.0 billion in 2009, a compound annual growth rate (“CAGR”) of 6.8% per year. Of this, approximately 80% was spent to provide services in community settings of six or fewer beds, our target market, and for other non-institutional services, including supported living and employment and family assistance.
The Home and Community-Based Services (“HCBS”) Waiver program, a Medicaid program in which the federal government has waived the requirement that services be delivered in institutional settings, is the primary funding vehicle for home and community-based services. The HCBS Waiver program was instituted as an alternative to the ICF-MR program, described below, and authorized federal reimbursement for a wide variety of community supports and services, including supported living, life-skills training, supported employment, case management, respite care and other family support. In this program, the provider responds to the client’s identified needs and typically is paid on a fee-for-service basis. According to a research paper by Thomson Reuters, from 2004 to 2009, total expenditures for HCBS for all disability groups increased from $21.8 billion to $33.5 billion, a CAGR of 9.0%. In 2009, the HCBS Waiver program provided approximately $15.5 billion in federal funding for approximately 572,000 people with I/DD.
The federal ICF-MR program was established in 1971 when legislation was enacted to provide for federal financial participation for ICFs-MR as an optional Medicaid service. This congressional authorization allows states to receive federal matching funds for institutional services that are funded with state or local government dollars. To qualify for Medicaid reimbursement, ICFs-MR must be certified and comply with federal standards in eight areas: management, client protections, facility staffing, active treatment services, client behavior and facility practices, health care services, physical environment and dietetic services. The ICF-MR program is used by states to support I/DD housing programs in both smaller (up to 16 residents) and larger (16 residents or more) institutional settings. Individuals who live in ICFs-MR receive active treatment. According to the Research and Training Center on Community Living Institute on Community Integration/UCEDD at the University of Minnesota, in 2009, the ICF-MR program provided approximately $12.6 billion in total state and federal funding to 90,000 individuals living in public and private ICF-MR settings.
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

•
Aging Caregivers — Approximately 2.9 million individuals with I/DD are cared for by a family member, and 25% of their caregivers are age 60 or older. As the caregivers grow older and are not able to provide continuous care, we expect the demand for I/DD services, and home and community-based services in particular, to expand.

•
Active Advocacy — Individuals with I/DD are supported by active and well-organized advocacy groups. Using legislation prompted by the Olmstead decision, as well as lawsuits filed on behalf of those on waiting lists for home and community-based services, policy makers, civil rights lawyers, social workers and advocacy groups are forcing states to offer individuals with I/DD and other disabilities the option to live and receive services in home and community-based settings. The U.S. Justice Department has significantly intensified Olmstead enforcement actions over the past several years, most notably in a 2010 settlement with the state of Georgia under which the state must fund residential waiver services within the next five years for 1,150 people with I/DD who are currently living in state institutions or are waiting for such services. According to the Research and Training Center on Community Living Institute on Community Integration/UCEDD at the University of Minnesota, in 2009, an estimated 123,000 individuals were on state waiting lists nationally to receive residential services funded through the HCBS Waiver program.

•
Continued Closure/Downsizing of State Institutions and Other Large, Congregate Care Facilities — Although most of the shift from institutions to home and community-based settings has already occurred, the closure of additional state institutions is ongoing. From 1999 to 2009, the number of individuals receiving residential services in settings for six and fewer residents grew by 76%, and in 2009, approximately 75% of individuals with I/DD, who were receiving services under the HCBS Waiver program, resided in settings for six or fewer residents. In 1967, there were approximately 195,000 individuals with I/DD living in large, state-run institutions and this number has declined each year since then through 2009. In 2009, approximately 34,000 individuals 16 years of age or older with I/DD were still living in large public institutions. State governments are still actively working to close many of the remaining state institutions, with several institutions identified for downsizing or closure in the coming years. We currently provide I/DD services to individuals with I/DD in six of the ten states with the highest institutional populations, including the states of California, Illinois and New Jersey, which are currently downsizing their facilities. Also, as of 2009, more than 26,000 individuals with I/DD resided in large private facilities and an additional 32,000 individuals with I/DD were cared for in nursing homes. These settings are often not as well equipped to care for individuals with I/DD and therefore represent an additional source of demand for services provided in home and community-based settings.

At-Risk Youth and Their Families
According to the U.S. Department of Health and Human Services, in federal fiscal year 2009, approximately 3.3 million referrals were made to child protection authorities involving the alleged maltreatment of approximately 6.0 million children. Approximately 763,000 of these children were determined to be maltreated, with only approximately 60% of these children receiving post-investigative services and support from child welfare systems. As a result of abuse or neglect, approximately 255,000 children were removed from their families and placed in foster care during federal fiscal year 2009. Approximately 424,000 children were in foster care in September 2009, the end of the federal fiscal year, with 48%, or approximately 205,500 children, placed in non-relative foster family homes and 16% referred to institutions or group homes. The remainder received in-home support services as the delivery of services to the ARY population has increasingly emphasized periodic support services intended to strengthen families and keep children from entering foster care.
State and federal child welfare reform initiatives are also promoting home and community-based alternatives for the ARY population. More states are shifting funds from promoting large, public and private group settings to encouraging more cost-effective, evidence-based care, such as periodic services, smaller community group homes and family reunification and preservation programs. For example, according to the Maryland Department of Human Resources, from 2007 to 2009 Maryland reduced the number of children in group homes by 43% by transitioning them to therapeutic foster care or traditional foster care, or, in many instances, to their original homes, or the homes of relatives, with the support of in-home periodic services. Similarly, in 2009 North Carolina began a two-year plan to transition half of the children residing in large group homes to therapeutic foster care, smaller group homes and other more appropriate settings.
ARY services are funded from a variety of sources, including Title IV-E of the Social Security Act (“Title IV-E”), The Adoption Assistance and Child Welfare Act of 1980, Medicaid and other state and local government appropriations. Title IV-E provides for an uncapped federal entitlement program that supports states’ expenditures on foster care and adoption support. For states that meet certain requirements, including Florida, Indiana and Ohio, the federal government permits the allocation of Title IV-E funds for family preservation and other prevention services. As of 2006, the most recent year for which data is available, according to a 2010 report by the Children’s Defense Fund, government spending on child welfare programs totaled $25.7 billion, including $6.0 billion in federal payments to states for foster care and adoption assistance programs and nearly $2.2 billion for prevention/early intervention and in-home support services for at-risk children and children with disabilities and their families.
Post-Acute Specialty Rehabilitation Services
The SRS market includes community-based health and human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. The largest portion of our services is provided to individuals recovering from ABI.
The treatment of ABI is an important public health challenge in the United States. In the coming years experts predict a significant unmet need for programmatic and residential options for those who suffer from ABI. According to the Brain Injury Association of America, 5.3 million people in the U.S. are estimated to be living with a permanent disability as a result of an ABI. In addition, an estimated 1.7 million new ABI cases in U.S. civilians occur each year, with approximately 85,000 resulting in permanent disability. Traumatic brain injury is considered the “signature wound” of soldiers fighting in Iraq and Afghanistan. The Government Accountability Office estimates that 20% of these veterans experience a traumatic brain injury. According to the Centers for Disease Control and Prevention, the market for acute care/rehabilitation for individuals with acquired brain injuries is estimated to be between $9.0 and $10.0 billion.

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
Both the public and non-public sectors currently finance post-acute specialty rehabilitation services. Public funding for post-acute services for individuals with ABI are provided in some states under ABI waiver programs that provide access to Medicaid funds for ABI care, and other states utilize I/DD or global waivers to serve the same population. According to a research paper by Thomson Reuters, in 2009, 21 states utilized ABI waivers with state and federal expenditures of $475.0 million. From 2004 to 2009, the annual compound growth rate for these waiver expenditures was 20.3%. In addition, significant advocacy efforts are advancing at the federal and state levels to require insurers to pay for rehabilitative treatment for those who suffer a brain injury. Public funding for services for individuals with spinal injuries and other catastrophic injuries and illnesses is provided through specific Medicaid waivers for brain and spinal cord injuries, as well as other generic Medicaid waivers and state-specific programs. Non-public payors for SRS services include private insurance companies, workers’ compensation funds, managed care companies and private individuals.
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
Grow our Census and Expand our Services in New and Existing Markets. We believe that our future growth will depend on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of new starts in both new and existing markets. Our new starts typically require us to fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During fiscal 2011, operating losses on new starts for programs started within the previous 18 months were $1.8 million.
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
Continue to Leverage Overhead and Reduce Costs. In recent years, we have launched a number of initiatives to leverage our overhead and reduce costs, including purchasing initiatives to obtain more favorable pricing for medical and office supplies, vehicles and technology, and establishing a shared services center (the “SSC”) that now processes all of our cash disbursements. To further leverage the efficiency of the SSC, we are continuing to centralize other accounting and human resources administrative functions. In addition, we believe we can further exploit our scale and reduce the cost of our organizational structure, particularly in our field administrative functions, based on our work with external consultants during fiscal 2011 to optimize our structure and realize some of these reductions in costs.

Continue to Expand in SRS Market and Further Diversify Payor Base. We believe the SRS market represents an attractive opportunity for us because (i) the demand for these services is growing, (ii) our SRS services typically generate a higher margin than our services in the Human Services segment and (iii) the SRS market represents an opportunity for us to diversify our payor base because approximately 51% of our SRS revenue in fiscal 2011 was derived from non-public payors. In addition, the SRS market is highly fragmented and consists of many small providers, which we believe represents an opportunity for us to continue to grow through acquisitions. In recent years, our growth strategy has emphasized expanding our SRS segment through both organic growth and acquisitions, and we have achieved significant growth in both revenue and profitability and become a leading provider of these services. From fiscal 2008 to fiscal 2011, we increased our SRS revenue by a CAGR of 26.9%.
Strategically Pursue Acquisitions. We have strategically supplemented our organic growth through acquisitions, which have allowed us to penetrate new geographies, leverage our systems, operating costs and best practices, and pursue cross-selling opportunities. The majority of our acquisitions are small and of a “tuck-in” nature although we have completed larger acquisitions, particularly in the SRS segment, from time to time. We monitor the market nationally for human services businesses that we can purchase at an attractive price and efficiently integrate with our existing operations. We have invested in our infrastructure and formalized processes to enable us to pursue and integrate acquisition opportunities. We believe we are often seen as a preferred acquiror in these situations due to our service offerings, experience, payor relationships, infrastructure, reputation for quality and overall resources. We intend to continue to pursue acquisitions that are philosophically compatible and can be readily integrated into our existing operations. During fiscal 2011, we acquired seven companies complementary to our business for total fair value consideration of $12.6 million. For additional information on the acquisitions made during fiscal 2011, see “— Fiscal 2011 Acquisitions” and note 5 to our consolidated financial statements.
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
During fiscal 2011 and 2010, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, Florida, West Virginia and Indiana, our five largest revenue-generating states, comprised 46% of our net revenue. Revenue from our contracts with state and local governmental payors in the state of Minnesota, our largest state, accounted for 15% and 16% of our net revenue for fiscal 2011 and 2010, respectively.
Training and Supporting our Direct Service Professionals
We provide pre-service and in-service education to all of our direct service professionals, including employees and independent contractors, clinical and administrative staff, and we encourage staff and contractors to avail themselves of outside training opportunities whenever possible. Employees and independent contractors participate in orientation programs designed to increase understanding of our mission, philosophy of care, and our Code of Conduct and compliance program. In addition, education and skill development in competencies required for specific duties are provided in accordance with licensing and regulatory requirements and our internal operating standards. These include, but are not limited to, human rights, individual service plan development, universal precautions, first aid, mandated reporting of abuse and neglect, confidentiality, emergency procedures, medication management, risk management and incident reporting procedures. We maintain an extensive resource library of training materials and an intranet site that facilitates the identification and exchange of expertise across all of our operations. Pre-service and in-service education sessions are required as a condition of continued employment or a continued contractual relationship with us. This training helps our staff to understand their responsibilities to the program and its participants, and results in both personal and professional development of staff and contractors. We work to increase individual job satisfaction and retention of motivated and qualified employees and contractors.

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
Relationships with referral sources are cultivated and maintained at the local level by key operations managers. Local programs may, however, avail themselves of corporate resources to help grow and diversify their businesses. Staff across the country has business development and marketing services available to promote both new and existing product lines.
Our marketing group works with operations to drive the growth of programs and services across the country and to divest underperforming or non-strategic businesses. The marketing group has implemented a “request for proposal” response program designed to expand core growth and promote new program starts and cross sell opportunities. It also conducts research on entry into new markets and the competitive landscape. Our marketing group is led by an executive officer. In addition, we have three dedicated mergers and acquisition professionals who identify, prioritize and implement the best acquisition growth opportunities. All of these activities are separated into three pipelines: new program starts (programs in new markets or new programs in existing markets in each case requiring an investment to fund operating losses); proposals (responses to requests-for-proposal); and acquisitions.
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
From time to time we receive notices from regulatory inspectors that, in their opinion, there are deficiencies resulting from a failure to comply with various regulatory requirements. We review such notices and take corrective action as appropriate. In most cases we and the reviewing agency agree upon the steps to be taken to address the deficiency and, from time to time, we or one or more of our subsidiaries may enter into agreements with regulatory agencies requiring us to take certain corrective action in order to maintain our licenses. Serious deficiencies, or failure to comply with any regulatory agreements, may result in the assessment of fines or penalties and/or decertification or de-licensure actions by the Centers for Medicare and Medicaid Services (“CMS”) or state regulatory agencies.
We deliver services and support under a number of different funding and program provisions. Our most significant source of funding for our I/DD services are HCBS Waiver programs, Medicaid programs for which eligibility is based on a set of criteria (typically disability or age) established by the state and approved by the federal government. There is no uniformity among states and/or regulations governing our delivery of waivered services to individuals. Each state where we deliver services operates under a plan submitted by the state to CMS to use Medicaid funds in non-institutional settings. Typically the state writes its own regulations governing providers and services provided under the state waiver program. Consequently, there is no uniform method of describing or predicting the outcomes of regulations across states where we deliver HCBS Waiver services. In addition, our ICFs-MR are governed by federal regulations, and may also be subject to individual state rules that vary widely in application and content. Federal regulations require that in order to maintain Medicaid certification as an ICF-MR, the facility is subject to annual on site survey (a federal rule and process implemented by state agencies). Failure to successfully pass this inspection and remedy all defects or conditions cited may result in a finding of immediate jeopardy or other serious sanction and, ultimately, may cause a loss of both certification and funding for that particular facility.
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
Federal regulations issued pursuant to HIPAA contain, among other measures, provisions that require organizations to implement significant and expensive computer systems, employee training programs and business procedures. Rules have been established to protect the integrity, security and distribution of electronic health and related financial information. Many states have also implemented extensive data privacy and security laws and regulations. Failure to timely implement or comply with HIPAA or other data privacy and security regulations may, under certain circumstances, trigger the imposition of civil or criminal penalties.
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
The Anti-Kickback Law prohibits kickbacks, rebates and any other form of remuneration in return for referrals. Any remuneration, direct or indirect, offered, paid, solicited or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicaid, could be considered a violation of law. The language of the Anti-Kickback law also prohibits payments made to anyone to induce them to recommend purchasing, leasing, or ordering any goods, facility, service or item for which payment may be made in whole or in part by Medicaid. Criminal penalties under the Anti-Kickback Law include fines up to $25,000, imprisonment for up to 5 years, or both. In addition, acts constituting a violation of the Anti-Kickback Law may also lead to civil penalties, such as fines, assessments and exclusion from participation in the Medicaid program.
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
Periodically, new statutes and regulations are written and adopted that directly affect our business. It is often difficult to predict the impact a new regulation will have on our operations until we have taken steps to implement its requirements. For example, the recently enacted Patient Protection and Affordable Care Act provided a mandate for more vigorous and widespread enforcement and directed state Medicaid agencies to establish Recovery Audit Contractor (“RAC”) programs. RACs are private entities which will perform audits on a contingency fee basis, giving them an incentive to identify discrepancies in payments, from which they may be permitted to extrapolate disproportionately large penalties and fines. States must be in compliance by January 1, 2012 unless they are granted an extension. This remains a fairly new federal initiative and the ultimate impact remains unclear. Only the passage of time and our experience with enforcement and compliance will permit our assessment of the exact impact the new statute and regulations have on our business.

Conviction of abusive or fraudulent behavior with respect to one facility or program may subject other facilities and programs under common control or ownership to disqualification from participation in the Medicaid program. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals (included but not limited to officers, directors, owners and key employees) have been debarred, suspended or declared ineligible or have been voluntarily excluded from participating in federal contracts. In addition, some state regulators provide that all facilities licensed with a state under common ownership or control are subject to delicensure if any one or more of such facilities are delicensed.
We must also comply with the standards set forth by the Office of Inspector General (“OIG”) governing internal compliance and external reporting requirements. We regularly review and monitor OIG advisory opinions, although they are limited in their application to Medicaid programs. Significant legislative, media and public attention has recently focused on health care. Because the law in this area is complex and continuously evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with our current practices. It is possible that outside entities could initiate investigations or future litigation impacting our services and that such matters could result in penalties and adverse publicity. It is also possible that our executive and other management personnel could be included in these investigations and litigation or be named defendants.
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
A dedicated Compliance Officer (vice president level position) oversees our compliance program and reports to our Chief Legal Officer, a management compliance committee and a board compliance committee. The program activities are reported regularly to the management compliance committee which includes the CEO, COO, CFO as well as medical, operations, HR, legal and quality expertise. In addition, the program activities are periodically reported at the board level.
Certain Transactions
On February 9, 2011, we completed refinancing transactions, which included entering into a senior credit agreement (the “senior credit agreement”) for senior secured credit facilities (the “senior secured credit facilities”) and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”). We used the net proceeds from the senior secured credit facilities ($520.9 million) and the senior notes ($238.7 million), together with cash on hand, to: (i) repay all amounts owing under our old senior secured credit facilities and our mortgage facility; (ii) purchase $171.9 million of our senior subordinated notes; (iii) pay $9.6 million to NMH Holdings related to a tax sharing arrangement; (iv) declare a $219.7 million dividend to NMH Holdings, LLC (“Parent”), which in turn made a distribution to NMH Holdings, which used $206.4 million cash proceeds of the distribution to repurchase $210.9 million principal amount of the senior floating rate toggle notes issued by NMH Holdings (the “NMH Holdings notes”) at a premium, not including $13.3 million principal amount of NMH Holdings notes we held as an investment and that were also repurchased; and (v) pay related fees and expenses.
Our Sponsor
Vestar, certain affiliates of Vestar, members of management and certain directors own NMH Investment, LLC (“NMH Investment”), which indirectly owns the Company. Vestar is a leading private equity firm specializing in management buyouts and growth capital investments. Vestar’s investment in National Mentor Holdings, Inc. was funded by Vestar Capital Partners V, L.P., a $3.7 billion fund which closed in 2006, and an affiliate.
Since the firm’s founding in 1988, Vestar has completed 69 investments in North America and Europe in companies with a total value of approximately $40 billion. These companies have varied in size and geography and span a broad range of industries including healthcare, an area in which Vestar’s principals have had meaningful experience. Vestar currently manages funds totaling approximately $7 billion and has offices in New York, Denver and Boston. See “Certain Relationships and Related Party Transactions, and Director Independence,” “Security Ownership of Principal Shareholders and Management” and the documents incorporated by reference herein for more information with respect to our relationship with Vestar.

Item 1A.	Risk Factors
Reductions or changes in Medicaid funding or changes in budgetary priorities by the federal, state and local governments that pay for our services could have a material adverse effect on our revenue and profitability.
We derive the vast majority of our revenue from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal and state health insurance program through which state expenditures are matched by federal funds typically ranging from 50% to approximately 75% of total costs, a number based largely on a state’s per capita income. Our revenue, therefore, is determined by the level of federal, state and local governmental spending for the services we provide.
Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. The Joint Select Committee on Deficit Reduction’s failure to meet the deadline imposed by the Budget Control Act of 2011 triggers automatic across-the-board cuts to discretionary funding, as well as a 2% reduction to Medicare, but specifically exempts Medicaid payments to states. While this development does not reduce federal Medicaid funding, reductions in other federal payments to states could put additional stress on state budgets, with the potential to negatively impact the ability of states to provide the state Medicaid matching funds necessary to maintain or increase the federal financial contribution to the program. Future efforts by Congress to adopt proposals to reduce the federal budget deficit could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Additionally, any new Medicaid-funded benefits and requirements established by the Congress, particularly those included in The Patient Protection and Affordable Care Act of 2010, that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.
Budgetary pressures facing state governments, as well as other economic, industry, and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have recently experienced unprecedented budgetary deficits and have implemented or are considering initiating service reductions, rate freezes and/or rate reductions, including states such as Minnesota, California, Florida, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.
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
We have a significant amount of indebtedness and substantial leverage. As of September 30, 2011, we had total indebtedness of $784.1 million. During fiscal 2011, we borrowed $30.6 million under our senior revolver, which we repaid during the year, and we expect to continue to draw on the revolver during fiscal 2012. As we make new investments in organic growth and meet increased cash principal and interest payments compared with fiscal 2011, we will have less free cash flow in the business. Interest on our indebtedness is payable entirely in cash, whereas as of September 30, 2010, our total indebtedness was lower and our indirect parent, NMH Holdings, paid interest on the NMH Holdings notes as PIK Interest. Our annualized interest expense as of September 30, 2011, as calculated in accordance with the credit agreement is $73.0 million as compared to $43.2 million at September 30, 2010. As of September 30, 2011, our consolidated leverage ratio was 6.22 to 1.00, as calculated in accordance with the senior credit agreement.

Our substantial degree of leverage could have important consequences, including the following:
•	it may significantly curtail our acquisitions program and may limit our ability to invest in our infrastructure and in growth opportunities;
•	it may diminish our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements and general corporate or other purposes;
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
•
we may be vulnerable if the current downturn in general economic conditions continues or if there is a downturn in our business, or we may be unable to carry out activities that are important to our growth; and

•
it may prevent us from raising the funds necessary to repurchase senior notes tendered to us if there is a change of control, which would constitute a default under the senior credit agreement governing our senior secured credit facilities.

Subject to restrictions in the indenture governing our senior notes and the senior credit agreement, we may be able to incur more debt in the future, which may intensify the risks described in this risk factor. All of the borrowings under the senior secured credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.
In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the fiscal year ended September 30, 2011, our aggregate rental payments for these leases, including taxes and operating expenses, were $48.0 million. These obligations could further increase the risks described above.

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
The nature of our operations subjects us to substantial claims, litigation and governmental investigations.
We are in the health and human services business and, therefore, we have been and continue to be subject to substantial claims alleging that we, our employees or our Mentors failed to provide proper care for a client. We are also subject to claims by our clients, our employees, our Mentors or community members against us for negligence, intentional misconduct or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, battery, abuse, wrongful death and other charges, and our claims for professional and general liability have increased sharply in recent years. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us or ask for recoupment of amounts paid. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.
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
We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. Any claims, if successful, could result in substantial damage awards which might require us to make payments under our self-insured retentions and increase future insurance costs. As of October 1, 2010, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500,000 per claim in excess of the aggregate. As of October 1, 2011, we are self-insured for the first $4.0 million of each and every claim with no aggregate limit. The Company may be subject to increased self-insurance retention limits in the future which could have a negative impact on our results. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from employment practice claims and governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.
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
We derive the vast majority of our revenue from state and local government agencies, and a substantial portion of this revenue is state-funded with federal Medicaid matching dollars. If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicaid programs, which could materially harm us. In billing for our services to third-party payors, we must follow complex documentation, coding and billing rules. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. Failure to follow these rules could result in potential criminal or civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We annually submit a large volume of claims for Medicaid and other payments and there can be no assurance that there have not been errors. The rules are frequently vague and confusing and we cannot assure that governmental investigators, private insurers, private whistleblowers, or Medicaid auditors will not challenge our practices. Such a challenge could result in a material adverse effect on our business.
If any of the state and local government payors determines that we have not complied with our contracts or have violated any applicable laws or regulations, our revenue may decrease, we may be subject to fines or penalties and we may be required to restructure our billing and collection methods. We are routinely subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these governmental payors may be entitled to, in their discretion:
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

We are making investments to expand existing services, win new business and grow revenue, and we may not realize the anticipated benefits of those investments.
In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require an investment of capital. For example, states such as California and New Jersey are in the process of closing institutions and their former residents will need care in community-based settings such as ours, and many payors are now seeking in-home periodic services as an alternative to residential care, especially for at-risk youth who otherwise would be placed in foster care. In fiscal 2011, we began increasing the amount spent on growth initiatives, such as new starts, and we expect to significantly increase our growth investments during fiscal 2012. If we fail to identify the evolving needs of our payors and respond with service offerings that meet their fiscal and programmatic requirements, we may not realize the anticipated benefits of our investments and the results of our operations may suffer.
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
Our success in obtaining new contracts and renewals of our existing contracts depend upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups, families of our clients, our clients and the public. Negative publicity, changes in public perception, legal proceedings and government investigations with respect to our operations could damage our reputation and hinder our ability to retain contracts and obtain new contracts, and could reduce referrals, increase government scrutiny and compliance or litigation costs, or generally discourage clients from using our services. Any of these events could have a material adverse effect on our business, financial condition and operating results.
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
Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages or the need to increase wages to retain staff, health care costs and other personnel costs, and adverse changes in client service models. We typically cannot recover our increased labor costs from payors and must absorb them ourselves. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant. In addition, The Patient Protection and Affordable Care Act signed into law on March 23, 2010 imposed new mandates on employers beginning in January 2011 and will continue to impose new mandates through 2014. Given the composition of our workforce, these mandates could be material to our costs, if the law survives pending court challenges.
Although our employees are generally not unionized, we have one business in New Jersey with approximately fifty employees who are represented by a labor union. Future unionization activities could result in an increase of our labor and other costs. The President and the National Labor Relations Board may take regulatory and other action that could result in increased unionization activities and make it easier for employees to join unions. We may not be able to negotiate labor agreements on satisfactory terms with any future labor unions. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.
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
We must comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the maintenance and management of our work place for our employees, the quality of our service, the revenue we receive for our services and reimbursement for the cost of our services. Compliance with these laws, regulations and policies is expensive, and if we fail to comply with these laws, regulations and policies, we could lose contracts and the related revenue, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 (as amended, “HIPAA”) and other federal and state data privacy and security laws, which require the establishment of privacy standards for health care information storage, retrieval and dissemination as well as electronic transmission and security standards, could result in potential penalties in certain of our businesses if we fail to comply with these privacy and security standards.

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
CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. MIC audits expanded during fiscal 2011 and we expect that will continue throughout fiscal 2012. In addition to MICs, several other payors, including the state Medicaid agencies, have increased their review activities, including through the use of Recovery Audit Contractor (“RAC”) programs. State Medicaid agencies are required to have RAC programs in place by January 1, 2012 unless granted an extension by CMS. RACs are private entities which will perform audits on a contingency fee basis, giving them an incentive to identify underpayments, from which they may be permitted to extrapolate disproportionately large penalties and fines.
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
We did not experience similar material weaknesses in connection with our audits of fiscal 2011 and fiscal 2010. No evaluation can provide complete assurance that our internal controls will detect or uncover all failures of persons within our company to disclose material information otherwise required to be reported. The effectiveness of our controls and procedures could also be limited by simple errors or faulty judgments. We may in the future identify material weaknesses or significant deficiencies in connection with the continuing implementation of our billing and accounts receivable system and the consolidation of our cash disbursement and accounts receivable functions at one centralized location. As we introduce new processes and people into our accounting systems, our risk of controls deficiencies and weaknesses may temporarily increase. In addition, if we continue to make acquisitions, as we expect to, the challenges involved in implementing appropriate internal controls will increase and will require that we continue to improve our internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

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
Tax revenue continued to be constrained in many jurisdictions due to the impact of the recent economic recession and high rates of unemployment and government payors may not be able to pay us for our services until they collect sufficient tax revenue. Due to the general tightening of the credit markets over the last several years, our government payors or other counterparties that owe us money, such as counterparties to swap contracts, could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash-flow needs. In the aftermath of the downgrading of the Federal government’s credit rating by Standard & Poor’s, it is possible there will be downgrades of state credit ratings and if they occur, this could make it more expensive for states to finance their cash-flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.
Because a portion of our indebtedness bears interest at rates that fluctuate with changes in certain prevailing short-term interest rates, we are vulnerable to interest rate increases.
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
As of September 30, 2011, we had $527.4 million of floating rate debt outstanding before giving effect to the interest rate swap agreement. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $127.4 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.3 million per annum. If interest rates increase dramatically, the Company and its subsidiaries could be unable to service their debt.
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
For the fiscal year ended September 30, 2011, 15% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% applicable for Medicaid Waiver services took effect in Minnesota on July 1, 2009 and, more recently, the state implemented a 1.5% rate cut for both Medicaid Waiver and ICF Services effective September 1, 2011. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:
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
Since 2003, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. Our operations are highly decentralized, with many billing and accounting functions being performed at the local level. This requires us to expend significant resources maintaining and monitoring compliance at the local level. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to support further growth. This will require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. We also are continuing to take actions to optimize our cost structure, including most recently centralizing certain functions and restructuring some of our field administrative functions. To the extent these optimization efforts and related reductions in force disrupt our operations, there could be an adverse effect on our financial results. In addition, our cost structure optimization efforts may not achieve the cost savings we expect within the anticipated time frame, or at all. Our inability to manage growth and implement cost structure optimization effectively could have a material adverse effect on our results of operations, financial position and cash flows.
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
A portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 62.2% and 65.7% of the total assets on our consolidated balance sheets as of September 30, 2011 and September 30, 2010, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.
We evaluate on a regular basis whether events and circumstances have occurred that indicate that all or a portion of the carrying amount of goodwill or other intangible assets may no longer be recoverable, and is therefore impaired. Under current accounting rules, any determination that impairment has occurred would require us to write-off the impaired portion of our goodwill or the unamortized portion of our intangible assets, resulting in a charge to our earnings. During fiscal 2011, we wrote-off $14.5 million, $5.8 million of which is recorded separately as discontinued operations in the consolidated statements of operations, for the write-off of goodwill, non-compete agreements, agency contracts, licenses and permits for underperforming programs as well as an impairment charge related to indefinite-lived intangible assets. We may record similar charges in the future and such charges could have a material adverse effect on our financial condition and results of operations.
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
Vestar controls our business affairs and material policies. Circumstances may occur in which the interests of Vestar could be in conflict with the interests of our debt holders. In addition, Vestar may have an interest in pursuing organic growth opportunities, acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debt holders. Vestar is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Vestar may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Vestar continue to own a significant amount of our equity interests, even if such amount is less than 50%, Vestar will continue to be able to significantly influence or effectively control our decisions.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2011, we provided services in 397 owned facilities and 966 leased facilities, as well as in homes owned by our Mentors. We also own one office and lease 279 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by extending leases that expire or by finding alternative space.

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
See “Part I. Item 1A. Risk Factors” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information

Item 4.	(Removed and Reserved)
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
We are an indirect wholly owned subsidiary of NMH Investment. Accordingly, there is no public trading market for our common stock.
Stockholders
There was one owner of record of our common stock as of December 1, 2011.
Dividends
During fiscal 2011, we paid a dividend of $219.7 million to Parent, which in turn made a distribution of $219.7 million to its direct parent, NMH Holdings, Inc. (“NMH Holdings”). NMH Holdings used the proceeds of the distribution to (i) repurchase $210.9 million aggregate principal amount of the Senior Floating Rate Toggle Notes due 2014 (the “NMH Holdings notes”) at a premium and (ii) pay related fees and expenses.
Any determination to pay dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant. In addition, our current financing arrangements limit the cash dividends we may pay in the foreseeable future. We are restricted from paying dividends to Parent in excess of $15 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes and certain other exceptions.

Equity Compensation Plan Information
The following table lists the number of securities of NMH Investment available for issuance as of September 30, 2011 under the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. For a description of the plan, please see note 19 to the consolidated financial statements included elsewhere in this report.

Number of Securities Remaining
Available for Future Issuance
	Number of Securities to be	Weighted-Average	under Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans	N/A	N/A	Preferred Units: 20,539.50
approved by security holders			A Units: 212,995.03
B Units: 35,850.08
C Units: 37,616.28
D Units: 106,302.47
E Units: -
F Units: -1,122,927.40

Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL	—	—	Preferred Units: 20,539.50
A Units: 212,995.03
B Units: 35,850.08
C Units: 37,616.28
D Units: 106,302.47
E Units: -
F Units: -1,122,927.40
Unregistered Sales of Equity Securities
No equity securities of the Company were sold during fiscal 2011; however, the Company’s indirect parent, NMH Investment, did issue equity securities during this period.
The following table sets forth the number of units of common equity of NMH Investment issued during fiscal 2011 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were granted under Rule 701 promulgated under the Securities Act of 1933.

Dates	Title of Securities	Amount	Purchasers	Consideration
February 23, 2011	Class B Common Units	1,925.00	One employee	$96.25
	Class C Common Units	2,020.00		$60.60
	Class D Common Units	2,140.00		$21.40
June 15, 2011	Class F Common Units	4,273,460.60	Certain employees	$—
Repurchases of Equity Securities
No equity securities of the Company or NMH Investment were repurchased during the fourth quarter of fiscal 2011.

Item 6.	Selected Financial Data
We derived the selected historical consolidated financial data as of and for the years ended September 30, 2009, 2010, and 2011 from the historical consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K.

We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2007 and 2008 from the historical consolidated financial statements of the Company and the related notes not included or incorporated by reference in this Annual Report on Form 10-K.
The selected information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes included elsewhere in this report.

	Year Ended September 30,
	2007	2008	2009	2010	2011

Statements of Operations Data:
Net revenue	$867,889	$918,270	$957,525	$1,011,469	$1,070,610
Cost of revenue (exclusive of depreciation expense shown separately below)	657,144	698,624	731,372	776,656	829,032
General and administrative expenses	113,623	124,887	125,734	133,731	144,516
Depreciation and amortization	49,757	49,416	55,598	56,413	61,901

Income from operations	47,365	45,343	44,821	44,669	35,161
Management fee to related party	(892)	(1,349)	(1,146)	(1,208)	(1,271)
Other expense, net	(424)	(791)	(503)	(339)	(159)
Extinguishment of debt	—	—	—	—	(19,278)
Gain from available for sale investment security	—	—	—	—	3,018
Interest income	1,060	684	193	42	22
Interest income from related party	—	—	1,202	1,921	684
Interest expense	(50,687)	(48,947)	(48,254)	(46,693)	(61,718)

Loss from continuing operations before income taxes	(3,578)	(5,060)	(3,687)	(1,608)	(43,541)
(Benefit) provision for income taxes	(708)	186	(1,116)	(205)	(14,427)

Loss from continuing operations	(2,870)	(5,246)	(2,571)	(1,403)	(29,114)
Income (loss) from discontinued operations, net of tax	378	(1,989)	(2,885)	(5,464)	(5,028)

Net loss	$(2,492)	$(7,235)	$(5,456)	$(6,867)	$(34,142)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$29,373	$38,908	$23,650	$26,448	$263
Working capital(1)	57,297	55,878	47,836	34,904	12,028
Total assets	1,012,628	1,016,433	995,610	1,015,885	1,010,850
Total Debt(2)	516,295	513,920	509,976	506,182	784,124
Shareholder’s equity	246,031	237,128	223,728	225,133	(31,123)

(1)	Calculated as current assets minus current liabilities.

(2)	Includes obligations under capital leases.

(3)
The Company sold its home health business, closed certain business operations in the state of Maryland and closed its business operations in the states of Colorado, Nebraska, New Hampshire and New York. All fiscal years presented reflect the classification of these businesses as discontinued operations.

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
Overview
We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, we have grown to provide services to approximately 22,000 clients in 33 states.
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
Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management and personal care. Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family reunification, family preservation, early intervention and adoption services. Our Post-Acute Specialty Rehabilitation Services (“SRS”) segment delivers healthcare and community-based human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. Our services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include skilled nursing, neurorehabilitation, neurobehavioral rehabilitation, physical, occupational, and speech therapy, supported living, outpatient treatment and pre-vocational services.
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

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services. And while our residential ARY services have been negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, this trend has led to significant increased demand for periodic, non-residential services to support at-risk youth and their families. Demand for our SRS services has also grown as faster emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and “step-down” for individuals who no longer require care in acute settings.
Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Since the beginning of the recent economic downturn, our government payors in several states have responded to deteriorating revenue collections by implementing provider rate reductions, including in the states of Arizona, California, Indiana and Minnesota. In total, rate reductions implemented from October 1, 2008 through September 30, 2011 have reduced annualized revenue by approximately $18 million or about 1.7% of fiscal 2011 revenue. In addition, the volume of referrals to our residential programs has also been constrained in many markets as payors have sought out in-home periodic services as an alternative to more expensive residential care. The termination of the enhanced federal Medicaid funding after June 30, 2011 contributed to significant budgetary challenges that confronted state governments for fiscal 2012, which began July 1, 2011 in most states. The result is that some of our public payors have implemented, or will implement in the coming months, additional rate reductions, particularly for our I/DD services, including our largest state payor, Minnesota, which announced rate reductions of approximately 1.5% for Medicaid Waiver and ICF Services effective September 1, 2011.
Historically, pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services, although we suffered rate reductions during and since the recent recession. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. The majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.
Expansion
We have grown our business through expansion of existing markets and programs as well as through acquisitions.
Organic Growth
Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand existing service contracts and to win new contracts. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During the fiscal year ended September 30, 2011, operating losses on new starts for programs started within the previous 18 months were $1.8 million.
Acquisitions
As of September 30, 2011, we have completed 27 acquisitions since 2006, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.
During fiscal 2011, we acquired seven companies complementary to our business, five in the Human Services segment and two in the SRS segment, for total fair value consideration of $12.6 million.
Divestitures
We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.
During fiscal 2011, we closed our business operations in the states of Nebraska, New Hampshire and New York and recognized a pre-tax loss of $8.2 million.

Net revenue
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. For fiscal 2011, we derived approximately 90% of our net revenue from state and local government payors and approximately 10% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. Reserves are provided when estimable and probable. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.
Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.
Expenses
Expenses directly related to providing services are classified as cost of revenue. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to our Mentors, residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food, medicine and transportation costs for clients requiring services and insurance costs. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy costs as well as professional expenses such as accounting, consulting and legal services. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.
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
Occupancy costs represent a significant portion of our operating costs. As of September 30, 2011, we owned 397 facilities and one office, and we leased 966 facilities and 279 offices. We incur no facility costs for services provided in the home of a Mentor.
Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled 1.0%, 0.5% and 0.5% of our net revenue for fiscal 2011, 2010 and 2009, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $10.2 million, $5.2 million and $5.1 million for fiscal 2011, 2010 and 2009, respectively. Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. Commencing October 1, 2010, our self-insured retentions substantially exceed the amounts we previously had and we paid substantially higher premiums for our professional and general liability insurance. As of October 1, 2010, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. As of October 1, 2011, we are self-insured for the first $4.0 million of each and every claim without an aggregate limit.
Our ability to maintain and grow our earnings in the future is dependent upon growing revenue, obtaining increases in rates and/or controlling our expenses. In fiscal 2011, 2010 and 2009, we invested in infrastructure initiatives and business process improvements, which had a net negative impact on our margin. Beginning in fiscal 2011, we also began increasing the amount spent in growth initiatives, such as new starts, and we expect to significantly increase our growth investments during fiscal 2012.

Results of Operations
The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

		Post Acute Specialty
	Human	Rehabilitation
For the Year Ended September 30,	Services	Services	Corporate	Consolidated
	(In thousands)
2011
Net revenue	$895,134	$175,476	$—	$1,070,610
Income (loss) from operations	77,885	18,434	(61,158)	35,161
Operating margin	8.7%	10.5%		3.3%
2010
Net revenue	$874,528	$136,941	$—	$1,011,469
Income (loss) from operations	80,801	15,356	(51,488)	44,669
Operating margin	9.2%	11.2%		4.4%
2009
Net revenue	$861,030	$96,495	$—	$$957,525
Income (loss) from operations	74,828	12,805	(42,812)	44,821
Operating margin	8.7%	13.3%		4.7%
Fiscal Year Ended September 30, 2011 compared to Fiscal Year Ended September 30, 2010
Consolidated revenue for the fiscal year ended September 30, 2011 increased by $59.1 million, or 5.8%, compared to revenue for the fiscal year ended September 30, 2010. Revenue increased $43.0 million related to acquisitions that closed during and after fiscal 2010 and $16.1 million related to organic growth, including growth related to new programs. Modest organic growth was achieved despite the negative impact of rate reductions in several states, including Indiana, Oregon and Wisconsin.
Consolidated income from operations decreased from $44.7 million or 4.4% of revenue, for the fiscal year ended September 30, 2010 to $35.2 million or 3.3% of revenue, for the fiscal year ended September 30, 2011.
Our operating margin was negatively impacted by non-cash charges of $8.7 million of expense recorded during fiscal 2011 related to the (i) impairment of our indefinite lived intangible assets and (ii) write-off of assets of under-performing programs, including goodwill and intangible assets.
We performed our annual impairment test of indefinite lived intangible assets during fiscal 2011 and concluded that our trade names were impaired by $5.3 million. The decline in the fair value of the trade names to below their book value was primarily the result of lower revenue growth relative to the assumptions made in the prior fiscal year. This impairment charge is included in General and administrative expense in the accompanying consolidated statements of operations.
In addition, we wrote-off of goodwill and intangible assets of underperforming programs which were closed as of September 30, 2011. The total charge was $3.4 million and included $2.7 million of intangible assets recorded in Depreciation and amortization expense and $0.7 million of goodwill recorded in General and administrative expense in the accompanying consolidated statements of operations.
Our operating margin was negatively impacted by an increase in expense relating to professional and general liability retentions and premiums and employment practices liabilities claims of $6.5 million. During the fiscal year ended September 30, 2011, we recorded higher reserves against higher self-insured retentions and paid higher premiums for professional and general liability insurance, which resulted in an additional $5.0 million of expense compared to the fiscal year ended September 30, 2010. In addition, we recorded an additional $1.5 million in reserves for employment practices liability claims. The expense relating to professional and general liability retentions and premiums and employment practices liability claims are included in Cost of revenue in the accompanying consolidated statements of operations.
During fiscal 2011, we recorded $6.2 million related to one-time bonuses. This amount includes the Company’s decision to pay a one-time cash bonus to direct care workers totaling $3.8 million. This bonus is recorded in Cost of revenue in the accompanying consolidated statement of operations. The balance of $2.4 million represents the payment of one-time discretionary bonuses in recognition of individuals’ contributions to enabling the successful closing of the refinancing transactions (the “discretionary recognition bonuses”). The discretionary recognition bonuses are included in General and administrative expense in the accompanying consolidated statement of operations.

Also during the fiscal year ended September 30, 2011, we recorded an additional $6.0 million in occupancy expense primarily related to (i) acquisitions in our Post-Acute Specialty Rehabilitation Services segment and (ii) $0.7 million of expense related to a lease termination fee associated with closing an underperforming program in the Human Services segment.
Our operating margin was negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin.
During the fiscal year ended September 30, 2011, we recorded an additional $3.0 million of stock-based compensation expense compared to the fiscal year ended September 30, 2010 as we issued new equity units of NMH Investment to members of management and accelerated the vesting of previously outstanding units. We also recorded an additional $2.7 million during the fiscal year ended September 30, 2011 related to restructuring of certain corporate and field functions.
The decrease in income from operations was partially offset by expense reduction from our on-going cost containment efforts.
During the fiscal year ended September 30, 2011, we recorded $19.3 million of debt extinguishment expenses related to the refinancing transactions including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes, (ii) $7.9 million related to the acceleration of financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on our consolidated statements of operations as Extinguishment of debt.
During the fiscal year ended September 30, 2011, we recorded a $3.0 million gain as NMH Holdings repurchased the NMH Holdings notes (which we purchased at a discount) from us at a premium to the carrying value. The gain was recorded on our consolidated statements of operations as Gain from available for sale investment security.
Interest expense increased by $15.0 million from the fiscal year ended September 30, 2010 primarily due to an increase in the average debt balance while our weighted average interest rate remained essentially constant at 8.2% during the fiscal years ended September 30, 2011 and 2010.
The Company sold its home health business, closed certain business operations in the state of Maryland and closed its business operations in the states of Colorado, Nebraska, New Hampshire and New York. The operations of these businesses are included in discontinued operations. Loss from discontinued operations for fiscal 2011 included expenses recorded to close our business operations in Nebraska, New Hampshire and New York.
Human Services
Human Services revenue for the fiscal year ended September 30, 2011 increased by $20.6 million, or 2.4%, compared to the fiscal year ended September 30, 2010. Revenue increased $10.9 million related to acquisitions that closed during and after fiscal 2010 and $9.7 million related to organic growth, including growth related to new programs. Modest organic growth was achieved despite the negative impact of rate reductions in several states, including Indiana, Oregon and Wisconsin.
Income from operations decreased from $80.8 million during the fiscal year ended September 30, 2010 to $77.9 million during the fiscal year ended September 30, 2011 and operating margin decreased from 9.2% of revenue to 8.7% of revenue for the same periods.
Operating margin was negatively impacted by a $6.8 million increase in expense related to our higher self-insured retentions, premiums for professional and general liability insurance and increase in reserves for employment practices liability. During the fiscal year ended September 30, 2011, we recorded an additional $5.5 million related to higher self-insured retentions and paid higher premiums for professional and general liability expense and we recorded an additional $1.3 million related to employment practices liability as compared to the fiscal year ended September 30, 2010. The expense relating to professional and general liability retentions and premiums and employment practices liability claims are included in Cost of revenue in the accompanying consolidated statements of operations.

We also decided to pay a one-time cash bonus to direct care workers totaling $3.8 million which is recorded in Cost of revenue in the accompanying consolidated statement of operations. Operating margin was also negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin. In addition, we wrote-off goodwill and intangible assets of underperforming programs which were closed as of September 30, 2011. The total charge was $2.2 million and related primarily to the write-off intangible assets which was recorded in Depreciation and amortization expense.
Post-Acute Specialty Rehabilitation Services
Post-Acute Specialty Rehabilitation Services revenue for the fiscal year ended September 30, 2011 increased by $38.5 million, or 28.1%, compared to the fiscal year ended September 30, 2010. This increase was due to growth of $32.1 million related to acquisitions that closed during and after fiscal 2010 and $6.4 million related to organic growth, including growth related to new programs.
Income from operations increased from $15.4 million, for the fiscal year ended September 30, 2010 to $18.4 million for the fiscal year ended September 30, 2011 while operating margin decreased from 11.2% to 10.5% for the same period. Our margin was negatively impacted by a $4.9 million increase in occupancy expense as a result of acquisitions in this segment. In addition, we wrote-off goodwill and intangible assets of underperforming programs which were closed as of September 30, 2011. The total write-off was $1.2 million and included $0.7 million of intangible assets and $0.5 million of goodwill. During the fiscal year ended September 30, 2011, we recorded an additional $1.1 million related to higher self-insured retentions and paid higher premiums for professional and general liability expense and we recorded an additional $0.2 million related to employment practices liability as compared to the fiscal year ended September 30, 2010. This expense is included in Cost of revenue in the accompanying consolidated statements of operations.
Corporate
Total corporate expenses increased by $9.7 million from the fiscal year ended September 30, 2010 to $61.1 million for the fiscal year ended September 30, 2011. During the fiscal year ended September 30, 2011, we recorded an additional (i) $5.3 million expense related to the impairment of our indefinite lived intangible assets, (ii) $3.0 million of stock-based compensation expense (iii) $2.7 million related to the restructuring of certain corporate and field administrative functions and (iv) $2.4 million for the payment of discretionary recognition bonuses. Partially offsetting these increases, corporate expense decreased as fiscal 2010 included $1.6 million of expense related to a reserve for incurred but not yet reported professional and general liability claims. In addition, corporate expense decreased $1.9 million from fiscal 2010 due to the change in fair value of contingent consideration. Corporate expense for fiscal 2010 included an additional $0.9 million in consulting and legal costs related to a transaction which was not completed.
Fiscal Year Ended September 30, 2010 Compared to Fiscal Year Ended September 30, 2009
Consolidated
Consolidated revenue for fiscal 2010 increased by $53.9 million, or 5.6%, compared to revenue for fiscal 2009. Revenue increased $47.9 million related to acquisitions that closed during fiscal 2009 and fiscal 2010 and $13.1 million related to organic growth, including growth related to new programs. Organic growth increased despite the negative impact of rate reductions in several states, including Minnesota, Arizona and North Carolina, and the imposition of service limitations by the state of Indiana. Revenue growth was also partially offset by a reduction in revenue of $7.1 million from businesses we divested during fiscal 2009 and fiscal 2010.
Consolidated income from operations decreased from $44.8 million for fiscal 2009 to $44.7 million for fiscal 2010 and operating margin decreased from 4.7% of revenue to 4.4% of revenue for the same period. The operating margin was negatively impacted by rate reductions in several states, including Minnesota, our largest state, Arizona and North Carolina as well as the imposition of service limitations by the state of Indiana. Our operating margin also decreased due to a $3.3 million increased investment in growth initiatives. Income from operations was positively impacted by an increase in revenue noted above, as well as an expense reduction from our on-going cost containment efforts.
In fiscal 2010, as compared to fiscal 2009, we recorded an additional $1.6 million of expense related to a reserve for incurred but not yet reported professional and general liability claims. Income from operations for fiscal 2010 included an additional $1.4 million of expense related to a contingent earn-out adjustment from the Springbrook acquisition and $1.4 million in consulting and legal costs related to a transaction which was not completed. In addition, we incurred an additional $1.1 million related to expensed transaction costs from acquisitions.

Depreciation and amortization expense increased $0.8 million during fiscal 2010 due to the increase in depreciable and amortizable assets resulting from acquisitions in the period. This increase was partially offset by a decrease in depreciation expense. During fiscal 2009, as compared to fiscal 2010, we recorded an additional $3.4 million of depreciation expense related to disposals of furniture and fixtures and client home furnishings pertaining to periods prior to 2009 and for the reduction in the estimated useful life on furniture and fixtures and client home furnishings.
Interest expense for fiscal 2010 decreased $1.6 million to $46.7 million. The decrease is due to a decrease in the average debt balance as well as a decrease in the weighted average interest rate from 8.4% in fiscal 2009 to 8.2% in fiscal 2010, in part resulting from the expiration of our interest rate swaps.
The Company sold its home health business, closed certain business operations in the state of Maryland and closed its business operations in the states of Colorado, Nebraska, New Hampshire and New York. The operations of these businesses are included in discontinued operations. Loss from discontinued operations for fiscal 2010 included additional expenses recorded to close our business operations in Colorado and certain business operations in the state of Maryland.
Human Services
Human Services revenue for fiscal 2010 increased by $13.5 million, or 1.6%, compared to the fiscal 2009. Revenue increased $20.6 million related to acquisitions that closed during fiscal 2009 and fiscal 2010 but was partially offset by a reduction in revenue of $7.1 million from businesses we divested during the same period. Organic growth remained flat due to a reduction in revenue from programs we closed during the period, rate reductions in several states, including Minnesota, Arizona and North Carolina, and the imposition of service limitations by the state of Indiana.
Income from operations increased from $74.8 million, or 8.7% of revenue, during fiscal 2009 to $80.8 million, or 9.2% of revenue, during fiscal 2010. The increase was primarily due to our ongoing cost-containment efforts as well as a $2.4 million decrease in depreciation and amortization expense. Operating margin was negatively impacted by rate reductions in several states, including Minnesota, Arizona and North Carolina, and the imposition of service limitations by the state of Indiana.
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
Corporate
Total corporate expenses increased by $8.7 million from fiscal 2009 to $51.5 million for fiscal 2010. In fiscal 2010, we recorded an additional $1.6 million of expense related to a reserve for incurred but not yet reported professional and general liability claims, as well as an additional $1.4 million in consulting and legal costs related to a transaction which was not completed. In addition, corporate expense increased $1.4 million related to the Springbrook contingent earn-out adjustment and $1.1 million related to expensed transaction costs from acquisitions. In consolidating our cash disbursement function from disparate field locations to a centralized shared services center, we transferred certain associated costs from the Human Services and Post-Acute Specialty Rehabilitation Services segments to corporate, and corporate expense increased $1.3 million. In addition, corporate expense was reduced during fiscal 2009 as a result of a $1.05 million reimbursement received from ESB Holdings, LLC. ESB Holdings used the proceeds of a contribution from NMH Investment to reimburse us for certain expenses we had incurred on its behalf in connection with exploring a strategic initiative.
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

Operating activities
Cash flows provided by operating activities were $30.2 million, $71.6 million and $58.4 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively. The decrease in cash flows provided by operating activities from fiscal 2010 to fiscal 2011 was due to a decrease in operating income primarily from an increase in interest expense as well as increase in expense from the refinancing transactions which included $10.8 million attributable to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes. In addition, our working capital increased partially due to an increase in our days sales outstanding to 48 days at September 30, 2011 and a decrease in our liabilities due to the timing of vendor payments and tax payments.
The increase in cash flows provided by operating activities from fiscal 2009 to fiscal 2010 was primarily due to a decrease in working capital, primarily due to the timing of payments of liabilities. Partially offsetting the decrease in working capital was an increase in accounts receivable as our days sales outstanding increased from 46 days at September 30, 2009 to 47 days at September 2010.
Investing activities
Net cash used in investing activities was $82.5 million, $64.8 million and $61.8 million for the fiscal year ended September 30, 2011, 2010 and 2009, respectively.
Cash paid for acquisitions was $12.7 million, $49.3 million and $33.6 million for the fiscal year ended September 30, 2011, 2010 and 2009, respectively. We acquired seven companies in both fiscal 2011 and fiscal 2010 and four companies in fiscal 2009. In addition to the four companies acquired in fiscal 2009, we paid an earn-out payment of $12.0 million for CareMeridian, which we acquired in fiscal 2006.
Cash paid for property and equipment for the fiscal year ended September 30, 2011 was $20.9 million, or 2.0% of revenue, compared to $20.9 million, or 2.1% of revenue for the fiscal year ended September 30, 2010 and $27.4 million, or 2.9% of revenue for the fiscal year ended September 30, 2009. Fiscal 2010 cash paid for property and equipment included $1.2 million related to the purchase of real estate and $0.3 million related to the implementation of a new billing system compared to $4.4 million related to the purchase of real estate and $2.7 million related to the implementation of a new billing system in fiscal 2009. We did not purchase real estate or spend on the implementation of a new billing system in fiscal 2011.
In addition, during the fiscal year ended September 30, 2011, our restricted cash balance increased by $49.9 million primarily due to $50.0 million which was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility (the “institutional letter of credit facility”). For fiscal year ended September 30, 2010 and 2009, restricted cash included cash related to certain insurance coverage provided by our captive insurance subsidiary. In connection with dissolution of the captive insurance subsidiary effective September 30, 2010, we released $5.5 million of restricted cash into operating cash.
Investing activities for fiscal 2009 also included the purchase of $11.5 million of senior floating rate toggle notes due 2014 (the “NMH Holdings notes”) issued by our indirect parent company, NMH Holdings Inc. (“NMH Holdings”) for $6.6 million.
Financing activities
Net cash provided by financing activities was $26.2 million for the fiscal year ended September 30, 2011 compared to $3.9 million and $11.9 million used in financing activities for the fiscal years ended September 30, 2010 and 2009, respectively.

Net cash provided by financing activities for the fiscal year ended September 30, 2011 include the following items related to the refinancing transactions:

(In millions)

Repayment of long-term debt	$(503.5)

Proceeds from the issuance of long-term debt	760.8

Dividend to Parent	(206.4)

Payments of financing costs	(14.4)
See “Debt and Refinancing Arrangements” below for a description of the refinancing transactions.
In addition to the refinancing related items, net cash used in financing activities for the fiscal year ended September 30, 2011 included contingent consideration payments of $5.0 million. We paid $3.4 million for the IFCS acquisition, which we acquired in fiscal 2009 and we paid $3.4 million for the Springbrook acquisition which we acquired in fiscal 2010. The IFCS payment is reflected in the statements of cash flow as $3.4 million cash used in financing activities. The Springbrook payment is reflected in the statements of cash flow as (i) $1.6 million cash used in financing activities related to the liability recognized at fair value as of the acquisition date and (ii) $1.7 million cash used in operating activities related to the fair value adjustments previously recognized in earnings.
Also during the fiscal year ended September 30, 2011, we paid a dividend of $1.5 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, Inc. (“NMH Holdings”), which in turn used the proceeds of the distribution to pay a dividend of $1.5 million to NMH Investment, LLC (“NMH Investment”). NMH Investment used the proceeds of the dividend to repurchase its preferred and common equity units from certain employees upon or after their departures.
Our financing activities for both fiscal 2010 and 2009 included the repayment of long term debt of $3.7 million. Net cash used in financing activities for fiscal 2009 included two dividend payments to Parent for $8.0 million. During fiscal 2009, we paid a dividend of $7.0 million to Parent, which used the proceeds of the dividend to make distributions to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase $13.9 million of the NMH Holdings notes. Also, during fiscal 2009, we paid a dividend of $1.05 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.05 million to NMH Investment. NMH Investment used the proceeds of the dividend to make a contribution to its wholly owned subsidiary ESB Holdings, LLC, which is an affiliate of the Company. ESB Holdings, in turn, used the proceeds to reimburse us for certain expenses we had incurred on its behalf in connection with exploring a strategic initiative, which reduced our corporate expense by $1.05 million.
Our principal sources of funds are cash flows from operating activities and available borrowings under our senior revolver. During fiscal 2011, we borrowed $30.6 million under our senior revolver and repaid the entire amount during the year. At September 30, 2011, there was the full $75.0 million of availability under the senior revolver. We have continued to draw on the senior revolver during the first quarter of fiscal 2012 and expect this will continue. We believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case. Our increased cash interest payments after the February refinancing and our growth investments will reduce our free cash flow in the business.
Debt and Financing Arrangements
On February 9, 2011, we completed refinancing transactions, which included entering into a senior credit agreement (the “senior credit agreement”) for senior secured credit facilities (the “senior secured credit facilities”) and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”). We used the net proceeds from the senior secured credit facilities ($520.9 million) and the senior notes ($238.7 million), together with cash on hand, to: (i) repay all amounts owing under our old senior secured credit facilities and our mortgage facility; (ii) purchase $171.9 million of our senior subordinated notes; (iii) pay $9.6 million to NMH Holdings related to a tax sharing arrangement; (iv) declare a $219.7 million dividend to Parent, which in turn made a distribution to NMH Holdings, which used $206.4 million cash proceeds of the distribution to repurchase $210.9 million principal amount of the NMH Holdings notes at a premium, not including $13.3 million principal amount of NMH Holdings notes we held as an investment and that were also repurchased; and (v) pay related fees and expenses.

Senior Secured Credit Facilities
We entered into senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility (the “term loan”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility and a (ii) $75.0 million five-year senior secured revolving credit facility (the “senior revolver”). All of our obligations under the senior secured credit facilities are guaranteed by Parent and certain of our existing subsidiaries. The obligations under the senior secured credit facilities are secured by a pledge of 100% of our capital stock and the capital stock of domestic subsidiaries owned by us and any other domestic subsidiary guarantor and 65% of the capital stock of any first tier foreign subsidiaries, and a security interest in substantially all of our tangible and intangible assets and the tangible and intangible assets of Parent and each guarantor.
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
The senior credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) make capital expenditures; (vii) make investments, loans or advances; (viii) repay certain indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; (xiv) change the status of NMH Holdings as a passive holding company; and (xv) use the cash in the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, we must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The senior credit agreement contains affirmative covenants and events of default. The senior credit agreement also requires us to maintain certain financial covenants, as described under “Covenants” below.
Term loan
The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on our leverage ratio, if we generate certain levels of cash flow, sell certain assets or incur other indebtedness, subject to certain exceptions. We are required to repay the term loan portion of the senior credit facilities in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity. The variable interest rate on the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. At September 30, 2011, the variable interest rate on the term loan was 7.0%.
Senior revolver
We had no borrowings and the full $75.0 million of availability under the senior revolver at September 30, 2011 and had $35.9 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rates for any borrowings under the senior revolver are the same as outlined for the term loan.
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
Covenants
The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of September 30, 2011. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter, commencing with the quarter ending September 30, 2011, a consolidated leverage ratio of not more than 7.25 to 1.00. This consolidated leverage ratio will step down over time, starting with the quarter ending December 31, 2012. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter, commencing with the quarter ending September 30, 2011, a consolidated interest coverage ratio of at least 1.30 to 1.00. This interest coverage ratio will step up over time, starting with the quarter ending March 31, 2012. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.
As of September 30, 2011, our consolidated leverage ratio was 6.22 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.62 to 1.00, as calculated in accordance with the senior credit agreement. As of September 30, 2011, total debt, net of cash and cash equivalents, was $733.9 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.
Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the credit agreement, to net loss for the most recently completed four fiscal quarters ended September 30, 2011:

(In thousands)
Net loss	$(34,142)
Loss from discontinued operations, net of tax	5,028
Benefit for income taxes	(14,427)
Gain from available for sale investment security	(3,018)
Interest income	(22)
Interest income from related party	(684)
Interest expense	61,718
Depreciation and amortization	61,901
Extinguishment of debt	19,278
Non-cash impairment charge	5,993
Stock-based compensation	3,675
Restructuring expense	2,984
Discretionary recognition bonuses	2,361
Management fee of related party	1,271
Lease termination fee	713
Acquisition costs	673
Claims made insurance liability	580
Terminated transaction costs	549
(Gain) loss on disposal of assets	(56)
Change in fair value of contingent consideration	(479)
Franchise taxes, transaction fees, costs, and expenses	(5)
Acquired EBITDA	2,273
Operating losses from new starts	1,812

Consolidated adjusted EBITDA per the senior credit agreement	$117,976

Set forth below is an annualized calculation of consolidated interest expense as of September 30, 2011, as calculated under the credit agreement:

(In thousands)
Senior term B loan	$37,545
Senior subordinated notes	31,410
Interest rate swap agreements	3,230
Unused line of credit	429
Capital leases	299
Standby letters of credit	92
Interest income	(23)

Consolidated interest expense per the senior credit agreement	$72,982

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.
Contractual Commitments Summary
The following table summarizes our contractual obligations and commitments as of September 30, 2011:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)
Long-term debt obligations(1)	$1,176,189	$73,938	$146,544	$145,137	$810,570
Operating lease obligations(2)	145,004	38,811	54,082	30,657	21,454
Capital lease obligations	6,774	312	682	772	5,008
Standby letters of credit	35,924	35,924	—	—	—

Total obligations and commitments(3)	$1,363,891	$148,985	$201,308	$176,566	$837,032

(1)
Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at September 30, 2011.

(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

(3)
The table above does not include $4.9 million of unrecognized tax benefits for uncertain tax positions and $2.3 million of associated accrued interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows, we are unable to reasonably estimate the amount and period in which these liabilities might be paid.

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
Accounts Receivable
Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers and commercial insurance companies. An estimated allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, we consider a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue as a contractual allowance in the consolidated statements of operations in the period of the change in estimate.
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
The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-life intangible assets. If updated estimates indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge is recorded in the consolidated statements of operations in the period of the change in estimate.
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
Stock-Based Compensation
NMH Investment, our indirect parent, adopted an equity-based compensation plan, and issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units, Class E Units and Class F Units pursuant to such plan. The units are limited liability company interests and are available for issuance to our employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management values the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service periods of the awards.
Derivative Financial Instruments
We report derivative financial instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholder’s equity as accumulated other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

We, from time to time, enter into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on our debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statement of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to accumulated other comprehensive income (loss) as a change to shareholder’s equity, net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in our consolidated balance sheets.
Available-for-Sale Securities
Our investments in related party marketable debt securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each reporting period. Unrealized gains and losses arising from such valuation are reported, net of tax, in accumulated other comprehensive income (loss).
Accruals for Self-Insurance
We maintain employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers’ compensation, automobile and professional and general liability programs are based on analyses performed internally by management and may take into account reports by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. Changes in estimates are charged or credited to the consolidated statements of operations in a period subsequent to the change in estimate.
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
We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure related to the variable debt, we entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 and ending September 30, 2014. Under the terms of the swap, we receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and we make payments to the counterparty based on a fixed rate of 2.5465% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under our term loan facility, this swap effectively fixes our cost of borrowing for $400.0 million of our term loan debt at 7.7965% per annum for the term of the swap.
As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $527.4 million outstanding to $127.4 million outstanding as of September 30, 2011. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense on the floating rate debt by approximately $1.3 million per annum.

Item 8.	Financial Statements and Supplementary Data
Our consolidated financial statements required by this Item are on pages F-1 through F-32 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officers) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of September 30, 2011, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.
Management’s evaluation did not include assessing the internal controls of seven businesses that were acquired by us in purchase business combination transactions during fiscal 2011. The combined financial statements of these companies are included in our consolidated financial statements for the fiscal year ended September 30, 2011, and represented 3.8% of our total assets as of September 30, 2011 and 1.2% of our net revenue for the fiscal year ended September 30, 2011.
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

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The following table sets forth the name, age and position of each of our directors and executive officers as of December 1, 2011:

Name	Age	Position
Gregory T. Torres	62	Chairman and Director
Edward M. Murphy	64	Chief Executive Officer and Director
Bruce F. Nardella	54	President and Chief Operating Officer
Denis M. Holler	57	Chief Financial Officer and Treasurer
Robert M. Melia	55	Cambridge Operating Group President
David M. Petersen	63	Redwood Operating Group President
Jeffrey M. Cohen	43	Chief Information Officer
Linda DeRenzo	52	Chief Legal Officer, General Counsel and Secretary
Kathleen P. Federico	52	Chief Human Resources Officer
Dwight D. Robson	40	Chief Public Strategy and Marketing Officer
Chris A. Durbin	46	Director
James L. Elrod, Jr.	57	Director
Pamela F. Lenehan	59	Director
Kevin A. Mundt	57	Director
Guy Sansone	47	Director

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
Edward M. Murphy has served as Chief Executive Officer since January 2005 and was elected to the Board of Directors in September 2004. He also served as our President from September 2004 until December 2009. Mr. Murphy founded Alliance Health and Human Services, Inc. (“Alliance”) in 1999 and served as the organization’s President and CEO until September 2004. Prior to founding Alliance, he was a Senior Vice President at Tucker Anthony and President and Chief Operating Officer of Olympus Healthcare Group. Mr. Murphy is a former Commissioner of the Massachusetts Department of Youth Services and the Massachusetts Department of Mental Health, and the former Executive Director of the Massachusetts Health and Educational Facilities Authority. Mr. Murphy was selected as a director for his knowledge and experience in finance and the human services industry and experience in the public, private and nonprofit sectors.

Bruce F. Nardella was appointed President and Chief Operating Officer in December 2009, after being appointed Executive Vice President and Chief Operating Officer in May 2007. Mr. Nardella joined MENTOR in 1996 as a state director and in May 2003 he was named President of our Eastern Division. Prior to that, he was a deputy commissioner for the Massachusetts Department of Youth Services.
Denis M. Holler has served as our Chief Financial Officer and Treasurer since May 2007. Mr. Holler was named Senior Vice President of Finance in January 2002 and led the Company’s corporate finance functions through the 2006 purchase by Vestar Capital Partners V, L.P. In addition to overseeing all finance functions of the Company, he manages external relationships with our equity sponsor, banking partners and high-yield investors. Prior to joining MENTOR in October 2000 as Vice President of Financial Operations, Mr. Holler was Chief Financial Officer of the Fortress Corporation.
Robert M. Melia was named Cambridge Operating Group President on March 4, 2011, having joined the Company in November 2007, first as the head of our affiliated employment services business and then as Senior Vice President, Mergers & Acquisitions. Prior to joining the Company, Mr. Melia was employed at Maximus, Inc. from 1998 to 2007, ending as President of the Workforce Services Division. He also served for 12 years in a variety of positions at Massachusetts state agencies.
David M. Petersen served as our Senior Vice President and President of our Central Division from May 2003 until being named Senior Vice President and Redwood Operating Group President in June 2007. Prior to joining MENTOR, Mr. Petersen worked for REM since 1972, having managed various operations in Minnesota, Montana, North Dakota and Wisconsin.
Jeffrey M. Cohen joined the Company as its Chief Information Officer on November 9, 2011. From 2008 until joining MENTOR, Mr. Cohen served as Vice President of Information Technology for Magellan Biosciences, a private equity backed medical device company, where he oversaw the strategic transformation of Magellan’s worldwide IT and communications systems. Prior to that, Mr. Cohen was Director of Information Technology at Biogen Idec, where he was responsible for its ERP, SOX program and ancillary systems for finance, human resources, legal and business development. He started his career at Cambridge Technology Partners, in various consulting roles culminating as a Vice President for its eBusiness practice.
Linda DeRenzo was named our Chief Legal Officer on March 4, 2011, and has served as our General Counsel and Secretary since March 2006. Ms. DeRenzo oversees the litigation and risk management, regulatory compliance, labor and employment and corporate legal functions. An 18-year business law veteran before joining the Company, Ms. DeRenzo represented high-growth companies and their financiers in a variety of industries including information technology, life sciences and health services. Prior to joining MENTOR, Ms. DeRenzo was a partner at Testa, Hurwitz & Thibeault, LLP in Boston from 1992 to 2004.
Kathleen P. Federico joined the Company in December 2008 as our Senior Vice President, Human Resources, and was named our Chief Human Resources Officer on March 4, 2011. From 2005 until joining MENTOR, Ms. Federico served as Senior Vice President, Sales and Human Resources, for World Travel Holdings in Woburn, Massachusetts, and was its Senior Vice President, Human Resources, from 2002 to 2005. Prior to that, she served as Vice President of Human Resources for KaBloom LLC, NE Restaurant Company and Sodexho Marriott Services. Ms. Federico was also Chief Operating Officer for Sheehan Associates, an employee benefits brokerage firm.
Dwight D. Robson was named Chief Public Strategy and Marketing Officer on March 4, 2011 after serving as Vice President of Public Strategy since joining MENTOR in 2003. He leads the work of the Public Strategy Group, which is responsible for developing and implementing the Company’s agenda with respect to communications, investor relations, marketing and proposal development, and government and community affairs. Mr. Robson’s experience prior to joining the Company includes senior policy and management positions in Massachusetts state government, most recently as Assistant State Treasurer.
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
James L. Elrod, Jr. joined our board of directors in June 2006. Mr. Elrod is a Managing Director of Vestar Capital Partners, having joined Vestar in 1998. Previously, he was Executive Vice President, Finance and Operations for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of Radiation Therapy Services, Inc. Mr. Elrod was selected as a director for his knowledge and experience in finance and the health care industry.

Pamela F. Lenehan was elected to our board of directors in December 2008. Ms. Lenehan has served as President of Ridge Hill Consulting, a strategy consulting firm, since 2002. Prior to this, Ms. Lenehan was self-employed as a private investor. From 2000 to 2001, she was vice president and chief financial officer of Convergent Networks. From 1995 to 2000, she was senior vice president of corporate development and treasurer of Oak Industries Inc. Prior to that, Ms. Lenehan was a Managing Director in Credit Suisse First Boston’s Investment Banking division and a vice president of Corporate Banking at Chase Manhattan Bank. Ms. Lenehan is currently a member of the boards of directors of Spartech Corporation, where she is also the chair of the Compensation Committee, Monotype Imaging Holdings Inc., where she is a member of the Audit Committee and chair of the Compensation Committee and American Superconductor Corporation where she chairs the Audit Committee. From 2001 to 2007 she was a member of the board of directors of Avid Technology and at various times chair of the board, chair of the Audit Committee and a member of the Compensation Committee. Ms. Lenehan was selected as a director for her knowledge and experience in finance and strategy and holds an Advanced Professional Director Certification from the American College of Corporate Directors, a national public company director education organization.
Kevin A. Mundt joined our board of directors in March 2008. He is a Managing Director at Vestar Capital Partners, and is President of the Vestar Resources group. Before joining Vestar in 2004, Mr. Mundt spent 23 years as a strategy and operations consultant specializing in consumer products, retailing and multi-point distribution, as well as healthcare and industrial marketing. For 11 of those years, Mr. Mundt was a strategic adviser to Vestar, and served on the boards of several Vestar portfolio companies. He began his consulting career at Bain and Company, and went on from there to co-found Corporate Decisions, Inc. When that firm was acquired by Marsh and McLennan, Mr. Mundt became a Managing Director of Marsh and McLennan’s financial consulting arm, Mercer Oliver Wyman. Mr. Mundt is currently Chairman of the Board for Solo Cup Company and a Director at Del Monte Foods, MediMedia and The Sun Products Corp., companies in which Vestar or its affiliates have a significant equity interest. Mr. Mundt was selected as a director for his knowledge and experience in strategy and operations.
Guy Sansone was elected to our Board of Directors in December 2009. Mr. Sansone is a Managing Director at Alvarez & Marsal in New York and serves as head of its Healthcare Industry Group. Over the past 20 years, he has invested in and consulted as an executive to numerous companies, focusing on developing and evaluating strategic and operating alternatives designed to enhance value. While at Alvarez & Marsal, Mr. Sansone served as Chief Executive Officer and Chief Restructuring Officer at Saint Vincent Catholic Medical Centers in New York from October 2005 to August 2007 and as interim Chief Financial Officer of HealthSouth Corporation from March 2003 to October 2004, among other positions. He most recently served as Chief Restructuring Officer for Erickson Retirement Communities, which filed for bankruptcy protection in October 2009. Mr. Sansone was a director of Rotech Healthcare, Inc. from March 2002 to August 2005. Mr. Sansone was selected as a director for his knowledge and experience in strategy and operations, with an emphasis on the health care industry.
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
Compensation Discussion and Analysis
General Overview. The Company is an indirect wholly owned subsidiary of NMH Investment. NMH Investment is beneficially owned by Vestar and certain affiliates, certain of our directors and members of our management team. The Company’s directors include representatives of Vestar (Chris Durbin, James Elrod Jr. and Kevin Mundt) and management (Gregory Torres and Edward Murphy), as well as two outside directors (Pamela Lenehan and Guy Sansone). Messrs. Elrod, Durbin and Sansone serve as members of the Company’s Compensation Committee. Mr. Elrod was the Committee’s chairman until December 2, 2011, when Mr. Durbin was elected chairman.

In connection with the Company’s acquisition by Vestar on June 29, 2006 (the “Merger”), the Company entered into an amended and restated employment agreement with its Chief Executive Officer, Edward Murphy. It also entered into severance agreements with its other executive officers, including Bruce Nardella, the Company’s President and Chief Operating Officer, Denis Holler, the Company’s Chief Financial Officer, David Petersen, President of the Redwood Operating Group, and Linda DeRenzo, the Company’s Chief Legal Officer, and, subsequently upon his hire, Robert Melia, President of the Cambridge Operating Group. The compensation paid to Mr. Murphy reflects negotiations at the time of the Merger. Messrs. Holler, Nardella, Petersen and Melia and Ms. DeRenzo have all received raises since the Merger, upon being promoted or otherwise. As of September 30, 2011, the Company’s executive officers have invested approximately $3.0 million in the Preferred Units and Class A Common Units of NMH Investment.
Following the Merger, in January 2007, members of the Company’s management, including the executive officers, were awarded grants of Class B, Class C and Class D Common Units in NMH Investment. Messrs. Holler and Nardella were awarded additional grants of Class B, Class C and Class D Common Units following their promotions in fiscal 2007, Mr. Melia was awarded grants of Class B, Class C and Class D Common Units in fiscal 2008, and the Company’s executive officers were awarded further grants of Class D Common Units in fiscal 2008. Following the Refinancing, in June 2011, certain members of the Company’s management, including the executive officers, were awarded grants of Class F Common Units in NMH Investment. Throughout this analysis, Messrs. Murphy, Holler, Nardella, Petersen and Melia and Ms. DeRenzo are referred to as the “named executive officers”.
Compensation Policies and Practices. The primary objectives of our executive compensation program are to:
•	attract and retain top executive talent;
•	achieve accountability for performance by linking annual cash incentive awards to achievement of measurable performance objectives; and
•	align executives’ incentives with equity value creation.
Our executive compensation programs are designed to encourage our executive officers to operate the business in a manner that enhances equity value. The primary objective of our compensation program is to align the interests of our executive officers with our equityholders’ short- and long-term interests. This is accomplished by awarding a significant portion of our executives’ overall compensation based on our financial performance, specifically, revenue and achievement of earnings before interest, taxes, depreciation and amortization, or EBITDA (with certain adjustments). This year, we also provided a one-time discretionary recognition bonus to our executive officers and others after the successful Refinancing which closed on February 9, 2011. We also created a new class of equity, the Class F Common Units, and made substantial equity grants to our executive officers. Our compensation philosophy provides for a direct relationship between compensation and the achievement of our goals and seeks to include management in upside rewards.
We seek to achieve an overall compensation program that provides foundational elements such as base salary and benefits, as well as an opportunity for variable incentive compensation that constitutes a significant portion of an executive officer’s annual compensation in order to drive the Company’s achievement of performance goals.
The Company’s executive compensation program is overseen by the Compensation Committee (the “Committee”) of the Company’s Board of Directors. The role of the Committee is, among other things, to review and approve salaries and other compensation of the executive officers of the Company, to review and recommend equity grants under NMH Investment’s equity plan, and to review and approve the annual cash incentive plan in which the executive officers participate.

Elements of Compensation. Each element of the executive compensation program works to fulfill one or more of the objectives of the program. The elements of our compensation program are as follows:
•	base salary;
•	annual cash bonus incentives;
•	one-time cash recognition bonus in fiscal 2011;
•	long-term incentive compensation in the form of equity-based units;
•	deferred compensation;
•	severance benefits and equity vesting upon a change in control; and
•	other benefits.
Our base salary structure is designed to recognize the contributions of our senior management team. Our annual bonuses are designed to reward executive officers for achievement of annual objectives tied to EBITDA (with certain adjustments) and revenue. Our equity component of compensation, in the form of equity units in NMH Investment, is designed to reward equity value creation. The discretionary recognition bonuses were designed to reward contributions to enabling the successful Refinancing. Set forth below is a description of each element, including why we have chosen to pay the element, how we determine the amount to be paid and how each compensation element fits into our overall compensation objectives.
Base Salary. Base salary provides executives with a fixed amount of compensation paid on a regular basis throughout the year. The Committee’s charter charges the Committee with reviewing and determining each executive’s base salary on an annual basis. Effective February 28, 2011, the Compensation Committee increased Mr. Holler’s salary from $275,000 to $285,000, Mr. Petersen’s salary from $260,000 to $270,000, Mr. Melia’s salary from $240,000 to $260,000 and Ms. DeRenzo’s salary from $235,000 to $250,000. Factors considered in increasing these base salaries included the level and scope of responsibilities and a comparison with the base pay of the Company’s other executive officers, who are named in Item 10. The named executive officers’ base salaries were reviewed again in December 2011 as required by the Committee’s charter, and they were left unchanged.
Annual Incentive Compensation. In addition to base salary, each named executive officer participates in The MENTOR Network Incentive Compensation Plan, an annual cash incentive plan, which constitutes the variable, performance-based component of an executive’s cash compensation. The objective of this element of executive compensation is to drive individual performance and the achievement of organizational goals. The plan provides the executive officers with the opportunity to earn significant annual cash bonuses. The annual incentive plan for fiscal 2011 was structured to provide incentive compensation based upon the Company’s attainment of certain financial targets for the fiscal 2011, which were approved by the Compensation Committee, and individual performance on quality. For fiscal 2011, the incentive compensation payout opportunity for Messrs. Holler, Petersen and Melia and Ms. DeRenzo was 25% of base salary at the threshold performance level, 50% at target level and 75% at the maximum level. Mr. Nardella’s incentive compensation payout opportunity was 37.5%, 75% and 112.5% at the threshold, target and maximum levels, respectively. Mr. Murphy’s incentive compensation payout opportunity was 50%, 100% and 150% at the threshold, target and maximum levels, respectively.
The achievement of the payout targets is challenging, and the payout scale is designed to drive performance. For the named executive officers to receive any payout, the Company must achieve a minimum threshold of 92.5% of its adjusted EBITDA and revenue goals. For the named executive officers to receive their maximum payout, the Company must achieve at least 107.5% of its adjusted EBITDA and revenue goals. Payouts for performance levels between threshold and maximum are calculated proportionately. Under the terms of the plan, the incentive compensation is calculated by first determining potential incentive compensation based on the achievement of the goals for EBITDA (weighted 75%) and revenue (weighted 25%). This initial amount can be reduced by 10% for failure to achieve the free cash flow goal, and by up to 100% for the failure to meet individual quality goals. It can also be increased from a discretionary pool, if any, that arises when there are reductions under the Plan for failure to meet goals, and from a discretionary 3% pool. In April 2011, the Committee approved the following financial targets for fiscal 2011: adjusted EBITDA of $117.9 million, revenue of $1.101 billion and free cash flows of $17.5 million. These financial targets exclude the Company’s acquisition activity. The Committee chose these targets as profitability continues to be a major objective of the Company, while the focus on revenue is meant to incentivize management to expand the Company’s overall business and not just its EBITDA. Free cash flows are essential to repay debt and fund the Company’s growth and investment in infrastructure, and quality is central to our mission and vital to ensure that profitability is achieved only through delivery of safe and effective services. In December 2011, the Committee effectively reduced the adjusted EBITDA target by $3.8 million for fiscal 2011, neutralizing the impact on incentive compensation of the Company’s decision to grant the one-time bonuses to direct care workers.

This year, the Company came close to meeting its financial goals, achieving 97.2% of the adjusted EBITDA goal and 97.9% of the revenue goal. The Company achieved its goal for free cash flows. As a result, the named executive officers were eligible to receive 86.4% of the payout that was achievable had the targets been met.
On October 28, 2011, the Company amended and restated The MENTOR Network Incentive Compensation Plan, and it amended and restated it again on December 27, 2011, effective October 1, 2011. The amended and restated plan applies to fiscal years beginning with fiscal 2012. The threshold, target and maximum incentive compensation payout opportunities for the executive officers were left unchanged, but the methodology for calculating incentive payouts for fiscal 2012 will consist of three elements as follows.
First, a “potential payout” will be calculated. As in prior years, the potential payout will be based on achievement of adjusted EBITDA and revenue goals. In fiscal 2011 and in prior years, adjusted EBITDA was weighted 75 percent and revenue was weighted 25 percent. This aligned with the Company’s goal to achieve a successful refinancing, which it effected in fiscal 2011. For fiscal 2012, adjusted EBITDA will be weighted 50 percent, and revenue will be weighted 50 percent. This reflects the shift in strategic emphasis to encouraging organic growth in addition to profitability. Following fiscal 2012, the Compensation Committee will determine the weighting between Adjusted EBITDA and revenue for each year. For the Operating Group Presidents, Messrs. Petersen and Melia, the Company’s consolidated Adjusted EBITDA and revenue results will be weighted 25 percent, and operating group Adjusted EBITDA and revenue will be weighted 75 percent, in order to emphasize and reward performance by the relevant business unit that each manages. The other executive officers’ potential payouts will continue to be based on the Company’s consolidated Adjusted EBITDA and revenue results. The potential payout ranges from 50% of target for achievement of 92.5% of the Adjusted EBITDA or revenue goals, to 150% of target for achievement of 107.5% of the Adjusted EBITDA or revenue goals, except for the Operating Group Presidents. For the Operating Group Presidents, the maximum incentive compensation payout of 150% in relation to operating group revenue will be payable for achievement of 104.5% of the revenue goals.
Second, one-half of the potential payout may be reduced based on the results of each participant’s individual scorecard. Each participant’s individual scorecard contains up to five measurable objectives for the individual to achieve over the course of the fiscal year. Each objective on the scorecard has a corresponding percentage weighting, and the total of all of the percentages on the scorecard totals 100%. If a participant achieves a score of 100% on his or her scorecard, then he or she will receive 100% of the potential payout that was based on Adjusted EBITDA and revenue achievement. If the participant achieves a score of less than 100% on his or her scorecard, then one-half half of the potential payout will be reduced proportionally by the individual’s scorecard result.
Third, each participant may receive additional discretionary incentive compensation. In the case of executive officers, discretionary incentive compensation will be determined by the Chief Executive Officer and approved by the Compensation Committee.
The Compensation Committee must approve all incentive payouts for executive officers under this plan. A participant may receive no incentive payout, notwithstanding the potential payout calculation or individual scorecard results, if he or she engages in exceptionally poor conduct or poor performance during the fiscal year.
One-Time Cash Bonuses. In March, after the successful Refinancing, the Company paid discretionary recognition bonuses to reward contributions that enabled the Company’s success. Mr. Murphy recommended the bonuses for the executive officers based on each one’s position and level of responsibility relative to the other executive officers. The Compensation Committee considered and adopted the recommendations of Mr. Murphy. Ms. DeRenzo also received a bonus of $8,500 in June as part of a retroactive salary adjustment.
Equity-Based Compensation. Long-term incentive compensation is provided in the form of non-voting equity units in the Company’s indirect parent company, NMH Investment, pursuant to the NMH Investment 2006 Unit Plan. The plan allows certain officers, employees, directors and consultants of the Company to participate in the long-term growth and financial success of the Company through acquisition of equity interests in NMH Investment, including Class B, Class C, Class D, Class E and Class F Common Units of NMH Investment. The purpose of the plan is to promote the Company’s long-term growth and profitability by aligning the interests of the Company’s management with the interests of the ultimate parent of the Company and by encouraging retention. A pool of units was set aside for management employees, including the named executive officers, as part of the Merger and granted to executive officers during the second quarter of fiscal 2007. Messrs. Holler and Nardella received grants of B, C and D Common Units during fiscal 2007 in recognition of their promotions. NMH Investment granted additional Class B, C and D Common Units to the executive officers, including the named executive officers, during the fourth quarter of fiscal 2008.

On May 10, 2011, the terms of the Class B, C and D Units were amended to accelerate their vesting so that they became fully vested to the extent not already vested. Also in May 2011, a new pool of Class F Common Units was created and in June 2011 units were issued to management employees, including the named executive officers. Upon their issuance, the F Units were 75% vested with respect to the named executive officers, based on the fact that their respective hire dates were before December 31, 2008. The remaining 25% will vest in December 2012 assuming continued employment of the employee with the Company. They were designed to motivate management to achieve financial results that would enhance the valuation of the Company upon a sale of the Company or other liquidity event. Pursuant to the terms of NMH Investment’s limited liability company agreement, holders of the Class B, C, D and F Units would receive distributions of assets representing 10% of the total return on investment to common equity holders upon a sale or other liquidity event involving NMH Investment. The Company eliminated performance-based vesting in order to simplify the equity plan, increase transparency and understanding and influence longer-term behavior, instead of setting annual performance targets, as it had done in prior years.
If an executive’s employment is terminated, NMH Investment may repurchase the executive’s units. Units that are already vested will be purchased for fair market value, except in the case of a termination for cause. In the case of a termination for cause, the Units would be purchased at cost (or forfeited, in the case of the F Units). If an executive officer’s employment is terminated due to death, disability or retirement prior to the earlier of (i) an initial public offering by or involving NMH Investment or any of its subsidiaries or (ii) a sale of the Company, the named executive officer and each of his or her permitted transferees (collectively, an “executive officer group”) has the right, subject to certain limitations, for 45 days following the six month anniversary of his or her termination, to sell to NMH Investment, on one occasion, a number of vested Class F Common Units equal to a specified percentage (the “specified percentage”) of the total number of vested Class F Common Units held by the executive officer group, at a purchase price equal to fair market value (the “put right”). In order to exercise this put right, the executive officer group will also be required to simultaneously sell to NMH Investment a number of Class B, C and D Common Units equal to the specified percentage of the total number of such Class B, C and D Common Units held by the executive officer group. The specified percentages for the named executive officers are as follows: Mr. Murphy, 38.15%; Mr. Nardella, 52.23%; Mr. Holler, 65.29%; Mr. Petersen, 59.37%; Mr. Melia, 30.06%; and Ms. DeRenzo, 75.26%.
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
Deferred Compensation. Under the National Mentor Holdings, LLC Executive Deferred Compensation Plan, the named executive officers receive an allocation to their account based on a percentage of base salary, as follows: Mr. Murphy, 13%; Mr. Nardella, 12%; Mr. Holler, 11%; and Mr. Petersen, Mr. Melia and Ms. DeRenzo, 9%. The Company contributed an additional $20,000 to Ms. DeRenzo’s account under the plan with respect to fiscal 2011 as part of a retroactive salary adjustment. These allocations are made as of the end of the plan year, December 31, for service rendered during the prior fiscal year. The Company elected to suspend these allocations for the 2009 plan year in light of economic conditions. It recommenced these allocations for the 2010 plan year, and during fiscal 2011 it made a retroactive allocation for the 2009 plan year to the accounts of the named executive officers in recognition of contributions that enabled the Company’s successful Refinancing. The balances earn a return, which for plan years 2011, 2010 and 2009, was a fixed rate of 6%. The plan is an unfunded, nonqualified deferred compensation arrangement, which provides deferred compensation to the executive officers. We may make additional discretionary allocations to the plan, although we did not do so in fiscal 2010 or 2009. A participant’s account balance is 100% vested and non-forfeitable and will be distributed to a participant following his or her retirement or termination from the Company, disability or death, or at the Company’s direction under certain circumstances.
A 401(k) plan is available to eligible employees, including the named executive officers. Under the plan, we may make an annual discretionary matching contribution and/or profit-sharing contribution. To supplement the 401(k) plan, the National Mentor Holdings, LLC Executive Deferral Plan is available to highly compensated employees (as defined by Section 414(q) of the Internal Revenue Code), including the named executive officers. Participants may contribute up to 100% of salary and/or incentive compensation bonus earned during the plan year. This plan is a nonqualified deferred compensation arrangement and is coordinated with our 401(k) plan so as to maximize a participant’s contributions and the Company’s matching contributions to the 401(k) plan, with the residual remaining in the Executive Deferral Plan. Distributions are made upon a participant’s termination of employment, disability, death, retirement or at a time specified by the participant when he or she makes a deferral election. Participants can elect to have distributions made in a lump sum or in monthly installments over a five-year period. A specific-date election may be made only in a lump sum. We have established a grantor trust to accumulate assets to provide for the obligations under the plan. Any assets of the grantor trust are subject to the claims of our general creditors.

Severance and Change-in-Control Benefits. As part of the Merger, the Company entered into an amended and restated employment agreement with Mr. Murphy and entered into severance agreements with each of the other named executive officers who were employed by the Company at that time. Mr. Melia entered into a severance agreement when he joined the Company in November 2007. Each of these agreements provides for severance benefits to be paid to the named executive officer if the Company terminates his or her employment without “cause” or he or she resigns for “good reason”, each as defined in the applicable agreement. See “— Severance Agreements”.
If any of the named executive officers terminates employment, for any reason other than by the Company for cause, he or she would be entitled to receive fair market value for his or her B, C, D and vested F units, and the 25% of the F Units that do not vest until December 2012 would be forfeited. Under each executive officer’s management unit subscription agreement, NMH Investment has the right to repurchase the units upon termination of employment. Fair market value is as determined in good faith by the management committee of NMH Investment (valuing the Company and its subsidiaries as a going concern, disregarding any discount for minority interest or marketability of the units).
In addition, upon a change in control of the Company any unvested F units will vest immediately. The Company believes that such accelerated vesting could align the interests of the named executive officers with the interests of the indirect parent of the Company in the event of a sale of the Company prior to December 2012 by encouraging the named executive officers to remain with the Company and enhancing their focus on the Company during a sale of the Company.
Other Benefits. The named executive officers are entitled to participate in group health and welfare benefits on the same basis as all regular, full-time employees. These benefits include medical, dental, vision care, flexible spending accounts, term life insurance, short-term and long-term disability insurance and an employee assistance program. In addition, all employees, including the executive officers, have the option of purchasing supplemental group term life insurance for themselves as well as coverage for their spouses and dependent children. Executive officers may also elect to receive supplemental disability insurance and long-term care insurance, with the premiums paid for by the Company.
Compensation Risk. The Compensation Committee has considered the compensation policies and practices throughout the Company to assess the risks presented by such policies and practices. Based on this review, we have determined that such policies and practices are not reasonably likely to have a material adverse effect on the Company. In reaching this determination, we have taken into account the following design elements of our compensation programs and policies and practices: mixture of cash and equity opportunities, mixture of time-based and performance-based pay vehicles, use of financial metrics that are easily capable of review and avoidance of uncapped rewards.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Chris A. Durbin (Chairman)
James L. Elrod Jr.
Guy Sansone

Fiscal 2011 Summary Compensation Table

					Non-Equity	Nonqualified
					Incentive	Deferred
				Equity	Plan	Compensation	All Other
	Fiscal	Salary	Bonus	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(a)	($)(b)	($)(c)	($)(d)	($)(e)	($)(f)	($)
Edward M. Murphy	2011	350,000	175,000	715,270	302,406	4,585	112,526	1,659,787
Chief Executive Officer	2010	350,000			247,146	2,885	42,195	642,226
	2009	350,000			213,755	1,511	19,523	584,789

Bruce F. Nardella	2011	302,500	150,000	464,730	196,025	3,204	77,535	1,193,994
President and	2010	297,634			160,203	6,549	33,668	498,054
Chief Operating Officer	2009	275,000			83,975	788	13,956	373,719

Denis M. Holler	2011	280,962	135,000	362,730	123,123	3,110	72,653	977,578
Chief Financial Officer and	2010	275,000			97,093	18,433	29,589	420,115
Treasurer	2009	275,000			83,975	784	14,376	374,135

David M. Petersen	2011	265,833	112,000	321,076	116,643	3,096	59,157	877,805
President, Redwood Operating	2010	260,000			92,702	5,041	22,888	380,631
Group	2009	260,000			79,395	815	11,132	351,342

Robert M. Melia	2011	251,923	100,000	339,213	112,323	2,740	131,578	937,777
President, Cambridge Operating Group

Linda DeRenzo	2011	243,942	108,500	244,809	108,003	1,880	73,517	780,651
Chief Legal Officer, General Counsel and Secretary

(a)	Includes individual’s pre-tax contributions to health plans and contributions to retirement plans.

(b)	Represents the discretionary recognition bonuses paid in March 2011. Ms. DeRenzo received an additional $8,500 bonus in June as part of a retroactive salary adjustment.

(c)
Figures represent grant date fair value of Class F Common Units awarded under the NMH Investment, LLC Amended and Restated 2006 Unit Plan (as amended) in accordance with Accounting Standards Codification Topic 718 (ASC 718, formerly FAS 123R). Please refer to Note 19 in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation expense of our equity awards.

(d)	Represents cash bonuses under our annual incentive compensation plan.

(e)	Represents earnings in excess of the applicable federal long-term rate under the Executive Deferred Compensation Plan and the Executive Deferral Plan.

(f)
Represents Company contributions to the Executive Deferred Compensation Plan and the Company match on executive contributions to the 401(k) plan and Executive Deferral Plan, which has been estimated for fiscal 2011 in advance of the actual determination. The fiscal 2010 and 2009 amounts in this column were estimated at the time and have not been restated, as any differences were immaterial. Also included are Company paid parking, tax gross-ups for Company paid parking, imputed income on group term life insurance premiums and Company contributions for supplemental disability insurance and long-term care insurance premiums available to the executive officers. For fiscal 2011, the components of All Other Compensation were as follows:

	Company	Company
	Contributions	Match on
	to Executive	Contributions
	Deferred	to 401(k) and			Group	Supplemental	Long-Term
	Compensation	Executive	Company		Term Life	Disability	Care
	Plan $(1)	Deferral Plan $	Paid Parking $	Gross-ups $	Insurance $	Insurance $	Insurance $
Edward M. Murphy	91,000	3,675	1,440	670	2,376	5,563	7,803
Bruce F. Nardella	66,156	3,675	1,440	670	698	2,313	2,583
Denis M. Holler	60,683	3,675	1,440	670	1,173	2,565	2,446
David M. Petersen	46,950	3,675	0	0	1,706	3,652	3,174
Robert M. Melia(2)	43,500	0	0	0	938	2,399	1,465
Linda DeRenzo	63,088	3,637	1,440	670	526	2,162	2,412

(1)
These amounts include contributions in respect of the 2009 plan year which were restored during fiscal 2011. Ms. DeRenzo’s account was also credited an additional $20,000 as part of a retroactive salary adjustment.

(2)	Mr. Melia also received a payment of $83,276 in connection with the sale of a business by an affiliate of the Company.
Grants of Plan-Based Awards in Fiscal 2011
Estimated Possible Payouts Under Non-Equity Incentive Plan

Name	Threshold(a) ($)	Target(a) ($)	Maximum(a) ($)
Edward M. Murphy	175,000	350,000	525,000
Bruce F. Nardella	113,437	226,875	340,312
Denis M. Holler	71,250	142,500	213,750
David M. Petersen	67,500	135,000	202,500
Robert M. Melia	65,000	130,000	195,000
Linda DeRenzo	62,250	125,000	187,250

(a)
Amounts represent potential payouts relating to fiscal 2011 under The MENTOR Network Incentive Compensation Plan, based on base salary as in effect at September 30, 2011. For a description of the plan, see “Compensation Discussion and Analysis — Annual Incentive Compensation”.

During fiscal 2011, the named executive officers were issued Class F Common Units of NMH Investment in the following amounts.

				Grant Date
			Number	Fair Value of
Name	Grant Date	Approval Date	of Units	Unit Awards
Edward M. Murphy	June 15, 2011	May 10, 2011	701,246	$0.00
Bruce F. Nardella	June 15, 2011	May 10, 2011	455,618	$0.00
Denis M. Holler	June 15, 2011	May 10, 2011	355,618	$0.00
David M. Petersen	June 15, 2011	May 10, 2011	314,781	$0.00
Robert M. Melia	June 15, 2011	May 10, 2011	332,562	$0.00
Linda DeRenzo	June 15, 2011	May 10, 2011	240,008	$0.00

Outstanding Equity Awards at Fiscal 2011 Year-End
Shares and stock options are not included in this table because none were issued during the fiscal year and none were outstanding at fiscal year-end.

	Equity Incentive Plan Awards
				Payout Value
	Number and Class	Payout Value	Number and Class	of Unearned
	of Earned Units	of Earned Units	of Unearned Units	Units Not
Name	Not Vested (#)	Not Vested ($)(f)	Not Vested (#)	Vested ($)(f)
Edward M. Murphy	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	26,095.96 D Common Units(a)	260.96
	6,737.50 B Common Units(b)	336.88
	7,070.00 C Common Units(b)	212.10
	7,490.00 D Common Units(b)	74.90
	525,934.13 F Common Units(c)	—	175,311.38 F Common Units(c)	—

Bruce F. Nardella	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	21,723.95 D Common Units(a)	217.24
	962.50 B Common Units(c)	48.13
	1,010.00 C Common Units(c)	30.30
	1,070.00 D Common Units(c)	10.70
	5,775.00 B Common Units(b)	288.75
	6,060.00 C Common Units(b)	181.80
	6,420.00 D Common Units(b)	64.20
	341,713.14 F Common Units(c)	—	113,904.38 F Common Units(c)	—

Denis M. Holler	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	21,723.95 D Common Units(a)	217.24
	481.25 B Common Units(d)	24.06
	505.00 C Common Units(d)	15.15
	535.00 D Common Units(d)	5.35
	6,256.25 B Common Units(d)	312.81
	6,565.00 C Common Units(b)	196.95
	6,955.00 D Common Units(b)	69.55
	266,713.14 F Common Units(c)		88,904.38 F Common Units (c)	—

David M. Petersen	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	15,603.14 D Common Units(a)	156.03
	5,775.00 B Common Units(b)	288.75
	6,060.00 C Common Units(b)	181.80
	6,420.00 D Common Units(b)	64.20
	236,085.62 F Common Units(c)	—	78,695.21 F Common Units (c)	—

Robert M. Melia	5,513.56 B Common Units(e)	275.68
	5,788.72 C Common Units(e)	173.66
	6,136.19 D Common Units(e)	61.36
	249,421.15 F Common Units(c)	—	83,140.38 F Common Units (c)	—

Linda DeRenzo	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	13,854.33 D Common Units(a)	138.54
	6,256.25 B Common Units(b)	312.81
	6,565.00 C Common Units(b)	196.95
	6,955.00 D Common Units(b)	69.55
	180,006.29 F Common Units(c)	—	60,002.10 F Common Units (c)	—

(a)
Granted on August 22, 2008 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units fully vested on May 10, 2011, to the extent not already vested. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under columns (g) and (h) for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.

(b)
Granted on January 12, 2007 in connection with the initial compensatory grants under the NMH Investment, LLC 2006 Unit Plan. The units fully vested on May 10, 2011, to the extent not already vested. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under columns (g) and (h) for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.

(c)
Granted on June 15, 2011 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units were 75% vested upon grant date, and the remaining 25% will vest on December 15, 2012. Because payment of the value of the F Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under columns (g),(h) (i) and (j) for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”. The F Common Units are subject to a put right of the named executive officers, as described under “Compensation Discussion and Analysis — Equity-Based Compensation”.

(d)
Granted on August 14, 2007 in recognition of the named executive officer’s promotion. The units fully vested on May 10, 2011, to the extent not already vested. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under columns (g) and (h) for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.

(e)
Issued on April 7, 2009 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units fully vested on May 10, 2011, to the extent not already vested. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under columns (g) and (h) for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.

(f)
Payout value represents fair market value determined as of fiscal year-end, which is deemed to be $0.05 per B Common Unit, $0.03 per C Common Unit, $0.01 per D Common Unit and $0.00 per F Common Unit. For purposes of calculating fair market value, we assumed hypothetical transaction costs in a change in control of the Company.

Option Exercises and Stock Vested
No options were issued, outstanding or exercised during fiscal 2011. For purposes of this disclosure item, certain of the units were vested during fiscal 2011 such that if the named executive officer terminated his or her employment voluntarily during fiscal 2011 and NMH Investment had elected to repurchase his or her units, it would have been required to repurchase them at fair market value. The units that vested are set forth in the table below.

	Number of B	Number of C	Number of D	Number of F
	Common Units	Common Units	Common Units	Common Units
	Acquired on	Acquired on	Acquired on	Acquired on
Name	Vesting (#)(a)	Vesting (#)(a)	Vesting (#)(a)	Vesting (#)(a)
Edward M. Murphy	0	0	0	525,934
Bruce F. Nardella	154	0	0	341,713
Denis M. Holler	77	0	0	266,713
David M. Petersen	0	0	0	236,086
Robert M. Melia	1,638	5,789	6,136	249,421
Linda DeRenzo	0	0	0	180,006

(a)	In the event of a change in control, the unvested F Common Units automatically vest.
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
Pension Benefits
The Company has no pension plans.
Fiscal 2011 Nonqualified Deferred Compensation

	Executive	Company	Aggregate		Aggregate
	Contributions	Contributions	Earnings	Aggregate	Balance at
	in Last	in Last	in Last	Withdrawals/	Last Fiscal
	Fiscal Year	Fiscal Year	Fiscal Year	Distributions	Year End
Name	($)(a)(b)	($)(b)(c)	($)(b)(d)	($)(e)	($)(f)
Edward M. Murphy	10,904	92,752	16,237	0	319,053
Bruce F. Nardella	40,725	67,908	1,764	3,700	362,008
Denis M. Holler	11,492	62,435	8,309	0	623,603
David M. Petersen	23,175	48,702	11,575	9,700	271,186
Robert M. Melia	0	43,500	2,599	0	52,087
Linda DeRenzo	5,054	64,839	6,003	4,093	111,479

(a)
Represents amounts contributed to the Executive Deferral Plan during fiscal 2011. The Executive Deferral Plan is available to highly compensated employees to supplement the 401(k) plan. For details about the plan, see “Compensation Discussion and Analysis — Deferred Compensation”, above.

(b)
All of the amounts reported under “Executive Contributions in Last Fiscal Year” and “Company Contributions in Last Fiscal Year” are reported as compensation for fiscal 2011 in the Summary Compensation Table. Under “Aggregate Earnings in Last Fiscal Year”, the following amounts are reported as compensation in the Summary Compensation Table that were in excess of the applicable federal long-term rate are as follows:

Edward M. Murphy	$4,585
Bruce F. Nardella	3,204
Denis M. Holler	3,110
David M. Petersen	3,096
Robert M. Melia	764
Linda DeRenzo	1,880

(c)
Represents Company match (up to 1.5% of base salary) on executive contributions to the Executive Deferral Plan, plus Company contributions to the Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement to provide deferred compensation to executive officers. For details about both these plans, see “Compensation Discussion and Analysis—Deferred Compensation” above.

(d)
Represents the 6% return credited to the participant’s account in the Executive Deferred Compensation Plan for balances in fiscal 2011, plus the executives’ respective returns for amounts invested in the Executive Deferral Plan.

(e)	Represents amounts withdrawn from the Executive Deferral Plan and deposited into the executive’s respective 401(k) account in accordance with IRS rules.

(f)
Represents aggregate balances in Executive Deferral Plan and Executive Deferred Compensation Plan for each executive as of fiscal year-end. Of the amounts in this column, the following amounts have been reported as compensation in the Summary Compensation Table for fiscal 2011, fiscal 2010 and fiscal 2009.

	Fiscal	Fiscal	Fiscal
	2011	2010	2009
Edward M. Murphy	$94,675	$37,800	$14,994
Bruce F. Nardella	69,831	30,900	11,181
Denis M. Holler	64,358	26,363	11,181
David M. Petersen	50,625	21,225	9,469
Robert M. Melia	43,500	N/A	N/A
Linda DeRenzo	66,725	N/A	N/A
Severance Agreements
Mr. Murphy entered into an amended and restated employment agreement with us at the time of the Merger. This agreement was amended and restated during the first quarter of fiscal 2009 for compliance with Section 409A under the Internal Revenue Code. The initial term was three years, after which the agreement renews automatically each year for a one-year term, unless terminated earlier by the parties. The employment agreement provides for a base salary of $350,000 per year, subject to review and adjustment from time to time, with an annual bonus from the incentive compensation plan equal to no less than Mr. Murphy’s base salary if the Company reaches certain yearly determined performance objectives. Under the terms of the agreement, if Mr. Murphy is terminated by the Company without “cause” or Mr. Murphy resigns with “good reason”, the Company is obligated to continue to pay him his base salary and targeted incentive compensation for two years following the date of such termination, as well as a pro rata incentive compensation amount for the year in which such termination occurs. The definition of “cause” includes the commission of fraud or embezzlement, an indictment or conviction for a felony or a crime involving moral turpitude, willful misconduct, violation of any material written policy of the Company, material neglect of duties, failure to comply with reasonable Board directives and material breach of any agreement with the Company or its securityholders or affiliates. The definition of “good reason” includes a material change in title, duties and responsibilities, a reduction in Mr. Murphy’s annual base salary or annual bonus opportunity (subject to certain exclusions), a material breach by the Company of the amended and restated employment agreement, and relocation of Mr. Murphy’s principal place of work from its current location to a location that is beyond a 50-mile radius of such location.

The employment agreement contains provisions pursuant to which Mr. Murphy has agreed not to disclose our confidential information. Mr. Murphy has also agreed not to solicit our employees or contractors, nor compete with us for a period of two years after his employment with us has been terminated.
Messrs. Holler, Nardella and Petersen and Ms. DeRenzo entered severance agreements with us at the time of the Merger, and Mr. Melia entered into the same form of severance agreement upon his hire in November 2007. These agreements were amended and restated during the first quarter of fiscal 2009 for compliance with Section 409A under the Internal Revenue Code. Pursuant to these agreements, in the event that the employment of any such employees is terminated by the Company without “cause” or the named executive officer resigns with “good reason”, they will be entitled to (i) the payment of an aggregate amount equal to their base salary for one year, (ii) the payment of an amount equal to their annual cash bonuses earned in the year prior to their termination and (iii) continued coverage under our health, medical and welfare benefit plans for a period of one year from the date of termination. “Cause” and “good reason” are defined as such terms are defined in Mr. Murphy’s amended and restated employment agreement. The severance agreements also contain provisions pursuant to which the executive officer agrees not to disclose our confidential information, solicit our employees or contractors or compete with us for a period of one year after his or her employment with us has been terminated.
Estimated Severance and Change-in-Control Payments
Mr. Murphy’s amended and restated employment agreement and the severance agreements of the other named executive officers provide for severance benefits in the event of termination under certain circumstances. The following table shows the amount of potential severance benefits for the named executive officers pursuant to their employment or severance arrangements, assuming the named executive officer was terminated under circumstances qualifying for the benefits and that termination occurred as of September 30, 2011, our fiscal year-end. The table also shows the estimated present value of continuing coverage for the benefits and the amount that would be paid for the repurchase of the B, C, D and F Common Units in NMH Investment, assuming a termination without cause.

			Repurchase of
			Restricted	Value of
			B, C, D and F	Continued
	Salary	Bonus	Common	Benefits	Total
Name	($)(a)	($)(b)	Units ($)(c)	($)(d)	($)
Edward M. Murphy	700,000	700,000	939	63,274	1,464,213
Bruce F. Nardella	302,500	160,203	895	29,489	493,087
Denis M. Holler	285,000	97,093	895	26,783	409,771
David M. Petersen	270,000	92,702	745	23,988	387,435
Robert M. Melia	260,000	96,262	511	12,527	369,300
Linda DeRenzo	250,000	82,970	772	5,202	338,944

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

(c)
Represents the amount the executive officer would receive for the B, C, D and F Common Units, including the original purchase price. The units may be repurchased upon the executive officer’s termination. Assuming a termination without cause on September 30, 2011, the named executive officers would receive fair market value for all of the B Common Units, C Common Units and D Common Units and fair market value and cost, respectively, for the following numbers of F Common Units, where fair market value for F Common Units is equal to $0.0, as shown below:

	Number of B	Number of C	Number of D	Number of F
	Common	Common	Common	Common
	Units	Units	Units	Units	Number of F
	Purchased at	Purchased at	Purchased at	Purchased at	Common
	Fair Market	Fair Market	Fair Market	Fair Market	Units
	Value	Value	Value	Value	Forfeited
Edward M. Murphy	7,402	7,767	33,586	525,934	175,311
Bruce F. Nardella	7,402	7,767	29,214	341,713	113,904
Denis M. Holler	7,402	7,767	29,214	266,713	88,904
David M. Petersen	6,439	6,757	22,023	236,086	78,695
Robert M. Melia	5,514	5,789	6,136	249,421	83,140
Linda DeRenzo	6,920	7,262	20,809	180,006	60,002

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

Neither Mr. Murphy’s employment agreement nor the named executive officer’s severance agreements contain provisions for payments upon a change of control of the Company. However, assuming a change of control occurred at September 30, 2011, the Company’s fiscal year-end, under the governing documents, all of the F Common Units would vest. The payout based on estimated fair market value of each named executive officer’s B, C and D Common Units and vested and unvested F Common Units, as of September 30, 2011, would be as set forth in the following table.

	B Common	C Common	D Common	F Common
Name	Units ($)	Units ($)	Units ($)	Units ($)	Total ($)
Edward M. Murphy	370	233	336	0	939
Bruce F. Nardella	370	233	292	0	895
Denis M. Holler	370	233	292	0	895
David M. Petersen	322	203	220	0	745
Robert M. Melia	276	174	61	0	511
Linda DeRenzo	346	218	208	0	772
Director Compensation
We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. We compensate our outside directors as set out in the table below. Mr. Murphy receives no additional compensation for his service as a director, apart from his compensation as Chief Executive Officer. Messrs. Durbin, Elrod, Mundt and O’Connell are employees of Vestar and do not receive any additional compensation for their service as directors of the Company.

				Nonqualified
	Fees Earned or		Equity	Deferred
	Paid in Cash		Awards	Compensation		All Other
Name	($)		($)	Earnings ($)		Compensation ($)		Total ($)
Gregory T. Torres	100,000	(a)	—	3,680	(b)	370	(c)	104,050
Pamela F. Lenehan	25,000	(d)	—	—		—		25,000
Guy Sansone	25,000	(d)	—	—		—		25,000

(a)	Mr. Torres is paid a salary of $100,000 per year in accordance with his amended and restated employment agreement.

(b)
Represents earnings in excess of the applicable federal long-term rate. Mr. Torres continues to accrue interest on amounts credited to him in the Executive Deferred Compensation Plan during his service as the Company’s President and Chief Executive Officer.

(c)	Represents imputed income for payment of premiums for group term life insurance.

(d)
Ms. Lenehan and Mr. Sansone received a fee of $5,000 for each meeting of the Board of Directors attended in person and a fee of $1,000 for each meeting attended by phone and each committee meeting attended.

(f)	At September 30, 2011, the last day of our fiscal year, Ms. Lenehan held 3,188.00 E Common Units and Mr. Sansone held 3,187.00 E Common Units.
Compensation Committee Interlocks and Insider Participation
Messrs. Durbin, Elrod and Sansone are the members of the Company’s Compensation Committee, and none of them is or has been an officer or employee of the Company. Messrs. Durbin and Elrod are managing directors of Vestar, which controls the Company, and Mr. Sansone is a Managing Director at Alvarez & Marsal, which provided consulting services to the Company during the fiscal year. For a description of the transactions between us and Vestar and Alvarez & Marsal, respectively, see Item 13, “Certain Relationships and Related Transactions, and Director Independence”. Apart from these relationships, no member of the Compensation Committee has any relationship that would be required to be reported under Item 404 of Regulation S-K. No member of the Compensation Committee serves or served during the fiscal year as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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
Beneficial ownership has been determined as of December 1, 2011 in accordance with the relevant rules and regulations promulgated under the Exchange Act.

	Number of	Percent of
Name and Address of Beneficial Owner	Class A Units(1)(2)	Class A Units
Vestar Capital Partners V, L.P.(3)	6,918,627	94.0%
Gregory T. Torres	25,000	*
Edward M. Murphy	130,000	1.8%
Bruce F. Nardella	30,000	*
Denis M. Holler	40,169	*
David M. Petersen	31,200	*
Linda DeRenzo	20,000	*
Robert M. Melia	12,500	*
Chris A. Durbin(4)	—	—
James L. Elrod, Jr.(4)	—	—
Pamela F. Lenehan	2,750	*
Kevin A. Mundt(4)	—	—
Guy Sansone	—	—
All directors and executive officers (15 persons)	303,069	4.1%

*	Less than 1.0%.

(1)
In addition, certain members of management own non-voting Preferred Units, Class B Units, Class C Units, Class D Units and Class F Units, Ms. Lenehan owns non-voting Preferred Units and Class E Units, and Mr. Sansone owns Class E Units which are not reflected in the table above. See “Certain Relationships and Related Party Transactions — Management Unit Subscription Agreements” and “— Director Unit Subscription Agreement” for additional information.

(2)
The Preferred Units and 30% of Class A Common Units held by the management investors were vested with respect to appreciation immediately upon issuance, assuming continued employment with the Company, and the remaining 70% of Class A Common Units vest ratably over 49 months. See “Certain Relationships and Related Party Transactions — Management Unit Subscription Agreements” for additional information.

(3)
Includes 6,915,196 Class A Common Units held by Vestar Capital Partners V, L.P. (the “Fund”) and 3,431 Class A Common Units held by Vestar/NMH Investors, LLC. In addition, the Fund owns 1,727,280 Preferred Units and Vestar/NMH Investors, LLC owns 857 Preferred Units, representing approximately 97.5% of the Preferred Units, of NMH Investment. Vestar Associates V, L.P. is the general partner of the Fund, having voting and investment power over membership interests held or controlled by the Fund. Vestar Managers V, Ltd. (“VMV”) is the general partner of Vestar Associates V, L.P. Each of Vestar Associates V, L.P. and VMV disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund. The address of Vestar Capital Partners V, L.P. is 245 Park Avenue, 41st Floor, New York, NY 10167.

(4)
Messrs. Elrod, Mundt and Durbin are Managing Directors of Vestar. Each of Messrs. Elrod, Mundt and Durbin disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund, except to the extent of his indirect pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Limited Liability Company Agreement
Under the Fifth Amended and Restated Limited Liability Company Agreement (as amended, the “Limited Liability Company Agreement”) of NMH Investment, by and among NMH Investment, Vestar, an affiliate of Vestar, the management and director investors and future parties to such agreement, the initial management committee consists of members elected by a plurality vote of the holders of NMH Investment’s Class A Common Units consisting of the designees of Vestar as determined in accordance with the Securityholders Agreement described below and one additional person. The management committee currently has seven members. Any member of the management committee may be removed at any time by the holders of a majority of the total voting power of the outstanding Class A Common Units. The management committee currently consists of the same individuals as our board of directors.
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
Management Unit Subscription Agreements
In connection with the Merger, NMH Investment entered into several agreements with management investors and with the Chairman, Mr. Torres, pursuant to which such investors subscribed for and purchased Preferred Units and Class A Common Units (which is the only class of voting equity interests in NMH Investment). Robert Melia, our Cambridge Operating Group President, and Kathleen Federico, our Chief Human Resources Officer, also subscribed for and purchased Preferred Units and Class A Common Units after their respective start dates with the Company. The Preferred Units and 30% of the Class A Common Units were vested with respect to appreciation upon issuance. The remaining 70% of the units vest ratably over 49 months, and thus all of the issuances except for Mr. Melia’s and Ms. Federico’s were fully vested as of July 2010. On July 5, 2007, NMH Holdings paid a dividend to its parent, NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its Preferred Units.
In addition, NMH Investment has previously entered into agreements with management investors, including all of the executive officers, except for Jeffrey Cohen whose agreement is pending, whereby such management investors were granted non-voting Class B Units, Class C Units, Class D Units and Class F Units at either nominal or no cost. In June 2011, NMH Investment entered into management unit subscription agreements with the management investors with respect to the Class F Units and amended the terms of the Class B, Class C and Class D Units. See “Executive Compensation — Compensation Discussion and Analysis — Equity-Based Compensation”. The Class B, Class C and Class D Units’ rights to share in an increase in value of NMH Investment are fully vested for all holders. With respect to the executive officers except for Mr. Cohen, based on the fact they were hired before December 31, 2008, the Class F units are 75% vested, and the remaining 25% will vest in December 2012, assuming continued employment of the employee with the Company. Mr. Cohen was granted the right to subscribe for Class F Units at no cost in December 2011. The Class F units will vest over a three-year period, with one-third vesting each year upon the anniversary of the date the units are issued to him. In the aggregate, the Class B, Class C, Class D and Class F units represent the right to receive 10.0% of the increase in value of the common equity interests in NMH Investment.
NMH Investment may be required to purchase a certain percentage of an executive officer’s units in the event of such investor’s disability, death or retirement. In addition, NMH Investment has the right to purchase all or a portion of a management investor’s units upon the termination of such investor’s active employment with the Company or its affiliates. The price at which the units will be purchased will vary depending on a number of factors, including (i) the circumstances of such termination of employment and whether the management investor engages in certain proscribed competitive activities following employment, (ii) the length of time such units were held and (iii) the financial performance of NMH Investment over a certain specified time period. However, NMH Investment shall not be obligated to purchase any units at any time to the extent that the purchase of such units, or a payment to NMH Investment by one of its subsidiaries in order to fund such purchase, would result in a violation of law, a financing default or adverse accounting consequences, or if a financing default exists which prohibits such purchase or payment. From time to time, NMH Investment may enter into additional management subscription agreements with the management investors or additional members of management pursuant to which it may issue additional units.

Director Unit Subscription Agreements
In connection with her election to our board of directors in December 2008, Pamela F. Lenehan entered into a Director Unit Subscription Agreement with NMH Investment. Ms. Lenehan subscribed for specified amounts of Preferred Units, Class A Common Units and Class E Common Units of NMH Investment for an aggregate of $125,159. These units were issued to Ms. Lenehan in January 2009. In connection with his election to our board of directors in December 2009, Guy Sansone was offered the opportunity to subscribe for 3,187 Class E Common Units of NMH Investment for an aggregate of $159.35. These units were issued to Mr. Sansone in September 2010.
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
(a)	up to six designees of Vestar; and
(b)	the Company’s chief executive officer.
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
Management Agreement
Vestar and the Company are parties to a management agreement relating to certain advisory and consulting services rendered by Vestar. In consideration of those services, the Company has agreed to pay to Vestar an aggregate per annum management fee equal to the greater of (i) $850,000 or (ii) an amount per annum equal to 1.00% of the Company’s consolidated earnings before depreciation, amortization, interest and taxes for each fiscal year before deduction of Vestar’s fee, determined as set forth in the Company’s senior credit agreement. The Company also agreed to indemnify Vestar and its affiliates from and against all losses, claims, damages and liabilities arising out of the performance by Vestar of its services pursuant to the management agreement. The management agreement will terminate at such time as Vestar and its partners and their respective affiliates hold, directly or indirectly in the aggregate, less than 20% of the voting power of the Company’s outstanding voting stock, upon a sale of the Company or upon the completion of an initial public offering. This agreement also provides for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided that such fees shall be paid only with the consent of the directors of the Company who are not affiliated with or employed by Vestar.

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
Consulting Agreement
During fiscal 2011 and 2010, the Company engaged Alvarez & Marsal Healthcare Industry Group to provide certain transaction advisory and other services. Our director Guy Sansone is a Managing Director at Alvarez & Marsal and the head of its Healthcare Industry Group. The engagement resulted in aggregate fees of approximately $670,000 for advisory services in connection with a transaction that was not completed, of which approximately $230,000 was incurred in the fiscal year ended September 30, 2011. We also retained Alvarez & Marsal for advisory services related to our cost optimization and restructuring efforts during fiscal 2011 and paid fees of approximately $740,000 for this engagement. The two engagements were approved by our Audit Committee. Mr. Sansone is not a member of our Audit Committee and was not personally involved in either engagement.
During fiscal 2011, the Company engaged Duff & Phelps, LLC as a financial advisor in connection with the Refinancing, including the repurchase of the NMH Holdings notes, and related matters. According to public filings at the time, Vestar owned 12.4% of the Class A common stock of Duff & Phelps Corporation, the parent company of Duff & Phelps, LLC, and one of Vestar’s principals served on the Board of Directors of Duff & Phelps Corporation but was not personally involved in this engagement. This engagement resulted in fees of approximately $216,000 during the fiscal 2011 and was approved by the Company’s Board of Directors, with the Vestar members abstaining from voting.
Policies and Procedures for Related Party Transactions
As a debt-only issuer, our related party transactions with executive officers and directors are generally reviewed by our board of directors or Audit Committee, although we have not historically had formal policies and procedures regarding the review and approval of related party transactions.
Director Independence
Our board is currently composed of seven directors: Gregory T. Torres and Edward M. Murphy, who are employed by the Company; James L. Elrod, Jr., Kevin A. Mundt and Chris A. Durbin, who are employed by Vestar; and Pamela F. Lenehan and Guy Sansone. Of these directors, only Ms. Lenehan and Mr. Sansone would likely qualify as independent directors based on the definition of independent director set forth in Rule 5605(a)(2) of the Nasdaq Stock Market, LLC Listing Rules (the “Nasdaq Listing Rules”). Under the Nasdaq Listing Rules, we would be considered a “controlled company” because more than 50% of our voting power is held by a single person. Accordingly, even if we were a listed company on Nasdaq, we would not be required by Nasdaq Listing Rules to maintain a majority of independent directors on our board, nor would we be required by Nasdaq Listing Rules to maintain a Compensation Committee or nominating committee comprised entirely of independent directors. No members of management serve on either the Audit or Compensation Committees. Ms. Lenehan and Messrs. Durbin and Mundt serve on our Audit Committee, and Mr. Durbin, Mr. Elrod and Mr. Sansone serve on our Compensation Committee.

Item 14.	Principal Accounting Fees and Services
Aggregate fees for professional services rendered for us by Deloitte & Touche LLP and Ernst & Young LLP for the years ended September 30, 2011 and September 30, 2010, were:

	2011	2010
	(In thousands)
Audit fees(1)	$1,020	$1,358
Audit related fees(2)	412	487
Tax fees(3)	49	69

Total fees	$1,481	$1,914

(1)
Audit fees primarily include professional services rendered for the audits of our consolidated financial statements and for our quarterly reviews, as well as, services related to other statutory and regulatory filings.

(2)	Audit related fees for fiscal 2011 include services provided in connection with the Company’s refinancing transaction and audit related fees for fiscal 2010 include due diligence services.

(3)	Tax fees primarily include professional services rendered for tax services during the fiscal year indicated.
Preapproval Policies and Procedures
The Audit Committee has preapproved all related fees and services provided by Deloitte & Touche LLP and Ernst & Young LLP.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following consolidated financial statements on pages F-1 through F-32 are filed as part of this report.
•	Consolidated Balance Sheets as of September 30, 2011 and 2010;
•	Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009;
•	Consolidated Statements of Shareholder’s Equity for the years ended September 30, 2011, 2010 and 2009; and
•	Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009.
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
Edward M. Murphy
Its: Chief Executive Officer

Date: December 27, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 27, 2011 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward M. Murphy Edward M. Murphy	Chief Executive Officer (principal executive officer) and Director

/s/ Bruce F. Nardella Bruce F. Nardella	President and Chief Operating Officer (principal executive officer)

/s/ Denis M. Holler Denis M. Holler	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ Gregory T. Torres Gregory T. Torres	Chairman and Director

/s/ Chris A. Durbin Chris A. Durbin	Director

/s/ James L. Elrod, Jr. James L. Elrod, Jr.	Director

/s/ Pamela F. Lenehan Pamela F. Lenehan	Director

/s/ Kevin A. Mundt Kevin A. Mundt	Director

/s/ Guy Sansone Guy Sansone	Director

EXHIBIT INDEX

Exhibit No.		Description

2.1		Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006 (the “S-4”)

3.1		Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2		By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

4.1		Indenture, dated as of February 9, 2011, among National Mentor Holdings, Inc., the subsidiary guarantors named therein, and Wells Fargo, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of National Mentor Holdings, Inc. Current Report on Form 8-K filed on February 10, 2011 (the “February 10, 2011 8-K”)

4.2		Form of 12.50% Senior Note due 2018 (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.1

10.1		Credit Agreement, dated February 9, 2011, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, the several lenders from time to time party thereto and UBS, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of the February 10, 2011 8-K

10.2		Guarantee and Security Agreement, dated as of Febrary 9, 2011, among NH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, certain subsidiaries of National Mentor Holdings, Inc., as subsidiary guarantors, and UBS AG, as administrative agent.	Incorporated by reference to Exhibit 10.2 of the February 10, 2011 8-K

10.3		Management Agreement, dated as of February 9, 2011, among National Mentor Holdings, Inc., National Mentor Holdings, LLC, NMH Investment, LLC, NMH Holdings, Inc., NMH Holdings, LLC and Vestar Capital Partners.	Incorporated by reference to Exhibit 10.3 of the February 10, 2011 8-K

10.4	*	Amended and Restated Employment Agreement, dated June 29, 2006, between National Mentor Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.5 of the S-4

10.5	*	First Amendment to Amended and Restated Employment Agreement dated December 31, 2008 between National Mentor Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.2 to December 2008 Form 10-Q

10.6	*	Amended and Restated Employment Agreement dated December 30, 2008, between National Mentor Holdings, Inc. and Edward Murphy.	Incorporated by reference to Exhibit 10.3 of the National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2008 (the “December 2008 10-Q”)

10.7	*	Form of Amended and Restated Severance and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.1 of the December 2008 10-Q

Exhibit No.		Description

10.8	*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Third Amendment and Restatement Adopted Effective as of December 4, 2009.	Incorporated by reference to Exhibit 10.11 to the 2009 10-K

10.8.1	*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Fourth Amendment and Restatement Adopted December 27, 2011, Effective as of January 1, 2011	Filed herewith

10.9	*	National Mentor Holdings, LLC Executive Deferral Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Incorporated by reference to Exhibit 10.13 to the 2009 10-K

10.10	*	The MENTOR Network Incentive Compensation Plan effective October 1, 2009.	Incorporated by reference to Exhibit 10.17 to the 2009 10-K

10.11	*	The MENTOR Network Incentive Compensation Plan effective March 4, 2011.	Incorporated by reference to Exhibit 10.5 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2011 (the “March 2011 10-Q”)

10.12	*	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Second Amendment and Restatement, effective October 1, 2011.	Filed herewith

10.13	*	NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.17 of the S-4/A

10.14	*	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of the June 2008 Form 10-Q

10.15	*	Second Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.6 of the March 2011 Form 10-Q

10.16	*	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A

10.17	*	Form of Amendment to Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.19 to the 2009 10-K

10.18	*	Form of Management Unit Subscription Agreement (Series 1 Class F Common Units)	Incorporated by reference to Exhibit 10.7 of the March 2011 10-Q

10.19	*	Form of Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.13 of the 2008 10-K

10.20	*	Form of Amendment to Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.21 to the 2009 10-K

10.21	*	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 8-K filed on December 10, 2008

Exhibit No.	Description

21	Subsidiaries.	Filed herewith

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal executive officer.	Filed herewith

31.3	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files

*	Management contract or compensatory plan or arrangement.

National Mentor Holdings, Inc.
Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Audit Committee of
National Mentor Holdings, Inc.
Boston, Massachusetts
We have audited the accompanying consolidated balance sheets of National Mentor Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholder’s equity, and cash flows for each of the two years in the period ended September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Mentor Holdings, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche llp
Boston, Massachusetts

December 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Audit Committee
of National Mentor Holdings, Inc.
We have audited the accompanying consolidated statements of operations, shareholder’s equity, and cash flows of National Mentor Holdings, Inc. for the year ended September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of National Mentor Holdings, Inc. for the year ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
December 22, 2009, except for Note 6,
as to which the date is December 27, 2011

National Mentor Holdings, Inc.
Consolidated Balance Sheets

	September 30,
	2011	2010
	(Amounts in thousands,
	except share and per share
	amounts)
ASSETS
Current assets:
Cash and cash equivalents	$263	$26,448
Restricted cash	936	1,046
Accounts receivable, net of allowances of $7,957 and $7,225 at September 30, 2011 and 2010, respectively	134,071	125,979
Deferred tax assets, net	20,956	13,571
Prepaid expenses and other current assets	9,969	14,701

Total current assets	166,195	181,745
Property and equipment, net	146,256	142,112
Intangible assets, net	397,514	437,757
Goodwill	231,015	229,757
Restricted cash	50,000	—
Other assets	19,870	13,915
Investment in related party debt securities	—	10,599

Total assets	$1,010,850	$1,015,885

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$27,059	$26,503
Accrued payroll and related costs	74,968	68,272
Other accrued liabilities	46,528	48,307
Obligations under capital lease, current	312	92
Current portion of long-term debt	5,300	3,667

Total current liabilities	154,167	146,841
Other long-term liabilities	15,536	15,166
Deferred tax liabilities, net	111,066	126,322
Obligations under capital lease, less current portion	6,462	1,624
Long-term debt, less current portion	754,742	500,799
Commitments and contingencies
SHAREHOLDER’S EQUITY
Common stock, $.01 par value; 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	33,098	250,620
Accumulated other comprehensive (loss) income	(4,017)	575
Accumulated deficit	(60,204)	(26,062)

Total shareholder’s equity	(31,123)	225,133

Total liabilities and shareholder’s equity	$1,010,850	$1,015,885

See accompanying notes.

National Mentor Holdings, Inc.
Consolidated Statements of Operations

	Year Ended September 30,
	2011	2010	2009
	(Amounts in thousands)
Net revenue	$1,070,610	$1,011,469	$957,525
Cost of revenue (exclusive of depreciation expense shown separately below)	829,032	776,656	731,372
Operating expenses:
General and administrative	144,516	133,731	125,734
Depreciation and amortization	61,901	56,413	55,598

Total operating expenses	206,417	190,144	181,332

Income from operations	35,161	44,669	44,821
Other income (expense):
Management fee of related party	(1,271)	(1,208)	(1,146)
Other expense, net	(159)	(339)	(503)
Extinguishment of debt	(19,278)	—	—
Gain from available for sale investment security	3,018	—	—
Interest income	22	42	193
Interest income from related party	684	1,921	1,202
Interest expense	(61,718)	(46,693)	(48,254)

Loss from continuing operations before income taxes	(43,541)	(1,608)	(3,687)
Benefit for income taxes	(14,427)	(205)	(1,116)

Loss from continuing operations	(29,114)	(1,403)	(2,571)
Loss from discontinued operations, net of tax of $3,193, $3,529 and $1,706	(5,028)	(5,464)	(2,885)

Net loss	$(34,142)	$(6,867)	$(5,456)

See accompanying notes.

National Mentor Holdings, Inc.
Consolidated Statements of Shareholder’s Equity

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Shareholder’s	Comprehensive
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity	Income (Loss)
	(Amounts in thousands, except share and per share amounts)
Balance at September 30, 2008	100	$—	$256,648	$(5,781)	$(13,739)	$237,128

Other comprehensive loss, net of tax	—	—	—	(1,334)	—	(1,334)	(1,334)
Stock-based compensation	—	—	1,306	—	—	1,306
Parent capital contribution	—	—	452	—	—	452
Dividend to parent	—	—	(8,368)	—	—	(8,368)
Net loss	—	—	—	—	(5,456)	(5,456)	(5,456)

Comprehensive loss	—	—	—	—	—	—	$(6,790)

Balance at September 30, 2009	100	$—	$250,038	$(7,115)	$(19,195)	$223,728

Other comprehensive income, net of tax	—	—	—	7,690	—	7,690	7,690
Stock-based compensation	—	—	677	—	—	677
Dividend to parent	—	—	(95)	—	—	(95)
Net loss	—	—	—	—	(6,867)	(6,867)	(6,867)

Comprehensive income	—	—	—	—	—	—	$823

Balance at September 30, 2010	100	$—	$250,620	$575	$(26,062)	$225,133

Other comprehensive loss, net of tax	—	—	—	(4,592)	—	(4,592)	(4,592)
Stock-based compensation	—	—	3,675	—	—	3,675
Dividend to parent	—	—	(221,197)	—	—	(221,197)
Net loss	—	—	—	—	(34,142)	(34,142)	(34,142)

Comprehensive loss	—	—	—	—	—	—	$(38,734)

Balance at September 30, 2011	100	$—	$33,098	$(4,017)	$(60,204)	$(31,123)

See accompanying notes.

National Mentor Holdings, Inc.
Consolidated Statements of Cash Flows

	Year Ended September 30,
	2011	2010	2009
	(Amounts in thousands)
Operating activities
Net loss	$(34,142)	$(6,867)	$(5,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable allowances	11,670	12,458	11,712
Depreciation and amortization of property and equipment	23,306	23,172	24,233
Amortization of other intangible assets	39,755	34,903	33,667
Amortization of original issue discount and initial purchasers discount	1,924	—	—
Amortization and write-off of financing costs	10,545	3,190	3,266
Accretion of investment in related party debt securities	(325)	(963)	(601)
Stock-based compensation	3,675	677	1,306
Deferred income taxes	(19,524)	(13,876)	415
Gain from available for sale investment security	(3,018)	—	—
(Gain) loss on disposal of assets	(56)	560	945
Change in the fair value of contingent consideration	(2,545)	1,424	—
Non-cash impairment charge	11,893	6,552	3,012
Non-cash interest income from related party	(359)	(958)	(601)
Changes in operating assets and liabilities:
Accounts receivable	(19,424)	(16,004)	(14,318)
Other assets	2,928	1,478	5,722
Accounts payable	(1,045)	6,096	(1,257)
Accrued payroll and related costs	6,580	8,671	(2,040)
Other accrued liabilities	(2,009)	9,351	(4,196)
Other long-term liabilities	370	1,704	2,603

Net cash provided by operating activities	30,199	71,568	58,412
Investing activities
Cash paid for acquisitions, net of cash received	(12,688)	(49,337)	(33,638)
Purchases of property and equipment	(20,878)	(20,873)	(27,398)
Purchases of related party debt securities	—	—	(6,555)
Changes in restricted cash	(49,890)	4,146	542
Proceeds from sale of assets	914	1,218	5,281

Net cash used in investing activities	(82,542)	(64,846)	(61,768)
Financing activities
Repayments of long-term debt	(507,114)	(3,712)	(3,736)
Issuance of long term debt, net of original issue discount	760,767	—	—
Proceeds from borrowings under senior revolver	30,600	—	—
Repayments of borrowings under senior revolver	(30,600)	—	—
Repayments of capital lease obligations	(244)	(117)	(208)
Cash paid for contingent consideration	(4,975)	—	—
Dividend to Parent	(207,855)	(95)	(8,368)
Parent capital contribution	—	—	452
Payments of financing costs	(14,421)	—	(42)

Net cash provided by (used in) financing activities	26,158	(3,924)	(11,902)
Net (decrease) increase in cash and cash equivalents	(26,185)	2,798	(15,258)
Cash and cash equivalents at beginning of period	26,448	23,650	38,908

Cash and cash equivalents at end of period	$263	$26,448	$23,650

Supplemental disclosure of cash flow information
Cash paid for interest	$57,827	$43,289	$44,933
Cash paid for income taxes	$1,601	$1,482	$832
Supplemental disclosure of non-cash investing activities:
Accrued contingent consideration	$—	$1,617	$—
Accrued property, plant and equipment	$1,601	$—	$—
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$5,302	$37	$—
Dividend to Parent	$(13,342)	$—	$—
See accompanying notes.

National Mentor Holdings, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
1. Basis of Presentation
National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company has grown to provide services to approximately 22,000 clients in 33 states.
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
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
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
Cash Equivalents
The Company considers short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents primarily consist of bank deposits and the carrying value of cash equivalents approximates fair value.
Restricted Cash
Restricted cash consists of a cash collateral account set up to support the issuance of letters of credit under the institutional letter of credit facility and funds provided from government payors restricted for client use. Restricted cash in fiscal 2010 also included cash related to certain insurance coverage provided by the Company’s captive insurance subsidiary which was dissolved in fiscal 2010.
Financial Instruments
Financial instruments include cash, accounts receivables and accounts payable. The carrying value of these instruments approximates their fair values. For financial investments fair valued at the end of each reporting period, see note 14.

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
The Company maintains its cash in bank deposit accounts, which currently has unlimited coverage by the Federal Deposit Insurance Corporation (“FDIC”).
Revenue Recognition
Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services the Company provides. Sales adjustments are estimated based on an analysis of historical sales adjustments and recent developments in payment trends. Revenue is recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectibility is reasonably assured.
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
Accounts Receivable
Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers and commercial insurance companies. An estimated allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectibility of accounts receivable, the Company considers a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectibility of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue as a contractual allowance in the consolidated statements of operations in the period of the change in estimate.

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
The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of the Company’s goodwill and indefinite-life intangible assets. If updated estimates indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge is recorded in the consolidated statements of operations in the period of the change in estimate.
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
The Company also recognizes the benefits of tax positions when certain criteria are satisfied. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.
Derivative Financial Instruments
The Company reports derivative financial instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholder’s equity as accumulated other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on the Company’s debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statements of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to accumulated other comprehensive income (loss) as a change to shareholder’s equity, net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in the Company’s consolidated balance sheets.
Available-for-Sale Securities
The Company’s investments in related party marketable debt securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each reporting period. Unrealized gains and losses arising from such valuation are reported, net of tax, in accumulated other comprehensive income (loss).
Stock-Based Compensation
NMH Investment, LLC (“NMH Investment”), the Company’s indirect parent, adopted an equity-based compensation plan, and issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units, Class E Units and Class F Units pursuant to such plan. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management values the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the Company’s financial performance, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. The estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service periods of the awards.
Accruals for Self-Insurance
The Company maintains employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers’ compensation, automobile, employment practices and professional and general liability programs are based on analyses performed internally by management and may take into account reports by independent third parties. Accruals relating to prior periods are periodically re-evaluated and increased or decreased based on new information.
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
Reclassifications
The Company sold its home health business, closed certain business operations in the state of Maryland and closed its business operations in the states of Colorado, Nebraska, New Hampshire and New York. All fiscal years presented reflect the classification of these businesses as discontinued operations.
The Company has reclassified $5.9 million and $5.6 million of expense associated with insurance coverage for professional and general liability retentions and premiums and employment practices liability from General and administrative expense to Cost of revenue in the fiscal 2010 and fiscal 2009 consolidated statements of operations, respectively. This change in classification has been made to conform to the fiscal 2011 presentation which the Company believes more accurately reflects the direct relationship of these expenses to providing services.

3. Recent Accounting Pronouncements
Presentation of Insurance Claims and Related Insurance Recoveries — In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The adoption of ASU 2010-24 is effective for the Company beginning the first quarter of the fiscal year ending September 30, 2012 (“fiscal 2012”). The Company’s accounting for insurance recoveries and related claim liability will change on a prospective basis on the date of adoption which will result in a corresponding increase in both assets and liabilities.
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
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS — In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). Under ASU 2011-04, the valuation premise of highest and best use is only relevant when measuring the fair value of nonfinancial assets. Additionally, ASU 2011-04 includes enhanced disclosure requirements for fair value measurements. ASU 2011-04 is effective for the Company beginning in the second quarter of fiscal 2012. The Company is evaluating the impact of this guidance on its financial statements.
Presentation of Comprehensive Income — In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The final standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for the Company beginning in the second quarter of fiscal 2012. The Company does not expect this to have a material impact to its financial statements.
Intangibles — Goodwill and Other — In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Additionally, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the impairment test, and the perform the qualitative assessment in any subsequent period. ASU 2011-08 is effective for the Company beginning fiscal 2013. The Company is evaluating the impact of this guidance on its financial statements.
4. Comprehensive (Loss) Income
The components of comprehensive (loss) income and related tax effects are as follows:

	Year Ended September 30,
	2011	2010	2009
	(In thousands)

Net loss	$(34,142)	$(6,867)	$(5,456)
Changes in unrealized (loss) gain on derivatives net of taxes of $(2,727), $5,030 and $(1,105) for the year ended September 30, 2011, 2010 and 2009, respectively	(4,017)	7,408	(1,628)
Changes in unrealized (loss) gain on available-for-sale debt securities net of taxes of $(390), $191 and $200 for the year ended September 30, 2011, 2010 and 2009, respectively	(575)	282	294

Comprehensive (loss) income	$(38,734)	$823	$(6,790)

5. Business Combinations
The operating results of the businesses acquired are included in the consolidated statements of operations from the date of acquisition. The Company accounted for the acquisitions under the purchase method of accounting and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill.

Fiscal 2011 Acquisitions
During fiscal 2011, the Company acquired seven companies complementary to its business for total fair value consideration of $12.6 million.
New Start Homes On October 1, 2010, the Company acquired the assets of New Start Homes, Inc. (“New Start Homes”) for total fair value consideration of $0.7 million. New Start Homes is a health facility located in California that provides congregate living inpatient services to mentally alert individuals who have spinal cord injuries, neurological illnesses or injuries or similar conditions and may be ventilator dependent. As a result of the New Start Homes acquisition, the Company recorded $0.2 million of goodwill in the Post Acute Specialty Rehabilitation segment, which is expected to be deductible for tax purposes. The Company acquired $0.5 million of intangible assets which included $0.3 million in agency contracts with a weighted average useful life of eleven years and $0.2 million in license and permits with a weighted average useful life of ten years.
ViaQuest On October 26, 2010, the Company acquired the assets of ViaQuest Behavorial Health of Pennsylvannia, LLC (“ViaQuest”) for total cash of $1.1 million. ViaQuest provides residential and periodic services to individuals with behavioral health issues. As a result of the ViaQuest acquisition, the Company initially recorded $0.4 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.6 million of intangibles assets which primarily included $0.5 million of agency contracts with a weighted average useful life of eleven years. The remaining purchase price was allocated to tangible assets. During fiscal 2011, the Company wrote off $0.2 million of goodwill and $0.2 million of intangible assets related to underperforming programs within the Viaquest operations.
Phoenix Homes On December 31, 2010, the Company acquired the assets of Phoenix Homes, Inc. (“Phoenix Homes”) for total cash of $1.1 million. Phoenix Homes is a licensed child-placing agency that provides community-based, family focused therapeutic foster care to families and children in crisis or at risk in Maryland and Rhode Island. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $1.0 million of intangibles assets which primarily included $0.7 million of agency contracts with a weighted average useful life of eleven years.
Inclusive Solution. On June 1, 2011, the Company acquired the assets of MEIS, LLC and New Life Enterprises N.W. Ohio, Inc., d/b/a Inclusive Solutions (“Inclusive Solutions”) for total cash of $2.0 million. Inclusive Solutions operates in Ohio and provides community based services to individuals with developmental disabilities. As a result of this acquisition, the Company recorded $0.6 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The acquired intangible assets included $0.5 million of agency contracts with a weighted average useful life of eleven years and $0.4 million of license and permits with a weighted average useful life of ten years. The remaining purchase price was allocated to tangible assets.
Communicare. On June 23, 2011, the Company acquired the assets of Communicare, LLC (“Communicare”) for total fair value consideration of $8.1 million, which initially included $0.8 million of accrued contingent consideration. The contingency will be resolved on June 30, 2012 and provides for an additional $0.9 million in cash to be paid based upon the purchased entity’s achieving certain earnings targets. The fair value of the contingent consideration on the date of acquisition was $0.8 million and was subsequently reduced to zero at September 30, 2011. The subsequent adjustment was recognized as an increase to earnings and included in General and administrative expenses in the consolidated statements of operations.
Communicare provides health, rehabilitation and residential services in the state of Florida to individuals with brain injuries, neuromuscular disorders, spinal cord injuries, pulmonary disorders, congenital anomalies, developmental disabilities and similar conditions. The Company recorded $3.8 million of goodwill in the Post Acute Specialty Rehabilitation Services segment as a result of the Communicare acquisition, which is expected to be deductible for tax purposes. The Company acquired $4.2 million of intangible assets which primarily included $2.0 million of agency contracts with a weighted average useful life of eleven years and $1.6 million of non-compete with an estimated useful life of five years, The remaining purchase price was allocated to tangible assets and liabilities.

Other Acquisitions During fiscal 2011, the Company acquired the assets of SunnySide Homes of Redwood Falls, Inc., which consists of two group homes and TheraCare of New Jersey, Inc., a provider of behavioral health services for total cash of $0.3 million and $0.2 million of which was allocated to intangible assets.
The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

	New Start			Inclusive		Other
(in thousands)	Homes	ViaQuest	Phoenix	Solutions	Communicare	Acquisitions	TOTAL
Accounts receivable	$—	$191	$—	$—	$—	$—	$191
Other assets, current and long term	—	—	4	—	—	—	4
Identifiable intangible assets	450	641	951	984	4,238	317	7,581
Property and equipment	3	—	—	413	91	—	507
Accounts payable and accrued expenses	—	(116)	—	—	(800)	—	(916)

Total identifiable net assets	$453	$716	$955	$1,397	$3,529	$317	$7,367
Goodwill	$197	$384	$120	$603	$3,795	$122	$5,221
Fiscal 2010 Acquisitions
During fiscal 2010, the Company acquired seven companies complementary to its business for total fair value consideration of $52.1 million, including $3.0 million of contingent consideration. Since the initial estimate, the fair value of the contingent consideration increased to $3.3 million.
Springbrook On January 15, 2010, the Company acquired the assets of Springbrook, Inc. and an affiliate (together, “Springbrook”) for total fair value consideration of $6.3 million, which included $1.6 million of initially estimated contingent consideration. Since the initial estimate, the fair value of the contingent consideration increased to $3.3 million based on actual financial performance of Springbook and was paid in its entirety during fiscal 2011. Adjustments to the fair value of the contingent consideration were recorded in General and administrative expenses in the consolidated statements of operations.
Springbrook operates in Arizona and Oregon and provides residential and mental health services to individuals with developmental disabilities and behavioral issues. As a result of the Springbrook acquisition, the Company recorded $1.4 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company recorded $6.0 million of intangible assets, $5.2 million of which was agency contracts with a weighted average useful life of eleven years.
Villages The Company acquired the assets of two California facilities (together, “Villages”), on January 29, 2010 and on February 11, 2010, engaged in neurorehabilitation services for total cash of $7.0 million. As a result of these acquisitions, the Company recorded $3.2 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $3.8 million of intangible assets which primarily included $3.5 million of agency contracts with a weighted average useful life of eleven years.
NeuroRestorative On February 22, 2010, in a purchase of stock and assets, the Company acquired a provider of neurobehavioral and supported living programs (“NeuroRestorative”) for total cash of $16.8 million. NeuroRestorative has operations in Arkansas, Louisiana, Oklahoma and Texas and serves individuals who have sustained a traumatic brain injury. As a result of the NeuroRestorative acquisition, the Company initially recorded $6.3 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, none of which is expected to be deductible for tax purposes. The Company acquired $13.5 million of intangible assets which primarily included $11.4 million of agency contracts with a weighted average useful life of eleven years and $1.4 million of licenses and permits with a weighted average useful life of ten years. During fiscal 2011, the Company wrote off $0.5 million of goodwill and $0.7 million of intangible assets related to underperforming programs within the NeuroRestorative operations.
Anchor Inne On June 30, 2010, the Company acquired the assets of Anchor Inne, Inc. (“Anchor Inne”) for total cash of $3.4 million. Anchor Inne has operations in Pennsylvania and serves individuals who have sustained a traumatic brain injury. As a result of the Anchor Inne acquisition, the Company recorded $1.3 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $2.1 million of intangible assets which primarily included $1.9 million of agency contracts with a weighted average useful life of eleven years.

Woodhill Homes On September 15, 2010, the Company acquired the assets of Woodhill Homes, Inc. (“Woodhill”) for total cash of $3.5 million. Woodhill operates group homes serving I/DD residents in Minnesota. As a result of the Woodhill acquisition, the Company recorded $1.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $2.1 million of intangible assets which primarily included $2.0 million of agency contracts with a weighted average useful life of eleven years.
PLUS On September 24, 2010, the Company acquired the stock of Progressive Living Units Systems-New Jersey, Inc (“PLUS”) for total cash of $12.1 million. PLUS has operations in New Jersey and Pennsylvania and provides supported and independent living services to individuals who have sustained a traumatic brain injury. As a result of the PLUS acquisition, the Company recorded $5.2 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, none of which is expected to be deductible for tax purposes. The Company acquired $10.3 million of intangible assets which primarily included $7.6 million of agency contracts with a weighted average useful life of ten years and $2.7 million of licenses and permits with a weighted average useful life of ten years.
The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

(in thousands)	Springbrook	Villages	Neuro	Anchor Inne	Woodhill	PLUS	TOTAL
Accounts receivable	$258	$—	$2,691	$—	$—	$799	$3,748
Other assets, current and long term	32	—	752	—	—	21	805
Identifiable intangible assets	5,974	3,827	13,492	2,072	2,133	10,253	37,751
Property and equipment	171	20	293	55	43	402	984
Accounts payable and accrued expenses	(1,624)	—	(1,038)	—	—	(451)	(3,113)
Deferred tax liabilities	—	—	(5,746)	—	—	(4,146)	(9,892)

Total identifiable net assets	$4,811	$3,847	$10,444	$2,127	$2,176	$6,878	$30,283
Goodwill	$1,449	$3,195	$6,336	$1,299	$1,324	$5,211	$18,814
Pro forma Results of Operations
The unaudited pro forma results of operations provided below for fiscal 2011 and 2010 is presented as though acquisitions made during fiscal 2011 and 2010 had occurred at the beginning of the periods presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The Company has determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

	Year Ended	Year Ended
	September 30,	September 30,
(in thousands)	2011	2010
Net revenue	$1,083,088	$1,068,656
Income from operations	37,470	56,634

Fiscal 2009 Acquisitions
During fiscal 2009, the Company acquired four companies for total cash of $22.9 million, as described below:
Institute for Family Centered Services, Inc. On June 1, 2009, the Company acquired the stock of Institute for Family Centered Services, Inc. (“IFCS”) for total cash of $11.5 million. In addition, the Company accrued an additional $3.4 million of contingent consideration which was paid in fiscal 2011. IFCS provides home and community-based mental health services to children and adults utilizing a Family Centered Treatment model (“FCT Model”) which focuses treatment on the individual within his or her immediate family environment. IFCS operates in Florida, Maryland, North Carolina and Virginia. As a result of the IFCS acquisition, the Company recorded $4.5 million of aggregate goodwill in the Human Services segment, none of which is expected to be deductible for tax purposes. The Company acquired $8.2 million of intangible assets which primarily included $6.8 million of agency contracts with a weighted average life of eleven years.
Lakeview Healthcare Systems, Inc On August 1, 2009, the Company acquired the stock of Lakeview Healthcare Systems, Inc. (“Lakeview”) for total cash of $10.4 million. Lakeview operates in New Hampshire, Maine, Rhode Island, Virginia and Wisconsin and is a provider of neurobehavioral and supported living programs serving individuals who have sustained a traumatic brain injury. As a result of the Lakeview acquisition, the Company recorded $5.6 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, none of which is expected to be deductible for tax purposes. The Company acquired $7.5 million of intangible assets which primarily included $6.5 million of agency contracts with a weighted average useful life of twelve years.
Other Acquisitions In addition to IFCS and Lakeview, the Company acquired RIA, Inc., a developmental disability group home provider and Stepping Stones, Inc, a provider of transitional therapeutic support services for adults with acquired brain injuries, both in the Human Services segment for total consideration of $1.1 million. As a result of these acquisitions, the Company recorded $0.4 million of goodwill and $0.6 million of intangible assets.
The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed:

(in thousands)	IFCS	Lakeview	Other	TOTAL
Accounts receivable	$2,508	$588	$—	$3,096

Other assets, current and long term	239	722	—	961

Identifiable intangible assets	8,187	7,543	566	16,296
Property and equipment	810	246	119	1,175
Accounts payable and accrued expenses	(4,773)	(589)	—	(5,362)

Deferred tax liabilities	—	(3,724)	—	(3,724)

Total identifiable net assets	$6,971	$4,786	$685	$12,442
Goodwill	$4,509	$5,582	$389	$10,480
6. Discontinued Operations
RCDS
During fiscal 2011, the Company closed its business operations in the state of New York, Rockland Child Development Services, Inc. (“RCDS”) and recognized a pre-tax loss of $8.0 million. RCDS was acquired in December 2006 and, as a result of this closure, the Company no longer provides services in New York. RCDS was included in the Human Services segment and the results of operations are reported separately as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. All assets and liabilities related to RCDS were disposed of as of September 30, 2011. Loss from discontinued operations for fiscal 2011 included a $3.1 million write-off of goodwill and a $2.8 million write-off of intangible assets.
REM Colorado
During fiscal 2010, the Company closed its business operations in the state of Colorado (“REM Colorado”) and recognized a pre-tax loss of $3.0 million for fiscal 2010. REM Colorado was included in the Human Services Segment and the results of operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for fiscal 2010 included a $2.5 million write-off of intangible assets and property, plant and equipment.

REM Maryland
Also during fiscal 2010, the Company closed certain business operations in the state of Maryland (“REM Maryland”) and recognized a pre-tax loss of $5.2 million for fiscal 2010. REM Maryland was included in the Human Services Segment and the results of operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for fiscal 2010 included a $4.2 million write-off of intangible assets and property, plant and equipment and goodwill. At September 30, 2010, there was $1.8 million of property and equipment held for sale which was immaterial to the Company and, as a result, was not reported separately as assets held for sale in the Company’s financial statements.
REM Health
During fiscal 2009, the Company sold REM Health, Inc., REM Health of Wisconsin, Inc., and REM Health of Iowa, Inc. (together, “REM Health”) and recognized a pre-tax loss of $0.9 million. REM Health was included in the Human Services segment and the results of operations were reported separately as discontinued operations for all periods presented. All assets and liabilities related to REM Health were disposed of as of September 30, 2009.
Other
During fiscal 2011, the Company closed its business operations in the states of Nebraska and New Hampshire and recognized a pre-tax loss of $0.2 million for fiscal 2011. The results of operations are reported separately as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified.
Also, during fiscal 2009, the Company sold its business operations in the state of Utah (“REM Utah”) and recognized a pre-tax loss from discontinued operations of $1.4 million. REM Utah’s results of operations were immaterial and, as a result, were not reported separately as discontinued operations.
The net revenue and loss before taxes for the Company’s discontinued operations at September 30:

	2011	2010	2009
	(In thousands)
Net revenue	$6,653	$14,426	$37,756
Loss before taxes	8,221	8,993	4,591
7. Goodwill and Intangible Assets
Goodwill
The changes in goodwill for the years ended September 30, 2011 and 2010 are as follows:

		Post Acute
		Specialty
	Human	Rehabilitation
	Services	Services	Total
	(In thousands)
Balance as of September 30, 2009	$164,030	$42,669	$206,699

Goodwill acquired through acquisitions	2,788	16,283	19,071
Goodwill written off related to disposal of businesses	(435)	—	(435)
Adjustments to goodwill, net	3,502	920	4,422

Balance as of September 30, 2010	169,885	59,872	229,757

Goodwill acquired through acquisitions	1,229	3,992	5,221
Goodwill written off related to disposal of businesses	(3,296)	(469)	(3,765)
Adjustments to goodwill, net	59	(257)	(198)

Balance as of September 30, 2011	$167,877	$63,138	$231,015

The adjustments to goodwill in fiscal 2010 primarily included an adjustment of $3.3 million related to the earn-out payment associated with the IFCS acquisition. The remaining adjustments in fiscal 2010 and fiscal 2011 relate to the finalization of the purchase price for acquisitions during the measurement period.
During fiscal 2011, the Company wrote-off goodwill of underperforming programs which were closed as of September 30, 2011. The total charge was $3.8 million and included $0.5 million in Post-Acute Specialty Rehabilitation Services segment and $3.3 million in the Human Services segment, $3.1 million of which related to RCDS and is reported as discontinued operations. The remaining charges are included in General and amortization expense in the consolidated statements of operations.
Annual Goodwill Impairment Testing
The Company tests goodwill at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill on July 1 of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of these assets.
The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of July 1, 2011, its annual impairment date, and concluded based on the first step of the process that there was no goodwill impairment.
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
In fiscal 2011, the long-term terminal growth rates for the Company’s reporting units ranged from 2.0% to 11.0%. The range for the discount rates for the reporting units was 10.0% to 11.5%. Keeping all other variables constant, a 5% to 10% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.
Intangible Assets
Intangible assets consist of the following as of September 30, 2011:

	Weighted	Gross
	Average	Carrying	Accumulated	Intangible
Description	Remaining Life	Value	Amortization	Assets, Net
(in thousands)
Agency contracts	11 years	$459,044	$138,105	$320,939
Non-compete/non-solicit	4 years	2,693	664	2,029
Relationship with contracted caregivers	5 years	11,118	5,765	5,353
Trade names	6 years	3,774	1,688	2,086
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	5 years	43,636	19,532	24,104
Intellectual property	5 years	904	301	603

		$563,569	$166,055	$397,514

Intangible assets consist of the following as of September 30, 2010:

	Weighted	Gross
	Average	Carrying	Accumulated	Intangible
Description	Remaining Life	Value	Amortization	Assets, Net
(in thousands)
Agency contracts	12 years	$465,679	$113,418	$352,261
Non-compete/non-solicit	5 years	1,044	403	641
Relationship with contracted caregivers	6 years	12,804	5,977	6,827
Trade names	7 years	4,039	1,463	2,576
Trade names (indefinite life)	—	47,700	—	47,700
Licenses and permits	6 years	42,713	15,693	27,020
Intellectual property	6 years	904	172	732

		$574,883	$137,126	$437,757

For fiscal years ended 2011, 2010 and 2009, the amortization expense for continuing operations was $38.7 million, $33.6 million and $32.0 million, respectively, and the amortization expense for discontinued operations was $1.0 million, $1.3 million and $1.7 million, respectively.
Annual Indefinite Life Impairment Testing
The Company tests indefinite-life intangible assets at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for indefinite-life intangible assets on July 1 of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of these assets.
The Company has consistently employed the Relief from Royalty model to estimate the current fair value when testing for impairment of indefinite-life intangible assets. The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of an indefinite-life intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized.
In addition, the Company evaluates the remaining useful life of its indefinite-life intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of indefinite-life intangible assets are no longer indefinite, the assets will be tested for impairment.
The Company performed its annual impairment testing as of July 1, 2011, its annual impairment date, and concluded that its indefinite lived trade names were impaired by $5.3 million. The decline in the fair value of the tradenames to below their book value is primarily the result of lower revenue growth relative to the assumptions made in the prior fiscal year. This impairment charge is included in General and administrative expense in the accompanying consolidated statements of operations and is classified as “Corporate” in note 18. The fair market value of these assets was determined using management’s estimates about future cash flows, which is a Level 3 financial measurement.
Long Lived Impairment Testing
During the assessment of long-lived assets that was performed during fiscal 2011, the Company determined that the carrying value of certain of its agency contracts, licenses and permits in the Human Services and Post-Acute Specialty Rehabilitation Services segments exceeded their fair value. As a result, the Company recorded a $2.7 million charge primarily related to the write-off of agency contracts of underperforming programs which were closed as of September 30, 2011. The fair market value of these assets was determined using management’s estimates about future cash flows, which is a Level 3 financial measurement. These charges are included in Depreciation and amortization expense in the accompanying consolidated statements of operations.
The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year Ending
September 30,	(In thousands)
2012	$36,605
2013	36,579
2014	35,908
2015	34,065
2016	32,399
Thereafter	179,558

$355,114

8. Property and Equipment
Property and equipment consists of the following at September 30:

	2011	2010
	(In thousands)
Buildings and land	$122,602	$114,926
Vehicles	35,915	32,263
Computer hardware	21,032	19,827
Leasehold improvements	19,856	15,012
Furniture and fixtures	8,949	9,011
Office and telecommunication equipment	7,640	6,601
Construction in progress	654	178

	216,648	197,818
Less accumulated depreciation and amortization	(70,392)	(55,706)

Property and equipment, net	$146,256	$142,112

For fiscal years ended 2011, 2010 and 2009, depreciation expense for continuing operations was $23.2 million, $22.8 million and $23.6 million, respectively, and depreciation expense for discontinued operations was $0.1 million, $0.4 million and $0.6 million, respectively.
9. Certain Balance Sheet Accounts
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at September 30:

	2011	2010
	(In thousands)
Prepaid business expense	$3,572	$3,184
Prepaid insurance	3,099	7,103
Other	3,298	4,414

Prepaid expenses and other current assets	$9,969	$14,701

Other Accrued Liabilities
Other accrued liabilities consist of the following at September 30:

	2011	2010
	(In thousands)
Accrued insurance	$14,074	$6,238
Accrued swap valuation liability	6,744	—
Due to third party payors	6,339	5,547
Income taxes payable	—	9,420
Contingent consideration	—	6,353
Other	19,371	20,749

Other accrued liabilities	$46,528	$48,307

10. Long-term Debt
The Company’s long-term debt consists of the following at September 30:

	September 30,	September 30,
(in thousands)	2011	2010
Term loan, principal and interest due in quarterly installments through February 9, 2017	$527,350	$—
Original issue discount on term loan, net of accumulated amortization	(7,081)	—
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 1st and August 1st (interest rate of 12.50%)	250,000	—
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(10,227)	—
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	—	—

Old senior term B loan, principal and interest were due in quarterly installments through June 29, 2013	—	320,763
Old senior revolver, due June 29, 2012; quarterly cash interest payments at a variable interest rate	—	—
Senior subordinated notes, due July 1, 2014; semi-annual cash interest payments were due each January 1st and July 1st (interest rate of 11.25%)	—	180,000
Mortgage facility, principal and interest due in monthly installments through June 29, 2012; variable interest rate (4.75% at September 30, 2010)	—	3,703

	760,042	504,466
Less current portion	5,300	3,667

Long-term debt	$754,742	$500,799

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
On February 9, 2011, the Company completed refinancing transactions, which included entering into senior secured credit facilities (as discussed below) and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”).
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
Term loan
The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The Company was not required to make such a prepayment of its term loan during fiscal 2011. The variable interest rate on the term loan is equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at the Company’s option. At September 30, 2011, the variable interest rate on the term loan was 7.0%.

Senior revolver
During fiscal 2011, the Company borrowed $30.6 million under the senior revolver and repaid the entire amount during the year. At September 30, 2011, the Company had the full $75.0 million of availability under the senior revolver and $35.9 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. The interest rates for any borrowings under the senior revolver are the same as the term loan.
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
Derivatives
The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 and ending September 30, 2014. The Company entered into this interest rate swap to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.5465% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under the Company’s term loan, this swap effectively fixes the Company’s cost of borrowing for $400.0 million of the term loan at 7.7965% per annum for the term of the swap.
The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $6.7 million or $4.0 million after taxes at September 30, 2011. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The entire change in fair market value is recorded in shareholder’s equity, net of tax, on the consolidated balance sheets as accumulated other comprehensive income (loss).

Annual maturities
Annual maturities of the Company’s debt for the years ended September 30 are as follows.
Amounts due at any year end may increase as a result of the provision in the senior credit agreement that requires a prepayment of a portion of the outstanding term loan amounts if the Company generates certain levels of cash flow.

(In thousands)

2012	$5,300
2013	5,300
2014	5,300
2015	5,300
2016	5,300
Thereafter	750,850

Total	$777,350

11. Shareholder’s Equity
Common Stock
The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.
Dividend to Parent
On February 9, 2011, as part of the refinancing transactions described in note 10, the Company declared a dividend of $219.7 million to Parent, which in turn made a distribution of $219.7 million to its direct parent, NMH Holdings, Inc. (“NMH Holdings”). NMH Holdings used the proceeds of the distribution to (i) repurchase $210.9 million aggregate principal amount of the Senior Floating Rate Toggle Notes due 2014 (the “NMH Holdings notes”) at a premium not including $13.3 million principal amount of NMH Holdings notes the Company held as an investment and that were also repurchased and (ii) pay related fees and expenses.
During fiscal 2009, the Company paid a $7.0 million dividend to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings. NMH Holdings used the proceeds of the distribution to repurchase $13.9 million in aggregate principal amount of the NMH Holdings notes.
Also, during fiscal 2009, the Company paid a dividend of $1.05 million to Parent, which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.05 million to NMH Investment. NMH Investment used the proceeds of the dividend to make a contribution to its wholly-owned subsidiary ESB Holdings, LLC, which is an affiliate of the Company. ESB Holdings, in turn, used the proceeds to reimburse the Company for certain expenses the Company had incurred on its behalf in connection with exploring a strategic initiative.
12. Employee Savings and Retirement Plans
The Company has a multi-company plan (the “Plan”) which covers all of its wholly-owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its subsidiaries. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of $3.7 million, $4.6 million, and $3.8 million, for fiscal years 2011, 2010 and 2009, respectively.

The Company has the following two deferred compensation plans:
The National Mentor Holdings, LLC Executive Deferred Compensation Plan
The National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for senior management, in which the Company contributes to the executive’s account a percentage of the executive’s base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.5 million, $0.3 million, and $0.2 million for fiscal 2011, 2010, and 2009, respectively. The unfunded accrued liability was $1.8 million as of September 30, 2011 and 2010 and was included in other long-term liabilities on the Company’s consolidated balance sheets.
The National Mentor Holdings, LLC Executive Deferral Plan
The National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $1.0 million, $0.8 million, and $0.9 million for fiscal 2011, 2010, and 2009, respectively. The accrued liability related to this plan was $3.8 million and $3.6 million as of September 30, 2011 and 2010, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.
In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company purchased Company Owned Life Insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. The cash surrender value of the COLI policies was $3.4 million and $3.1 million as of September 30, 2011 and 2010, respectively, and was included in other assets on the Company’s consolidated balance sheets.
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
This agreement was amended and restated effective February 9, 2011 to provide for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company expensed $1.3 million, $1.2 million and $1.1 million of management fees and expenses for the years ended September 30, 2011, 2010 and 2009, respectively. The accrued liability related to the management agreement was $0.4 million at September 30, 2011 and 2010.
Consulting Agreement
During fiscal 2011 and 2010, the Company engaged Alvarez & Marsal Healthcare Industry Group (“Alvarez & Marsal”) to provide certain transaction advisory and other services. A Company director, Guy Sansone, is a Managing Director at Alvarez & Marsal and the head of its Healthcare Industry Group. The engagement resulted in aggregate fees of $1.0 million for the year ended September 30, 2011, and was approved by the Company’s Audit Committee. Mr. Sansone is not a member of the Company’s Audit Committee and was not personally involved in the engagement.
The Company engaged Duff & Phelps, LLC as a financial advisor in connection with the refinancing transactions described in note 10, including the repurchase of the NMH Holdings notes, and related matters. According to public filings, Vestar owns 12.4% of the Class A common stock of Duff & Phelps Corporation, the parent company of Duff & Phelps, LLC, and one of Vestar’s principals serves on the Board of Directors of Duff & Phelps Corporation but was not personally involved in this engagement. This engagement resulted in fees of approximately $0.2 million during the year ended September 30, 2011 and was approved by the Company’s Board of Directors, with the Vestar members abstaining from voting.

Lease Agreements
The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of California, Nevada and Minnesota, which have various expiration dates extending out as far as July 2016. In connection with the acquisition of NeuroRestorative in the second quarter of fiscal 2010, the Company entered into a lease of a treatment facility in Arkansas with a former shareholder and executive who is providing consulting services. The lease is an operating lease with an initial ten-year term, and the total expected minimum lease commitment is $7.0 million.
Related party lease expense was $3.7 million, $3.9 million and $2.6 million for the fiscal years ended September 30, 2011, 2010 and 2009, respectively.
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
In connection with the refinancing transactions on February 9, 2011, NMH Holdings repurchased the NMH Holdings notes (which the Company purchased at a discount) from the Company at a premium. As a result, the Company recorded a gain of $3.0 million which was recorded on the consolidated statements of operations as Gain from available for sale investment security.
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

Assets and liabilities recorded at fair value at September 30, 2011 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreements	$(6,744)	$—	$(6,744)	$—
Assets and liabilities recorded at fair value at September 30, 2010 consist of:

		Quoted	Significant Other	Significant
		Market Prices	Observable Inputs	Unobservable Inputs
(in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$15,500	$15,500	$—	$—
Investment in related party debt securities	$10,599	$—	$10,599	$—
Contingent consideration	$(3,041)	$—	$—	$(3,041)
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
Contingent consideration. The fair value of the contingent consideration associated with the fiscal 2010 acquisitions was determined based on unobservable inputs, namely management’s estimate of expected performance based on current information.
Interest rate swap agreements. The fair value of the swap agreements was recorded in current liabilities (under Other accrued liabilities). The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.
The following table provides a reconciliation of the beginning and ending balances for the liability measured at fair value using significant unobservable inputs (Level 3).

Due to Seller
Balance at September 30, 2010	$(3,041)
Increase related to new acquisitions	(800)
Change in fair value of contingent consideration	479
Payment of contingent consideration	3,362

Balance at September 30, 2011	$—

At September 30, 2011, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	September 30, 2011		September 30, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Senior subordinated notes (retired February 9, 2011)	$—	$—	$180,000	$184,050
Senior notes (issued February 9, 2011)	$239,773	$228,750	—	—
The Company estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available.

15. Leases
Operating leases
The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2026. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense for fiscal 2011, 2010 and 2009 was $48.0 million, $44.3 million and $39.9 million, respectively.
In fiscal 1995, the Company entered into an initial five year operating lease agreement for its corporate office with a total expected minimum lease commitment of $2.4 million. The lease has been extended and amended through eleven amendments, and as of September 30, 2011, the Company had total expected minimum lease commitments of approximately $9.2 million over the lease term. The lease expires in 2017 and the Company has the option to extend the lease term. Total rent expense related to this lease was $1.5 million, $1.4 million and $1.4 million for fiscal years 2011, 2010 and 2009, respectively.
Future minimum lease payments for noncancelable operating leases for the fiscal years ending September 30, are as follows:

(In thousands)

2012	$38,811
2013	29,986
2014	24,096
2015	18,437
2016	12,220
Thereafter	21,454

$145,004

Capital leases
The Company leases certain facilities and vehicles under various non-cancellable capital leases that expire at various dates through fiscal 2025. Assets acquired under capital leases with an original cost of $7.1 million and $2.0 million and related accumulated amortization of $0.7 million and $0.5 million are included in property and equipment, net for fiscal 2011 and 2010, respectively. Amortization expense for fiscal years 2011, 2010, and 2009 was $0.4 million, $0.2 million, and $0.3 million, respectively.
The following is a schedule of the future minimum lease payments under the capital leases at September 30:

(In thousands)

2012	$312
2013	331
2014	351
2015	374
2016	398
Thereafter	5,008

Total minimum lease payments	$6,774

Interest expense on capital leases during fiscal years 2011, 2010, and 2009 was $0.6 million, $0.2 million, and $0.1 million, respectively.
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

From October 1, 2010 through September 30, 2011, the Company was self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. In connection with the Merger on June 29, 2006, subject to the $1.0 million per claim and up to $2.0 million in the aggregate retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods. For workers’ compensation, the Company has a $350 thousand per claim retention with statutory limits. Automobile liability has a $100 thousand per claim retention, with additional insurance coverage above the retention. The Company purchases specific stop loss insurance as protection against extraordinary claims liability for health insurance claims. Stop loss insurance covers claims that exceed $300 thousand on a per member basis.
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
17. Income Taxes
The benefit for income taxes consists of the following at September 30:

	2011	2010	2009
	(In thousands)
Current:
Federal	$439	$8,310	$2,265
State	1,349	2,726	1,524

Total current taxes payable	1,788	11,036	3,789
Net deferred tax benefit	(16,215)	(11,241)	(4,905)

Income tax benefit	(14,427)	$(205)	$(1,116)

The Company paid income taxes during fiscal 2011, 2010, and 2009 of $1.6 million, $1.5 million, and $0.8 million, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

	2011	2010
	(In thousands)
Gross deferred tax assets:

Deferred compensation	$846	$847
Interest rate swap agreements	2,726	—
Accrued workers’ compensation	11,481	9,744
Net operating loss carryforwards	11,384	5,425
Allowance for bad debts	2,650	2,246
Other	3,122	2,608

	32,209	20,870
Valuation allowance	(6,397)	(5,356)

Deferred tax assets	25,812	15,514
Deferred tax liabilities:
Depreciation	(13,985)	(13,212)
Amortization of goodwill and intangible assets	(101,259)	(112,950)
Other accrued liabilities	(678)	(2,103)

Net deferred tax liabilities	$(90,110)	$(112,751)

The Company is required to record a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that a valuation allowance at September 30, 2011 and 2010 of $6.4 million and $5.4 million, respectively, was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowance primarily related to certain state net operating loss carryforwards.
For federal purposes, the Company had $13.5 million of net operating loss carryforwards for fiscal 2011. For state purposes, the Company had $136.3 million of net operating loss carryforwards for fiscal 2011, which expire from 2012 through 2031 and $107.2 million of net operating loss carryforwards for fiscal 2010, which expire from 2011 through 2030.
The following is a reconciliation between the statutory and effective income tax rates at September 30:

	2011	2010	2009
	(In thousands)
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	2.2	(20.8)	(16.0)
Nondeductible comp	(3.2)	(49.9)	(25.7)
Other nondeductible expenses	(1.4)	(9.6)	(4.7)
Credits	0.6	100.5	37.9
Unrecognized tax benefit	0.1	0.6	8.2
Other	(0.2)	(43.0)	(4.5)

Effective tax rate	33.1%	12.8%	30.2%

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
As of September 30, 2011 and September 30, 2010, there was $4.9 million in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of September 30, 2011 and September 30, 2010, the Company had accrued a total of $2.3 million and $1.8 million in interest and penalties, respectively, recorded under other accrued liabilities.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)

Balance at September 30, 2009	$4,965
Reduction due to lapse of statute of limitation	(47)

Balance at September 30, 2010	$4,918
Reduction due to lapse of statute of limitation	(61)

Balance at September 30, 2011	$4,857
The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.
The Company files a federal consolidated return with NMH Holdings, Inc. and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s income tax returns. In addition, the Company believes its accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter.

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

		Post Acute
		Specialty
	Human	Rehabilitation
For the Year Ended September 30,	Services	Services	Corporate	Consolidated
	(In thousands)
2011
Net revenue	$895,134	$175,476	$—	$1,070,610
Income (loss) from operations	77,885	18,434	(61,158)	35,161
Total assets	781,645	168,780	60,425	1,010,850
Depreciation and amortization	44,641	13,374	3,886	61,901
Purchases of property and equipment	12,495	6,909	1,474	20,878
Income (loss) from continuing operations before income taxes	17,949	7,012	(68,502)	(43,541)

2010
Net revenue	$874,528	$136,941	$—	$1,011,469
Income (loss) from operations	80,801	15,356	(51,488)	44,669
Total assets	807,031	155,115	53,739	1,015,885
Depreciation and amortization	42,318	9,366	4,729	56,413
Purchases of property and equipment	11,886	7,007	1,980	20,873
Income (loss) from continuing operations before income taxes	38,876	9,378	(49,862)	(1,608)

2009
Net revenue	$861,030	$96,495	$—	$957,525
Income (loss) from operations	74,828	12,805	(42,812)	44,821
Depreciation and amortization	44,667	6,627	4,304	55,598
Purchases of property and equipment	12,966	8,505	5,927	27,398
Income (loss) from continuing operations before income taxes	29,530	8,524	(41,741)	(3,687)
Revenue from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for 15%, 16% and 16% of the Company’s net revenue for fiscal 2011, 2010 and 2009, respectively.
19. Stock-Based Compensation
Under its equity-based compensation plan adopted in 2006, NMH Investment previously issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units to the Company’s employees and members of the Board of Directors as incentive compensation. As of September 30, 2011, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units and 6,375 Class E Units authorized for issuance under the plan. These units derive their value from the value of the Company.
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
The fair value of the units issued during fiscal years 2011, 2010 and 2009 was calculated using the following assumptions:

	FY2011	FY2010	FY2009
Risk-free interest rate	0.68%	0.67%	1.27%
Expected term	3 years	1.7 years	3.5 years
Expected volatility	50.0%	55.0%	40.0%
The estimated fair value of the units, less an assumed forfeiture rate of 9.7%, was recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards. The assumed forfeiture rate is based on an average of the Company’s historical forfeiture rates, which the Company estimates is indicative of future forfeitures.
The Company recorded $3.7 million, $0.7 million and $1.3 million of stock-based compensation expense for fiscal years 2011, 2010 and 2009, respectively. Stock-based compensation expense is included in General and administrative expense in the consolidated statements of operations. The summary of activity under the plan is presented below:

		Weighted Average
	Units	Grant-Date
	Outstanding	Fair Value

Nonvested balance at September 30, 2010	103,065	$3.87
Granted	4,279,546	1.02
Forfeited	(14,983)	7.50
Vested	(3,435,620)	1.09

Nonvested balance at September 30, 2011	932,008	$1.02

As of September 30 2011, there was $0.8 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 1.6 years.

20. Valuation and Qualifying Accounts
The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2011, 2010, and 2009:

	Balance at			Balance at
	Beginning			End of
	of Period	Provision	Write-Offs	Period
	(In thousands)
Year Ended September 30, 2011	$7,225	$11,670	$(10,938)	$7,957
Year Ended September 30, 2010	5,896	12,458	(11,129)	7,225
Year Ended September 30, 2009	5,057	11,712	(10,873)	5,896
21. Quarterly Financial Data (unaudited)
The following table presents consolidated statement of operations data for each of the eight quarters in the period which began October 1, 2009 and ended September 30, 2011. This information is derived from the Company’s unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For The Quarters Ended (1)
	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2009	2010	2010	2010	2010	2011	2011	2011
Net revenue	$247,454	$248,559	$257,008	$258,448	$264,474	$264,969	$269,701	$271,466
(Loss) income from continuing operations, net of tax	(11)	(363)	664	(1,693)	1,722	(12,214)	(8,265)	(10,357)
(Loss) income from discontinued operations, net of tax	(29)	(4,293)	(1,363)	221	44	(843)	(68)	(4,161)

Net loss	$(40)	$(4,656)	$(699)	$(1,472)	$1,766	$(13,057)	$(8,333)	$(14,518)

(1)
The Company sold its home health business, closed certain business operations in the state of Maryland and closed its business operations in the states of Colorado, Nebraska, New Hampshire and New York. All fiscal years presented reflect the classification of these businesses as discontinued operations.

22. Subsequent Events
Subsequent to year end, the Company acquired three companies complementary to its business. Aggregate consideration for these acquisitions was $3.2 million.