Form 10-Q
period 2011-12-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2012-02-14
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 14, 2012, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index

National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30,	September 30,
	(Unaudited)
	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$—	$263
Restricted cash	825	936
Accounts receivable, net	152,374	134,071
Deferred tax assets, net	20,835	20,956
Prepaid expenses and other current assets	11,558	9,969

Total current assets	185,592	166,195
Property and equipment, net	148,466	146,256
Intangible assets, net	390,575	397,514
Goodwill	231,953	231,015
Restricted cash	50,000	50,000
Other assets	56,948	19,870

Total assets	$1,063,534	$1,010,850

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$25,613	$27,059
Accrued payroll and related costs	74,268	74,968
Other accrued liabilities	56,302	46,528
Obligations under capital lease, current	316	312
Current portion of long-term debt	17,300	5,300

Total current liabilities	173,799	154,167
Other long-term liabilities	54,051	15,536
Deferred tax liabilities, net	108,533	111,066
Obligations under capital lease, less current portion	8,852	6,462
Long-term debt, less current portion	754,157	754,742
Commitments and contingencies
SHAREHOLDER’S EQUITY
Common stock	—	—
Additional paid-in capital	33,263	33,098
Accumulated other comprehensive loss	(3,838)	(4,017)
Accumulated deficit	(65,283)	(60,204)

Total shareholder’s equity	(35,858)	(31,123)

Total liabilities and shareholder’s equity	$1,063,534	$1,010,850

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
Net revenue	$274,433	$264,473
Cost of revenue (exclusive of depreciation expense shown below)	213,747	204,218
Operating expenses:
General and administrative	33,290	34,340
Depreciation and amortization	14,901	14,711

Total operating expenses	48,191	49,051

Income from operations	12,495	11,204
Other income (expense):
Management fee of related party	(315)	(345)
Other income, net	284	228
Interest income	4	5
Interest income from related party	—	494
Interest expense	(19,787)	(8,146)

(Loss) income from continuing operations before income taxes	(7,319)	3,440
(Benefit) provision for income taxes	(2,304)	1,471

(Loss) income from continuing operations	(5,015)	1,969
Loss from discontinued operations, net of tax	(64)	(203)

Net (loss) income	$(5,079)	$1,766

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
	(unaudited) (Amounts in thousands)
Operating activities
Net (loss) income	$(5,079)	$1,766
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Accounts receivable allowances	2,952	2,747
Depreciation and amortization of property and equipment	5,776	5,772
Amortization of other intangible assets	9,129	9,239
Amortization of original issue discount and initial purchasers discount	741	—
Amortization and write-off of financing costs	594	792
Accretion of investment in related party debt securities	—	(243)
Stock-based compensation	165	—
Deferred income taxes	(2,534)	(1,342)
Gain on disposal of assets	(22)	(45)
Change in the fair value of contingent consideration	—	222
Non-cash impairment charge	(18)	(22)
Non-cash interest income from related party	—	(251)
Changes in operating assets and liabilities:
Accounts receivable	(21,255)	(1,303)
Other assets	(2,024)	2,173
Accounts payable	(750)	(8,399)
Accrued payroll and related costs	(700)	(1,069)
Other accrued liabilities	10,110	9,138
Other long-term liabilities	1,295	819

Net cash (used in) provided by operating activities	(1,620)	19,994
Investing activities
Cash paid for acquisitions, net of cash received	(3,150)	(2,933)
Purchases of property and equipment	(6,262)	(3,958)
Changes in restricted cash	111	173
Proceeds from sale of assets	79	209

Net cash used in investing activities	(9,222)	(6,509)
Financing activities
Repayments of long-term debt	(1,325)	(916)
Proceeds from borrowings under senior revolver	107,000	—
Repayments of borrowings under senior revolver	(95,000)	—
Repayments of capital lease obligations	(76)	(55)
Cash paid for contingent consideration	—	(3,313)
Dividend to Parent	—	(511)
Payments of financing costs	(20)	(602)

Net cash provided by (used in) financing activities	10,579	(5,397)
Net (decrease) increase in cash and cash equivalents	(263)	8,088
Cash and cash equivalents at beginning of period	263	26,448

Cash and cash equivalents at end of period	$—	$34,536

Supplemental disclosure of cash flow information
Cash paid for interest	$10,379	$2,260
Cash paid for income taxes	$72	$441
Supplemental disclosure of non-cash investing activities:
Accrued property, plant and equipment	$783	$—
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$2,434	$—

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2011

(Unaudited)

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 33 states. The Company provides residential services to approximately 11,000 clients, some of whom also receive periodic services. Approximately 16,000 clients receive periodic services from the Company.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended December 31, 2011 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Presentation of Comprehensive Income — In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The final standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for the Company beginning in the first quarter of fiscal 2013. The Company does not expect this to have a material impact to its financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), to defer the changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to other comprehensive income. These amendments are being delayed to allow the FASB time to re-deliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented . While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, the Company is required to continue reporting reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05.

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

Balance Sheet: Disclosures about Offsetting Assets and Liabilities —In December 2011, the FASB issued Accounting Standards Update 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) makes the comparability of those statements difficult. The objective of this update is to facilitate comparison between those financial statements, specifically within the scope instruments and transactions eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. The Company is evaluating the impact of this guidance on its financial statements.

Recently Adopted

Presentation of Insurance Claims and Related Insurance Recoveries — In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against a related claim liability. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The adoption of ASU 2010-24 was effective for the Company beginning the first quarter of the fiscal year ending September 30, 2012 (“fiscal 2012”) and resulted in an increase of $37.2 million in Other assets and a corresponding increase in Other long-term liabilities on the Company’s December 31, 2011 balance sheet. This adoption did not have an impact on the Company’s results of operations or cash flows.

Disclosure of Supplementary Pro Forma Information for Business Combinations — In December 2010, the FASB issued Accounting Standards Update 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires a public entity to disclose pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the fiscal year had been as of the beginning of the annual reporting period or the beginning of the comparable prior annual reporting period if showing comparative financial statements. ASU 2010-29 was effective prospectively for the Company for business combinations for which the acquisition date is on or after October 1, 2011.

3. Comprehensive (Loss) Income

The components of comprehensive (loss) income and related tax effects are as follows:

	September 30,	September 30,
	Three Months Ended December 31,
	2011	2010
	(in thousands)
Net (loss) income	$(5,079)	$1,766
Changes in unrealized gain on derivatives net of taxes of $121	179	—
Changes in unrealized gain on available-for-sale debt securities net of taxes of $137	—	207

Comprehensive (loss) income	$(4,900)	$1,973

4. Long-Term Debt

The Company’s long-term debt consists of the following:

	September 30,	September 30,
(in thousands)	December 31, 2011	September 30, 2011
Term loan, principal and interest due in quarterly installments through February 9, 2017	$526,025	$527,350
Original issue discount on term loan, net of accumulated amortization	(6,744)	(7,081)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	250,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(9,824)	(10,227)
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	12,000	—

	771,457	760,042
Less current portion	17,300	5,300

Long-term debt	$754,157	$754,742

Senior Secured Credit Facilities

On February 9, 2011, the Company completed refinancing transactions (the “February 2011 Refinancing”) and entered into new senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility (the “term loan”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”) and a (ii) $75.0 million five-year senior secured revolving credit facility (the “senior revolver”). The Company refers to these facilities as the “senior secured credit facilities”.

Term loan

The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The Company was not required to make such a prepayment of its term loan during fiscal 2011. The variable interest rate on the term loan is equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at the Company’s option. At December 31, 2011, the variable interest rate on the term loan was 7.0%.

Senior revolver

During three months ended December 31 2011, the Company drew $107.0 million under the senior revolver and repaid $95.0 million during the period. At December 31, 2011, the Company had $12.0 million of outstanding borrowings under the senior revolver and $63.0 million of availability under the senior revolver and $35.8 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. The interest rates for any borrowings under the senior revolver are the same as the term loan.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” The outstanding borrowings at December 31, 2011 were borrowed under the swingline, which have maturities less than one year, and are reflected under Current portion of long-term debt on the Company’s balance sheet.

Senior Notes

In connection with the February 2011 Refinancing, the Company issued $250.0 million of the senior notes at a price equal to 97.737% of their face value, for net proceeds of $244.3 million. The net proceeds were reduced by an initial purchasers’ discount of $5.6 million. The senior notes are the Company’s unsecured obligations and are guaranteed by certain of the Company’s existing subsidiaries.

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on the Company’s ability to incur additional debt, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. In addition, the senior credit agreement governing the Company’s senior secured credit facilities contains financial covenants that require the Company to maintain a specified consolidated leverage ratio and consolidated interest coverage ratio.

The Company is restricted from paying dividends to NMH Holdings, LLC (“Parent”) in excess of $15.0 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes, and certain other expenses.

Derivatives

The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 and ending September 30, 2014. The Company entered into this interest rate swap to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.5% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under the Company’s term loan, this swap effectively fixes the Company’s cost of borrowing for $400.0 million of the term loan at 7.8% per annum for the term of the swap.

The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $6.4 million or $3.8 million after taxes at December 31, 2011. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The entire change in fair market value is recorded in shareholder’s equity, net of tax, on the consolidated balance sheets as accumulated other comprehensive loss.

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

During the three months ended December 31, 2011, the Company acquired three companies complementary to its business for $3.2 million.

Families Together. On November 30, 2011, the Company acquired the assets of Families Together, Inc. (“Families Together”) for $3.0 million. Families Together is located in North Carolina and provides intensive in-home services, day treatment, case management, outpatient therapy and similar periodic services to children and their families. As a result of this acquisition, the Company recorded $0.9 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $2.1 million of intangible assets which included $1.0 million of non-compete agreement with a useful life of five years, $0.8 million of agency contracts with a weighted average useful life of eleven years, and $0.3 million of licenses and permits with a weighted average useful life of ten years.

Other Acquisitions. During the three months ended December 31, 2011, the Company acquired selected assets of Zumbro House, Inc., which provides group home services to individuals with developmental disabilities in the Mankato, Minnesota area and Georgia Rehabilitation Institute d/b/a Walton Rehabilitation Health System, a provider of acquired brain injury services, for $0.2 million, $0.1 million of which was allocated to intangible assets.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

	September 30,	September 30,	September 30,
	Families	Other
(in thousands)	Together	Acquisitions	TOTAL
Identifiable intangible assets	$2,102	$83	$2,185
Property and equipment	6	21	27

Total identifiable net assets	$2,108	$104	$2,212

Goodwill	$892	$46	$938

7. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the three months ended December 31, 2011 are as follows:

	September 30,	September 30,	September 30,
	Human Services	Post Acute Specialty Rehabilitation Services	Total
	(In thousands)
Balance as of September 30, 2011	$167,877	$63,138	$231,015
Goodwill acquired through acquisitions	934	4	938

Balance as of December 31, 2011	$168,811	$63,142	$231,953

Intangible Assets

Intangible assets consist of the following as of December 31, 2011:

	September 30,	September 30,	September 30,
Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$459,883	$145,605	$314,278
Non-compete/non-solicit	3,724	787	2,937
Relationship with contracted caregivers	11,118	6,042	5,076
Trade names	3,774	1,786	1,988
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	43,957	20,632	23,325
Intellectual property	904	333	571

	$565,760	$175,185	$390,575

Intangible assets consist of the following as of September 30, 2011:

	September 30,	September 30,	September 30,
Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$459,044	$138,105	$320,939
Non-compete/non-solicit	2,693	664	2,029
Relationship with contracted caregivers	11,118	5,765	5,353
Trade names	3,774	1,688	2,086
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	43,636	19,532	24,104
Intellectual property	904	301	603

	$563,569	$166,055	$397,514

For the three months ended December 31, 2011 and 2010, the amortization expense for continuing operations was $9.1 million and $9.0 million, respectively, and the amortization expense for discontinued operations for the three months ended December 31, 2010 was $0.2 million.

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

This agreement was amended and restated effective February 9, 2011 to provide for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $0.3 million of management fees and expenses for the three months ended December 31, 2011 and 2010. The accrued liability related to the management agreement was $0.1 million and $0.4 million at December 31, 2011 and September 30, 2011, respectively.

Consulting Agreements

During fiscal 2011, the Company engaged Alvarez & Marsal Healthcare Industry Group (“Alvarez & Marsal”) to provide certain transaction advisory and other services. A Company director, Guy Sansone, is a Managing Director at Alvarez & Marsal and the head of its Healthcare Industry Group. The engagement resulted in aggregate fees of $0.6 million for the three months ended December 31, 2010, and was approved by the Company’s Audit Committee. Mr. Sansone is not a member of the Company’s Audit Committee and was not personally involved in the engagement.

The Company engaged Duff & Phelps, LLC as a financial advisor in connection with the refinancing transactions described in note 4, including the repurchase of the NMH Holdings notes, and related matters. According to public filings, Vestar owns 12.4% of the Class A common stock of Duff & Phelps Corporation, the parent company of Duff & Phelps, LLC, and one of Vestar’s principals serves on the Board of Directors of Duff & Phelps Corporation but was not personally involved in this engagement. This engagement resulted in fees of approximately $0.2 million during the three months ended December 31, 2010 and was approved by the Company’s Board of Directors, with the Vestar members abstaining from voting.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of California, Nevada and Minnesota which have various expiration dates extending out as far as July 2016. Related party lease expense was $1.0 million and $1.2 million for the three months ended December 31, 2011 and 2010, respectively. At the end of the three months ended December 31, 2011, the properties associated with certain of these leases were sold to an independent third party.

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

Assets and liabilities recorded at fair value at December 31, 2011 consist of:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(6,444)	$—	$(6,444)	$—

Assets and liabilities recorded at fair value at September 30, 2011 consist of:

	September 30,	September 30,	September 30,	September 30,
(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(6,744)	$—	$(6,744)	$—

Interest rate swap agreements. The fair value of the swap agreements was recorded in current liabilities (under Other accrued liabilities). The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.

At December 31, 2011 and September 30, 2011, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		September 30, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior notes (issued February 9, 2011)	$240,176	$231,875	$239,773	$228,750

The Company estimated the fair value of the debt instruments using market quotes and calculations based on current market rates available.

10. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended December 31, 2011, the Company’s effective income tax rate was 31.5% compared to an effective tax rate of 42.8% for the three months ended December 31, 2010. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, net operating losses not benefited and changes in the applicability of certain employment tax credits.

NMH Holdings files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2003. The Company’s reserve for uncertain income tax positions at December 31, 2011 is $4.9 million. There was no change in unrecognized tax benefits during the three months ended December 31, 2011. However, the Company expects changes to its unrecognized tax benefits within the next twelve months as a result of settlements, which it estimates will reduce this item by approximately $3.0 million. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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

The SRS segment delivers health care and community-based health and human services to individuals who have suffered acquired brain and/or spinal injuries and other catastrophic injuries and illnesses. This segment is organized in a reporting structure composed of two operating segments which are aggregated based on similarity of economic characteristics and services provided.

Activities classified as “Corporate” in the table below relate primarily to unallocated home office items.

The Company generally evaluates the performance of its operating segments based on income from operations. The following is a financial summary by reportable operating segment for the periods indicated.

	September 30,	September 30,	September 30,	September 30,
For the three months ended December 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2011
Net revenue	229,476	44,957	—	$274,433
Income (loss) from operations	20,060	5,093	(12,658)	12,495
Total assets	810,232	180,364	72,938	1,063,534
Depreciation and amortization	10,780	3,380	741	14,901
Purchases of property and equipment	2,526	3,594	142	6,262
Income (loss) from continuing operations before income taxes	3,152	2,040	(12,511)	(7,319)
2010
Net revenue	221,173	43,300	—	$264,473
Income (loss) from operations	20,626	4,858	(14,280)	11,204
Depreciation and amortization	10,570	2,993	1,148	14,711
Purchases of property and equipment	2,133	1,136	689	3,958
Income (loss) from continuing operations before income taxes	13,604	3,629	(13,793)	3,440

Revenue from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for 15% and 16% of the Company’s net revenue for the three months ended December 31, 2011 and 2010, respectively.

13. Accruals for Self-Insurance and Other Commitments and Contingencies

The Company maintains insurance for professional and general liability, workers’ compensation liability, automobile liability and health insurance liabilities that includes self-insured retentions. The Company intends to maintain such coverage in the future and is of the opinion that its insurance coverage is adequate to cover potential losses on asserted claims. Employment practices liability is fully self-insured.

For professional and general liability, from October 1, 2010 through September 30, 2011, the Company was self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, the Company is self-insured for the first $4.0 million of each and every claim with no aggregate limit. In connection with the Merger on June 29, 2006, subject to the $1.0 million per claim and up to $2.0 million in the aggregate retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as our reports on Forms 10-Q and 8-K and other publicly available information. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this report.

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 33 states. We provide residential services to approximately 11,000 clients, some of whom also receive periodic services. Approximately 16,000 clients receive periodic services from us.

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

We have two reportable segments, Human Services and Post-Acute Speciality Rehabilitation Services (“SRS”). The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and/or medically complex challenges. The SRS segment provides a mix of health care and community-based health and human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses.

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

Factors Affecting our Operating Results

Demand for Home and Community-Based Health and Human Services

Our growth in revenue has historically been related to increases in the rates we receive for our services as well as increases in the number of individuals served. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, and upon acquisitions. We also attribute the long-term growth in our client base to certain trends that are increasing demand in our industry, including demographic, health-care and political developments.

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Each of these factors affects the size of the I/DD population in need of services. And while our residential ARY services have been negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, this trend has led to significant increased demand for periodic, non-residential services to support at-risk youth and their families. Demand for our SRS services has also grown as faster emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and as a “step-down” for individuals who no longer require care in acute settings.

Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Since the beginning of the recent economic downturn, our government payors in several states have responded to deteriorating revenue collections by implementing provider rate reductions, including in the states of Arizona, California, Florida, Indiana and Minnesota. In total, rate reductions implemented from October 1, 2008 through December 31, 2011 have reduced annualized revenue by approximately $16 million or about 1.5% of fiscal 2011 revenue. In addition, the volume of referrals to our residential programs has also been constrained in many markets as payors have sought out in-home periodic services as an alternative to more expensive residential care. The termination of the enhanced federal Medicaid funding after June 30, 2011 contributed to significant budgetary challenges that confronted state governments for fiscal 2012, which began July 1, 2011 in most states. The result is that some of our public payors have implemented, or may implement in the coming months, additional rate reductions, particularly for our I/DD services, including our largest state payor, Minnesota, which announced rate reductions of approximately 1.5% for Medicaid Waiver and ICF Services effective September 1, 2011.

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

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During the twelve months ended December 31, 2011, operating losses on new starts for programs started within the previous 18 months were $2.0 million.

Acquisitions

As of December 31, 2011, we have completed 30 acquisitions since 2006, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.

During the three months ended December 31, 2011, we acquired three companies complementary to our business, two in the Human Services segment and one in the SRS segment, for $3.2 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. During the first quarter of fiscal 2012, we derived approximately 90% of our net revenue from state, local and other government payors and approximately 10% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. Reserves are provided when estimable and probable. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

Occupancy costs represent a significant portion of our operating costs. As of December 31, 2011, we owned 397 facilities and one office, and we leased 983 facilities and 270 offices. We incur no facility costs for services provided in the home of a Mentor.

Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled 1.1% and 1.0% of our net revenue for the three months ended December 31, 2011 and 2010, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $3.1 million and $2.7 million for the three months ended December 31, 2011 and 2010, respectively. Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. Commencing October 1, 2010, our self-insured retentions substantially exceeded the amounts we previously had and we paid substantially higher premiums for our professional and general liability insurance. From October 1, 2010 to September 30, 2011, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, we have been self-insured for the first $4.0 million of each and every claim without an aggregate limit.

Our ability to maintain and grow our earnings in the future is dependent upon growing revenue, obtaining increases in rates and/or controlling our expenses. In fiscal 2011, 2010 and 2009, we invested in infrastructure initiatives and business process improvements, which had a net negative impact on our margin. Beginning in fiscal 2011, we also increased our investment in organic growth initiatives. During fiscal 2012 we expect to significantly increase our activity in this area, focusing on states such as California and New Jersey that are still closing institutions.

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

	September 30,	September 30,	September 30,	September 30,
For the three months ended December 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2011
Net revenue	$229,476	$44,957	$—	$274,433
Income (loss) from operations	20,060	5,093	(12,658)	12,495
Operating margin	8.7%	11.3%	—	4.6%
2010
Net revenue	$221,173	$43,300	$—	$264,473
Income (loss) from operations	20,626	4,858	(14,280)	11,204
Operating margin	9.3%	11.2%	—	4.2%

Three months ended December 31, 2011 compared to three months ended December 31, 2010

Consolidated revenue for the three months ended December 31, 2011 increased by $10.0 million, or 3.8%, compared to revenue for the three months ended December 31, 2010. Revenue increased $5.2 million related to organic growth, including growth related to new programs and $4.8 million related to acquisitions that closed during and after the three months ended December 31, 2010. Modest organic growth was achieved despite the negative impact of rate reductions in some states, including Arizona, Florida and Minnesota.

Consolidated income from operations increased from $11.2 million or 4.2% of revenue, for the three months ended December 31, 2010 to $12.5 million or 4.6% of revenue, for the three months ended December 31, 2011.

In addition to the increase in revenue noted above, our operating margin was positively impacted as our health insurance expense decreased by $2.7 million for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010, as a result of a change in plan design effective January 1, 2011 and a significant reduction in the number of large claims compared to prior period.

In addition, our operating expenses for the three months ended December 31, 2010 included costs which we did not incur during the three months ended December 31, 2011, namely $0.7 million of additional costs related to our cost structure optimization efforts and $0.6 million of additional costs in consulting and legal costs related to a transaction which was not completed.

Partially offsetting the increase in income from operations, our direct labor costs increased in our Human Services segment as we increased staffing in advance of growth opportunities and filled vacancies. Also during the three months ended December 31, 2011, we recorded an additional $1.0 million in occupancy expense and $0.6 million in transportation expense, primarily related to acquisitions.

Interest expense increased by $11.6 million from the three months ended December 31, 2010 compared with the three months ended December 31, 2011 as a result of our refinancing in February 2011 (the “February 2011 Refinancing”). Our weighted average debt balance increased by $280.2 million and our weighted average interest rate increased from 5.5% during the three months ended December 31, 2010 to 9.3% for the three months ended December 31, 2011.

Human Services

Human Services revenue for the three months ended December 31, 2011 increased by $8.3 million, or 3.8%, compared to the three months ended December 31, 2010. Revenue increased $5.1 million as a result of organic growth, including growth related to new programs, and $3.2 million related to acquisitions that closed during and after the three months ended December 31, 2010. Modest organic growth was achieved despite the negative impact of rate reductions in some states, including Arizona, Florida and Minnesota.

Income from operations decreased from $20.6 million during the three months ended December 31, 2010 to $20.1 million during the three months ended December 31, 2011 and operating margin decreased from 9.3% of revenue to 8.7% of revenue for the same periods.

Our operating margin was negatively impacted by an increase in direct labor costs as we increased staffing in advance of growth opportunities and filled vacancies. Also during the three months ended December 31, 2011, we recorded an additional $0.6 million in transportation expense and $0.5 million in occupancy expense primarily related to acquisitions in this segment.

Partially offsetting this decrease, our operating margin was positively impacted as our health insurance expense decreased by $2.5 million, as a result of a change in plan design effective January 1, 2011 and a significant reduction in the number of large claims compared to prior period.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the three months ended December 31, 2011 increased by $1.7 million, or 3.8%, compared to the three months ended December 31, 2010. This increase was primarily due to growth of $1.6 million related to acquisitions that closed during and after the three months ended December 31, 2010 and $0.1 million related to organic growth, including growth related to new programs.

Income from operations increased from $4.9 million during the three months ended December 31, 2010 to $5.1 million during the three months ended December 31, 2011 and operating margin increased slightly from 11.2% to 11.3% for the same periods. Our operating margin was positively impacted by a decrease in labor costs and a decrease in health insurance expense as a result of a change in plan design effective January 1, 2011 and a significant reduction in the number of large claims compared to prior period.

Partially offsetting this increase, our operating margin was negatively impacted as we recorded an additional $0.5 million in occupancy expense primarily related to acquisitions in this segment.

Corporate

Total corporate expenses decreased by $1.6 million from the three months ended December 31, 2010 to $12.7 million for the three months ended December 31, 2011 as our expenses for the three months ended December 31, 2010 included costs which we did not incur during the three months ended December 31, 2011. During the three months ended December 31, 2010, we recorded an additional $0.7 million related to our cost structure optimization efforts and an additional $0.6 million in consulting and legal costs related to a transaction which was not completed.

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

Operating activities

Cash flows used in operating activities was $1.6 million for the three months ended December 31, 2011 compared to cash flows provided by operating activities of $20.0 million for the three months ended December 31 2010. The decrease in cash flows was due to an increase in our working capital primarily due to an increase in our days sales outstanding to 54 days at December 31, 2011 from 48 days at September 30, 2011. Our days sales outstanding increased primarily due to temporary inefficiencies as we centralized certain billing and accounts receivable functions and introduced a new billing and accounts receivable system in certain locations. In addition, our cash flows from operations were negatively impacted by a decrease in our net income, which resulted primarily from an increase in interest expense.

Investing activities

Net cash used in investing activities was $9.2 million and $6.5 million for the three months ended December 31, 2011 and 2010, respectively.

Cash paid for property and equipment for the three months ended December 31, 2011 was $6.3 million, or 2.3% of revenue, compared to $4.0 million, or 1.5% of revenue for the three months ended December 31, 2010. A significant portion of the increase related to cash paid for leasehold improvements and for vehicles.

During the three months ended December 31, 2011 we paid $3.2 million for three acquisitions, two in our Human Services segment and one in our SRS segment. During the three months ended December 31, 2010 we paid $2.9 million for three acquisitions, two in our Human Services segment and one in our SRS segment.

Financing activities

Net cash provided by financing activities was $10.6 million for the three months ended December 31, 2011 compared to $5.4 million of cash used in financing activities for the three months ended December 31, 2010.

At December 31, 2011, there was $12.0 million of outstanding borrowings and $63.0 million of availability under the senior revolver. We expect to continue to draw on the revolver during fiscal 2012 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case. Our increased cash interest payments after the February 2011 Refinancing and our investments in our growth initiatives have reduced our free cash flow in the business.

Our financing activities for the three months ended December 31, 2011 and 2010 included the repayment of long term debt of $1.3 million and $0.9 million, respectively. Our cash paid for principal increased as a result of the additional indebtedness incurred in the February 2011 refinancing.

Net cash used in financing activities for the three months ended December 31, 2010 also included contingent consideration payments of $3.3 million related to the IFCS acquisition, which we acquired in fiscal 2009.

Debt and Financing Arrangements

On February 9, 2011, we completed the February 2011 refinancing, which included entering into a senior credit agreement (the “senior credit agreement”) for senior secured credit facilities (the “senior secured credit facilities”) and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”). We used the net proceeds from the senior secured credit facilities ($520.9 million) and the senior notes ($238.7 million), together with cash on hand, to: (i) repay all amounts owing under our old senior secured credit facilities and our mortgage facility; (ii) purchase $171.9 million of our senior subordinated notes; (iii) pay $9.6 million to NMH Holdings related to a tax sharing arrangement; (iv) declare a $219.7 million dividend to NMH Holdings, LLC (“Parent”), which in turn made a distribution to NMH Holdings, which used $206.4 million cash proceeds of the distribution to repurchase $210.9 million principal amount of the NMH Holdings notes at a premium, not including $13.3 million principal amount of NMH Holdings notes we held as an investment and that were also repurchased; and (v) pay related fees and expenses.

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

The senior credit agreement contains a number of covenants including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains affirmative covenants and events of default. The senior credit agreement also requires us to maintain certain financial covenants, as described under “Covenants” below.

Term loan

The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on our leverage ratio, if we generate certain levels of cash flow, sell certain assets or incur other indebtedness, subject to certain exceptions. We are required to repay the term loan portion of the senior credit facilities in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity. The variable interest rate on the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. At December 31, 2011, the variable interest rate on the term loan was 7.0%.

Senior revolver

We had $12.0 million of borrowings and $63.0 million of availability under the senior revolver at December 31, 2011 and had $35.8 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rates for any borrowings under the senior revolver are the same as outlined for the term loan.

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

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of December 31, 2011. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter a consolidated leverage ratio of not more than 7.25 to 1.00. This consolidated leverage ratio will step down over time, starting with the quarter ending December 31, 2012. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter a consolidated interest coverage ratio of at least 1.30 to 1.00. This interest coverage ratio will step up over time, starting with the quarter ending March 31, 2012. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.

As of December 31, 2011, our consolidated leverage ratio was 6.33 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.61 to 1.00, as calculated in accordance with the senior credit agreement. As of December 31, 2011, total debt, net of cash and cash equivalents, was $747.2 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.

Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the credit agreement, to net loss for the most recently completed four fiscal quarters ended December 31, 2011:

September 30,
(In thousands)
Net loss	$(40,987)
Loss from discontinued operations, net of tax	4,889
Benefit for income taxes	(18,202)
Gain from available for sale investment security	(3,018)
Interest income	(21)
Interest income from related party	(190)
Interest expense	73,359
Depreciation and amortization	62,091
Extinguishment of debt	19,278
Non-cash impairment charge	5,993
Stock-based compensation	3,840
Restructuring expense	2,280
Discretionary recognition bonuses	2,361
Management fee of related party	1,241
Lease termination fee	713
Acquisition costs	323
Claims made insurance liability	580
Terminated transaction costs	(35)
(Gain) loss on disposal of assets	(33)
Change in fair value of contingent consideration	(701)
Franchise taxes, transaction fees, costs, and expenses	(8)
Acquired EBITDA	2,268
Operating losses from new starts	1,955

Consolidated adjusted EBITDA per the senior credit agreement	$117,976

Set forth below is an annualized calculation of consolidated interest expense as of December 31, 2011, as calculated under the credit agreement:

September 30,
(In thousands)
Senior term loan	$37,512
Senior subordinated notes	31,293
Interest rate swap agreements	3,230
Unused line of credit	573
Capital leases	424
Standby letters of credit	92
Interest income	(23)

Consolidated interest expense per the senior credit agreement	$73,101

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations(1)	$1,111,502	85,843	80,426	144,947	800,286
Operating lease obligations(2)	143,012	39,059	54,074	30,430	19,449
Capital lease obligations	9,168	316	993	1,182	6,677
Standby letters of credit	35,812	35,812	—	—	—

Total obligations and commitments(3)	$1,299,494	$161,030	$135,493	$176,559	$826,412

(1)

Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at December 31, 2011.

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

As of December 31, 2011, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report, except for the adoption of ASU 2010-24 during the first quarter of fiscal 2012. This adoption clarifies that companies should not net insurance recoveries against a related claim liability and the amount of the claim liability should be determined without consideration of insurance recoveries. This adoption resulted in an increase of $37.2 million in Other assets and a corresponding increase in Other long-term liabilities on the Company’s December 31, 2011 balance sheet and there was no impact on our results of operations or cash flows. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of December 31, 2011.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended September 30, 2011.

Forward-Looking Statements

Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to demand for our services, the political climate and budgetary environment, our expansion efforts and the impact of our recent acquisitions, our plans for investments in our infrastructure and business process improvements, our margins and our liquidity. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure related to the variable debt, we entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 and ending September 30, 2014. Under the terms of the swap, we receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and we make payments to the counterparty based on a fixed rate of 2.5% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under our term loan facility, this swap effectively fixes our cost of borrowing for $400.0 million of our term loan debt at 7.8% per annum for the term of the swap.

As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $538.0 million outstanding to $138.0 million outstanding as of December 31, 2011. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense on the floating rate debt by approximately $1.4 million per annum.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officers) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, we continued to transition certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, as well as the continued implementation of our new billing and accounts receivable system for additional business units, we continue to refine and optimize our new billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

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

See “Part II. Item 1A. Risk Factors” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information

Item 1A. Risk Factors.

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

We have a significant amount of indebtedness and substantial leverage. As of December 31, 2011, we had total indebtedness of $797.2 million. During three months ended December 31 2011, we incurred net borrowings of $12.0 million under our senior revolver and we expect to continue to draw on the revolver during fiscal 2012. As we make new investments in organic growth and meet increased cash principal and interest payments compared with fiscal 2011, we will have less free cash flow in the business. Interest on our indebtedness is payable entirely in cash. Our annualized interest expense as of December 31, 2011, as calculated in accordance with the credit agreement, was $73.1 million as compared to $43.2 million at September 30, 2010. As of December 31, 2011, our consolidated leverage ratio was 6.33 to 1.00, as calculated in accordance with the senior credit agreement.

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

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three months ended December 31, 2011, our aggregate rental payments for these leases, including taxes and operating expenses, were $12.1 million. These obligations could further increase the risks described above.

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

The senior credit agreement governing the senior secured credit facilities also requires the Company and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests. The breach of any of these covenants or financial ratios could result in a default under the senior secured credit facilities and the lenders could elect to declare all amounts borrowed there under, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

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

We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. Any claims, if successful, could result in substantial damage awards which might require us to make payments under our self-insured retentions and increase future insurance costs. As of October 1, 2010, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500,000 per claim in excess of the aggregate. Since October 1, 2011, we have been self-insured for the first $4.0 million of each and every claim with no aggregate limit. We may be subject to increased self-insurance retention limits in the future which could have a negative impact on our results. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from employment practice claims and governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.

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

If any of the state, local and other government payors determines that we have not complied with our contracts or have violated any applicable laws or regulations, our revenue may decrease, we may be subject to fines or penalties and we may be required to restructure our billing and collection methods. We are routinely subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these governmental payors may be entitled to, in their discretion:

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

Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages or the need to increase wages to retain staff, health care costs and other personnel costs, and adverse changes in client service models. We typically cannot recover our increased labor costs from payors and must absorb them ourselves. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant. In addition, The Patient Protection and Affordable Care Act signed into law on March 23, 2010 imposed new mandates on employers beginning in January 2011 and will continue to impose new mandates through 2014. Given the composition of our workforce, these mandates could materially increase our costs, if the law survives court and political challenges.

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

No evaluation can provide complete assurance that our internal controls will operate as intended. Although we did not identify material weaknesses in our internal controls in connection with our audits for fiscal 2011 and fiscal 2010, we did identify material weaknesses in fiscal 2009 and fiscal 2008. Some of those weaknesses resulted in errors that led to an adjustment of property and equipment by $1.8 million in a prior period.

The decentralized nature of our operations and manual nature of many of our controls increases our risk of control deficiencies. We have gradually been centralizing and automating certain of those controls, and we may in the future identify material weaknesses in connection with this implementation. In addition, future acquisitions may present challenges in implementing appropriate internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

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

As of December 31, 2011, we had $538.0 million of floating rate debt outstanding before giving effect to the interest rate swap agreement. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $138.0 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.4 million per annum. If interest rates increase dramatically, we could be unable to service our debt.

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

For the three months ended December 31, 2011, 15% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% applicable for Medicaid Waiver services took effect in Minnesota on July 1, 2009 and, more recently, the state implemented a 1.5% rate cut for both Medicaid Waiver and ICF Services effective September 1, 2011. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

A portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 58.5% and 62.2% of the total assets on our consolidated balance sheets as of December 31, 2011 and September 30, 2011, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

No equity securities of the Company or of NMH Investment, LLC (“NMH Investment”) were sold during the three months ended December 31, 2011.

Repurchases of Equity Securities

No equity securities of the Company or of NMH Investment were repurchased during the three months ended December 31, 2011.

Dividends

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

It em 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

It em 5. Other Information.

None.

Item 6. Exhibits.

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.

February 14, 2012	By:	/s/ Denis M. Holler
Denis M. Holler
Its: Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2		By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

10.1	*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Fourth Amendment and Restatement Adopted December 27, 2011, Effective as of January 1, 2011	Incorporated by reference to Exhibit 10.8.1 of the National Mentor Holdings, Inc. Form 10-K for fiscal year ended September 30, 2011 (the “Fiscal 2011 10-K”)

10.2	*	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Second Amendment and Restatement, Adopted December 27, 2011, Effective October 1, 2011	Incorporated by reference to Exhibit 10.12 of the Fiscal 2011 10-K

31.1		Certification of principal executive officer.	Filed herewith

31.2		Certification of principal executive officer.	Filed herewith

31.3		Certification of principal financial officer.	Filed herewith

32		Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101		Interactive Data Files

*	Management contract or compensatory plan or arrangement.