Form 10-Q
period 2012-03-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2012-05-15
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐    No  ☒

As of May 15, 2012, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index

National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	March 31, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$2,554	$263
Restricted cash	837	936
Accounts receivable, net	152,973	134,071
Deferred tax assets, net	20,850	20,956
Prepaid expenses and other current assets	24,198	9,969

Total current assets	201,412	166,195
Property and equipment, net	149,520	146,256
Intangible assets, net	381,668	397,514
Goodwill	232,107	231,015
Restricted cash	50,000	50,000
Other assets	40,502	19,870

Total assets	$1,055,209	$1,010,850

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$28,440	$27,059
Accrued payroll and related costs	52,417	74,968
Other accrued liabilities	48,299	46,528
Obligations under capital lease, current	443	312
Current portion of long-term debt	30,000	5,300

Total current liabilities	159,599	154,167
Other long-term liabilities	64,783	15,536
Deferred tax liabilities, net	105,458	111,066
Obligations under capital lease, less current portion	8,620	6,462
Long-term debt, less current portion	753,571	754,742
Commitments and contingencies
SHAREHOLDER’S EQUITY
Common stock	—	—
Additional paid-in capital	33,369	33,098
Accumulated other comprehensive loss	(3,849)	(4,017)
Accumulated deficit	(66,342)	(60,204)

Total shareholder’s equity	(36,822)	(31,123)

Total liabilities and shareholder’s equity	$1,055,209	$1,010,850

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net revenue	$278,829	$264,969	$553,262	$529,442
Cost of revenue (exclusive of depreciation expense shown below)	218,263	204,860	432,010	409,078
Operating expenses:
General and administrative	35,917	34,704	69,210	69,043
Depreciation and amortization	15,363	14,719	30,264	29,430

Total operating expenses	51,280	49,423	99,474	98,473

Income from operations	9,286	10,686	21,778	21,891
Other income (expense):
Management fee of related party	(295)	(310)	(610)	(655)
Other income, net	271	247	555	476
Extinguishment of debt	—	(19,278)	—	(19,278)
Gain from available for sale investment security	—	3,018	—	3,018
Interest income	204	6	209	11
Interest income from related party	—	190	—	684
Interest expense	(19,988)	(14,145)	(39,775)	(22,290)

Loss from continuing operations before income taxes	(10,522)	(19,586)	(17,843)	(16,143)
Benefit for income taxes	(9,689)	(6,787)	(11,994)	(5,314)

Loss from continuing operations	(833)	(12,799)	(5,849)	(10,829)
Loss from discontinued operations, net of tax	(226)	(259)	(289)	(463)

Net loss	$(1,059)	$(13,058)	$(6,138)	$(11,292)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended March 31,
	2012	2011
	(unaudited)
Operating activities
Net loss	$(6,138)	$(11,292)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts receivable allowances	6,793	5,577
Depreciation and amortization of property and equipment	11,944	11,656
Amortization of other intangible assets	18,328	18,370
Amortization of original issue discount and initial purchasers discount	1,479	442
Amortization and write-off of financing costs	1,199	9,899
Accretion of investment in related party debt securities	—	(325)
Stock-based compensation	333	174
Deferred income taxes	(5,616)	(6,674)
Gain from available for sale investment security	—	(3,018)
Loss (gain) on disposal of assets	47	(96)
Change in the fair value of contingent consideration	—	321
Non-cash impairment charge	290	—
Non-cash interest income from related party	—	(359)
Changes in operating assets and liabilities:
Accounts receivable	(25,965)	(4,303)
Other assets	(2,714)	4,485
Accounts payable	2,372	(7,095)
Accrued payroll and related costs	(4,797)	4,372
Other accrued liabilities	4,906	(5,341)
Other long-term liabilities	(4,626)	942

Net cash (used in) provided by operating activities	(2,165)	17,735
Investing activities
Cash paid for acquisitions, net of cash received	(3,605)	(3,353)
Purchases of property and equipment	(14,179)	(9,194)
Changes in restricted cash	99	(49,775)
Proceeds from sale of assets	380	296

Net cash used in investing activities	(17,305)	(62,026)
Financing activities
Repayments of long-term debt	(2,650)	(505,364)
Issuance of long term debt, net of original issue discount	—	761,667
Proceeds from borrowings under senior revolver	336,100	—
Repayments of borrowings under senior revolver	(311,400)	—
Repayments of capital lease obligations	(181)	(92)
Cash paid for contingent consideration	—	(3,313)
Dividend to Parent	(62)	(206,987)
Payments of financing costs	(46)	(15,524)

Net cash provided by financing activities	21,761	30,387
Net increase (decrease) in cash and cash equivalents	2,291	(13,904)
Cash and cash equivalents at beginning of period	263	26,448

Cash and cash equivalents at end of period	$2,554	$12,544

Supplemental disclosure of cash flow information
Cash paid for interest	$36,667	$20,914
Cash paid for income taxes	$344	$600
Supplemental disclosure of non-cash investing activities:
Accrued property, plant and equipment	$500	$—
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$2,434	$5,302

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 33 states. The Company provides residential services to approximately 11,500 clients, some of whom also receive periodic services. Approximately 16,500 clients receive periodic services from the Company.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2012 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The final standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for the Company beginning in the first quarter of fiscal 2013. The Company does not expect the adoption of this standard to have a material impact to its financial statements.

Intangibles — Goodwill and Other — In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Additionally, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the impairment test, and perform the qualitative assessment in any subsequent period. ASU 2011-08 is effective for the Company beginning fiscal 2013.

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

Recently Adopted

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS — In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). Under ASU 2011-04, the valuation premise of highest and best use is only relevant when measuring the fair value of nonfinancial assets. Additionally, ASU 2011-04 includes enhanced disclosure requirements for fair value measurements. ASU 2011-04 was adopted during the current quarter and did not have an impact on the Company’s results of operations or cash flows.

3. Comprehensive Loss

The components of comprehensive loss and related tax effects are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)
Net loss	$(1,059)	$(13,058)	$(6,138)	$(11,292)
(Increase) decrease in unrealized loss on derivatives net of taxes of $(7) and $114 for the three and six months ended March 31, 2012, respectively	(11)	—	168	—
Decrease in unrealized gain on available-for-sale debt securities net of taxes of $531 and $390 for the three and six months ended March 31, 2011, respectively	—	(782)	—	(575)

Comprehensive loss	$(1,070)	$(13,840)	$(5,970)	$(11,867)

4. Long-Term Debt

The Company’s long-term debt consists of the following:

(in thousands)	March 31, 2012	September 30, 2011
Term loan, principal and interest due in quarterly installments through February 9, 2017	$524,700	$527,350
Original issue discount on term loan, net of accumulated amortization	(6,408)	(7,081)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	250,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(9,421)	(10,227)
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	24,700	—

	783,571	760,042
Less current portion	30,000	5,300

Long-term debt	$753,571	$754,742

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

In connection with the February 2011 Refinancing, the Company incurred $19.3 million of expenses, including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of its 11.25% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”), (ii) $7.9 million in connection with the acceleration of deferred financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on the Company’s consolidated statements of operations as Extinguishment of debt.

Term loan

The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The Company was not required to make such a prepayment of its term loan during fiscal 2011. The variable interest rate on the term loan is equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at the Company’s option. At March 31, 2012, the variable interest rate on the term loan was 7.0%.

Senior revolver

During the six months ended March 31 2012, the Company drew $336.1 million under the senior revolver and repaid $311.4 million during the period. At March 31, 2012, the Company had $24.7 million of outstanding borrowings under the senior revolver and $50.3 million of availability under the senior revolver. The Company had $37.2 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. The interest rates for any borrowings under the senior revolver are the same as the term loan.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” The outstanding borrowings at March 31, 2012 were borrowed under the swingline, which have maturities less than one year, and are reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

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

The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $6.5 million or $3.8 million after taxes at March 31, 2012 and $6.7 million or $4.0 million after taxes at September 30, 2011. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The entire change in fair market value is recorded in shareholder’s equity, net of tax, on the consolidated balance sheets as accumulated other comprehensive loss.

5. Shareholder’s Equity

Common Stock

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.

Dividend to Parent

On February 9, 2011, as part of the February 2011 Refinancing described in note 4, the Company declared a dividend of $219.7 million to Parent, which in turn made a distribution of $219.7 million to its direct parent, NMH Holdings, Inc. (“NMH Holdings”). NMH Holdings used the proceeds of the distribution to (i) repurchase $210.9 million aggregate principal amount of the Senior Floating Rate Toggle Notes due 2014 (the “NMH Holdings notes”) at a premium (ii) repurchase an additional $13.3 million principal amount of NMH Holdings notes the Company held as an investment and (ii) pay related fees and expenses.

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

During the six months ended March 31, 2012, the Company separately acquired four companies complementary to its business for $3.6 million.

SCVP, Inc. On March 26, 2012, the Company acquired the assets of SCVP, Inc (“SCVP”) for $0.5 million. SCVP is located in Oregon and provides day program services and related services to individuals with developmental disabilities. The Company acquired $0.3 million of agency contracts with a weighted average useful life of ten years and $0.2 million of goodwill in the Human Services segment. The goodwill is expected to be deductible for tax purposes.

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

Other Acquisitions. Additionally, during the first quarter of 2012, the Company acquired selected assets of Zumbro House, Inc., which provides group home services to individuals with developmental disabilities in the Mankato, Minnesota area and Georgia Rehabilitation Institute d/b/a Walton Rehabilitation Health System, a provider of acquired brain injury services, for total cash of $0.2 million, $0.1 million of which was allocated to intangible assets.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	Families Together	SCVP	Other Acquisitions	TOTAL
Identifiable intangible assets	$2,102	$291	$89	$2,482
Property and equipment	6	5	20	31
Total identifiable net assets	2,108	296	109	2,513
Goodwill	892	154	46	1,092

During the first quarter of fiscal 2012, the Company adopted Accounting Standards Update 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires a public entity to disclose pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the fiscal year had been as of the beginning of the annual reporting period or the beginning of the comparable prior annual reporting period if showing comparative financial statements. Pro forma information for businesses acquired during the six months ended March 31, 2012 has not been included herein because the impact of the acquisitions on the Company's consolidated results of operations was not material.

7. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the six months ended March 31, 2012 are as follows:

	Human Services	Post Acute Specialty Rehabilitation Services	Total
	(In thousands)
Balance as of September 30, 2011	$167,877	$63,138	$231,015
Goodwill acquired through acquisitions	1,088	4	1,092

Balance as of March 31, 2012	$168,965	$63,142	$232,107

Intangible Assets

Intangible assets consist of the following as of March 31, 2012:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$460,175	$153,118	$307,057
Non-compete/non-solicit	3,724	961	2,763
Relationship with contracted caregivers	11,118	6,319	4,799
Trade names	3,774	1,884	1,890
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	43,957	21,737	22,220
Intellectual property	904	365	539

	$566,052	$184,384	$381,668

Intangible assets consist of the following as of September 30, 2011:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$459,044	$138,105	$320,939
Non-compete/non-solicit	2,693	664	2,029
Relationship with contracted caregivers	11,118	5,765	5,353
Trade names	3,774	1,688	2,086
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	43,636	19,532	24,104
Intellectual property	904	301	603

	$563,569	$166,055	$397,514

Amortization expense for continuing operations was $9.2 million and $8.9 million for the three months ended March 31, 2012 and 2011, respectively, and $18.3 million and $17.9 million for the six months ended March 31, 2012 and 2011, respectively. Amortization expense for discontinued operations was $0.3 million and $0.5 million for the three and six months ended March 31, 2011, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for the six months remaining in fiscal year 2012 and each of the four succeeding years and thereafter is as follows:

Year Ending September 30,
(in thousands)
2012	$18,474
2013	36,924
2014	36,249
2015	34,410
2016	32,736
Thereafter	180,475

$339,268

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

This agreement was amended and restated effective February 9, 2011 to provide for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $0.3 million of management fees and expenses for both the three months ended March 31, 2012 and 2011, and $0.6 million and $0.7 million for the six months ended March 31, 2012 and 2011, respectively. The accrued liability related to the management agreement was $0.2 million and $0.4 million at March 31, 2012 and September 30, 2011, respectively.

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

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California which have various expiration dates extending out as far as July 2016. Related party lease expense was $0.4 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively, and $0.9 million and $2.4 million for the six months ended March 31, 2012 and 2011, respectively. At the end of the three months ended December 31, 2011, the properties associated with certain of these leases were sold to an independent third party.

9. Fair Value Measurements

The Company measures and reports certain of its financial assets and liabilities on the basis of fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

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

Assets and liabilities recorded at fair value at March 31, 2012 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(6,462)	$—	$(6,462)	$—

Assets and liabilities recorded at fair value at September 30, 2011 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(6,744)	$—	$(6,744)	$—

Interest rate swap agreements. The fair value of the swap agreements was recorded in current liabilities (under Other accrued liabilities). The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.

At March 31, 2012 and September 30, 2011, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	March 31, 2012		September 30, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$240,579	$246,250	$239,773	$228,750

The fair values were estimated using quoted market prices where available, company-specific credit risk, and calculations based on market rates available. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

10. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended March 31, 2012, the Company’s effective income tax rate was a benefit of 92.1% compared to an effective tax rate benefit of 34.7% for the three months ended March 31, 2011. For the six months ended March 31, 2012, the Company’s effective income tax rate was a benefit of 67.2% compared to an effective tax rate benefit of 32.9% for the six months ended March 31, 2011. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences and net operating losses not benefited.

NMH Holdings files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2007. The Company’s reserve for uncertain income tax positions, including interest and penalties, decreased from $6.1 million at September 30, 2011 to zero at March 31, 2012 as a result of favorable settlements of audits. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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

For the three months ended March 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2012
Net revenue	$234,064	$44,765	$—	$278,829
Income (loss) from operations	18,637	4,017	(13,368)	9,286
Total assets	790,230	179,956	85,023	1,055,209
Depreciation and amortization	10,959	3,673	731	15,363
Purchases of property and equipment	4,663	2,647	485	7,795
Income (loss) from continuing operations before income taxes	1,756	932	(13,210)	(10,522)
2011
Net revenue	$221,701	$43,268	$—	$264,969
Income (loss) from operations	21,574	4,501	(15,389)	10,686
Depreciation and amortization	10,509	3,088	1,122	14,719
Purchases of property and equipment	3,079	1,574	583	5,236
Income (loss) from continuing operations before income taxes	2,640	904	(23,130)	(19,586)

For the six months ended March 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2012
Net revenue	$463,540	$89,722	$—	$553,262
Income (loss) from operations	38,697	9,115	(26,034)	21,778
Total assets	790,230	179,956	85,023	1,055,209
Depreciation and amortization	21,739	7,054	1,471	30,264
Purchases of property and equipment	8,262	4,372	1,545	14,179
Income (loss) from continuing operations before income taxes	4,914	2,977	(25,734)	(17,843)
2011
Net revenue	$442,875	$86,567	$—	$529,442
Income (loss) from operations	41,631	9,245	(28,985)	21,891
Depreciation and amortization	21,078	6,081	2,271	29,430
Purchases of property and equipment	5,212	2,710	1,272	9,194
Income (loss) from continuing operations before income taxes	15,764	4,419	(36,326)	(16,143)

Revenue from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for 15% and 16% of the Company’s net revenue for the three months ended March 31, 2012 and 2011, respectively and 15% and 16% of the Company’s net revenue for the six months ended March 31, 2012 and 2011, respectively.

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

The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, and professional and general liability programs are based on analyses performed by management and may take into account reports by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information.

For professional and general liability, from October 1, 2010 through September 30, 2011, the Company was self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, the Company is self-insured for the first $4.0 million of each and every claim with no aggregate limit. In connection with the Merger on June 29, 2006, subject to $1.0 million per claim and up to $2.0 million in aggregate retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods.

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

During the first quarter of fiscal 2012, the Company adopted Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against related claim liabilities. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The Company adopted ASU 2010-24 prospectively and the impact of the adoption is reflected on the March 31, 2012 consolidated balance sheets. Had the Company adopted ASU 2010-24 as of September 30, 2011, current assets and current liabilities would have been $187.1 million and $148.0 million, respectively. Total assets and liabilities would have been $1,046.8 million and $1,078.0 million, respectively.

A summary of the assets and liabilities related to the Company’s insurance programs at March 31, 2012 and pro forma at September 30, 2011 are as follows:

(in thousands)	March 31,2012 (1)	September 30, 2011 (2)
Assets
Anticipated insurance recoveries
Current	$12,644	$20,872
Long term	20,658	15,110

Total Assets	$33,302	$35,982

Liabilities
Self-insured liabilities
Current	$29,722	$36,149
Long term	53,873	42,125

Total Liabilities	$83,595	$78,274

(1)	Anticipated insurance recoveries are presented in Prepaid expenses and other current assets and Other assets on the Company’s consolidated balance sheets. Self-insured liabilities are presented in Accrued payroll and related costs, Other accrued liabilities and Other long-term liabilities on the Company’s consolidated balance sheets.
(2)	Pro forma – as if the Company adopted as of September 30, 2011.

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

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 33 states. We provide residential services to approximately 11,500 clients, some of whom also receive periodic services. Approximately 16,500 clients receive periodic services from us.

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

Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Since the beginning of the recent economic downturn, our government payors in several states have responded to deteriorating revenue collections by implementing provider rate reductions, including in the states of Arizona, California, Florida, Indiana and Minnesota. In total, rate reductions implemented from October 1, 2008 through March 31, 2012 have reduced annualized revenue by approximately $14.4 million or about 1.3% of fiscal 2011 revenue. In addition, the volume of referrals to our residential programs has also been constrained in many markets as payors have sought out in-home periodic services as an alternative to more expensive residential care. The termination of the enhanced federal Medicaid funding after June 30, 2011 contributed to significant budgetary challenges that confronted state governments for fiscal 2012, which began July 1, 2011 in most states. The result is that some of our public payors have implemented, or may implement in the coming months, additional rate reductions, particularly for our I/DD services, including our largest state payor, Minnesota, which announced rate reductions of approximately 1.5% for Medicaid Waiver and ICF Services effective September 1, 2011.

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

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During the twelve months ended March 31, 2012, operating losses on new starts for programs started within the previous 18 months were $2.6 million.

Acquisitions

As of March 31, 2012, we have completed 31 acquisitions since 2006, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.

During the three months ended March 31, 2012, we acquired one company complementary to our business in the Human Services segment for $0.5 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. During the three and six months ended March 31, 2012, we derived approximately 90% of our net revenue from state, local and other government payors and approximately 10% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. Reserves are provided when estimable and probable. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

Occupancy costs represent a significant portion of our operating costs. As of March 31, 2012, we owned 396 facilities and one office, and we leased 996 facilities and 275 offices. We incur no facility costs for services provided in the home of a Mentor.

Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled 1.1% and 0.9% of our net revenue for the three months ended March 31, 2012 and 2011, respectively, and 1.1% and 1.0% of our net revenue for the six months ended March 31, 2012 and 2011, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $3.1 million and $2.5 million for the three months ended March 31, 2012 and 2011, respectively, and $6.1 million and $5.2 million for the six months ended March 31, 2012 and 2011, respectively. Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. Commencing October 1, 2010, our self-insured retentions substantially exceeded the amounts we previously had and we paid substantially higher premiums for our professional and general liability insurance. From October 1, 2010 to September 30, 2011, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, we have been self-insured for the first $4.0 million of each and every claim without an aggregate limit.

Our ability to maintain and grow our earnings in the future is dependent upon growing revenue, obtaining increases in rates and/or controlling our expenses. In fiscal 2011, 2010 and 2009, we invested in infrastructure initiatives and business process improvements, which had a net negative impact on our margin. Beginning in fiscal 2011, we also increased our investment in organic growth initiatives. During fiscal 2012 we have significantly increased our activity in this area, in both the Human Services and the SRS segments.

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

For the three months ended March 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2012
Net revenue	$234,064	$44,765	$—	$278,829
Income (loss) from operations	18,637	4,017	(13,368)	9,286
Operating margin	8.0%	9.0%	—	3.3%
2011
Net revenue	$221,701	$43,268	$—	$264,969
Income (loss) from operations	21,574	4,501	(15,389)	10,686
Operating margin	9.7%	10.4%	—	4.0%

For the six months ended March 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2012
Net revenue	$463,540	$89,722	$—	$553,262
Income (loss) from operations	38,697	9,115	(26,034)	21,778
Operating margin	8.3%	10.2%	—	3.9%
2011
Net revenue	$442,875	$86,567	$—	$529,442
Income (loss) from operations	41,631	9,245	(28,985)	21,891
Operating margin	9.4%	10.7%	—	4.1%

Three months ended March 31, 2012 compared to three months ended March 31, 2011

Consolidated revenue for the three months ended March 31, 2012 increased by $13.9 million, or 5.2%, compared to revenue for the three months ended March 31, 2011. Revenue increased $8.4 million from organic growth, including growth related to new programs and $6.4 million from acquisitions that closed during and after the three months ended March 31, 2011. The organic revenue growth was partially offset by a reduction in revenue of $0.9 million from businesses we divested during the same period and rate reductions in some states, including Arizona, Florida and Minnesota.

Consolidated income from operations decreased from $10.7 million or 4.0% of revenue, for the three months ended March 31, 2011 to $9.3 million or 3.3% of revenue, for the three months ended March 31, 2012.

Our operating margin decreased from 4.0% to 3.3%, largely reflecting increased staffing in anticipation of growth opportunities, additional staffing to strengthen quality and service and the rate cuts discussed above. We have continued spending on growth initiatives, such as new starts, especially in our Human Services segment. Within this segment, we continue to navigate a shift in market demand for models of service for at-risk youth. Many payors are emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of-home placements, including therapeutic foster care.

During the three months ended March 31, 2012, we also recorded an additional $2.2 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline, which also decreased our operating margin.

Partially offsetting the increase in operating expenses was the non-recurrence of certain expenses incurred during the three months ended March 31 2011, namely one-time bonuses, changes in our self-insured reserves and cost structure optimization efforts.

During the three months ended March 31 2011, we recorded $3.7 million related to one-time bonuses. This amount includes $2.4 million of one-time discretionary bonuses (the “discretionary recognition bonuses”) in recognition of individuals’ contributions to enabling the successful closing of our refinancing in February 2011 (the “February 2011 Refinancing”). The discretionary recognition bonuses are included in General and administrative expense in the accompanying consolidated statements of operations. We also recorded $1.3 million relating to a one-time cash bonus to direct care workers, which was paid in December 2011. This bonus is recorded in Cost of revenue in the accompanying consolidated statements of operations.

During the three months ended March 31, 2011, we recognized higher self-insurance reserves for employment practices liability claims, which resulted in an additional $1.2 million of expense. We also incurred an additional $0.6 million of costs related to our cost structure optimization efforts during the three months ended March 31, 2011.

Depreciation and amortization expense increased $0.6 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, but remained essentially constant as a percentage of revenue. The increase in depreciation and amortization expense is primarily due to an increase in leasehold improvements to our properties and acquisition of amortizable assets. Partially offsetting this increase, depreciation expense decreased as certain assets became fully depreciated.

During the three months ended March 31, 2011, we recorded $19.3 million of expenses related to the February 2011 Refinancing including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of our 11.25% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”), (ii) $7.9 million in connection with the acceleration of deferred financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on our consolidated statements of operations as Extinguishment of debt.

Also, during the three months ended March 31, 2011, we recorded a $3.0 million gain as NMH Holdings, Inc. (“NMH Holdings”) repurchased its Senior Floating Rate Toggle Notes due 2014 (the “NMH Holdings notes”) (which we had purchased on the open market at a discount) from us at a premium to the carrying value. The gain was recorded on our statements of operations as Gain from available for sale investment security.

Interest expense increased by $5.8 million from the three months ended March 31, 2011 compared with the three months ended March 31, 2012 as a result of the February 2011 Refinancing. Our weighted average debt balance increased by $139.3 million and our weighted average interest rate increased from 7.7% during the three months ended March 31, 2011 to 9.2% for the three months ended March 31, 2012.

For the three months ended March 31, 2012, our effective income tax rate was a benefit of 92.1% compared to an effective tax rate benefit of 34.7% for the three months ended March 31, 2011. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences and net operating losses not benefited. In addition, our effective tax rate for the three months ended March 31, 2012 was impacted by a reduction in our reserve for uncertain income tax positions, including interest and penalties as a result of favorable settlement of audits.

Human Services

Human Services revenue for the three months ended March 31, 2012 increased by $12.4 million, or 5.6%, compared to the three months ended March 31, 2011. Revenue increased $7.7 million from organic growth, including growth related to new programs, and $4.7 million from acquisitions that closed during and after the three months ended March 31, 2011. Modest organic growth was achieved despite the negative impact of rate reductions in some states, including Arizona, Florida and Minnesota.

Income from operations decreased from $21.6 million, or 9.7% of revenue during the three months ended March 31, 2011 to $18.6 million or 8.0% of revenue during the three months ended March 31, 2012. The decrease in our operating margin reflects increased staffing in anticipation of growth opportunities, additional staffing to strengthen quality and service and rate cuts discussed above. In addition, we have continued spending on growth initiatives, such as new starts. Within this segment, we continue to navigate a shift in market demand for models of service for at-risk youth. Many payors are emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of-home placements, including therapeutic foster care.

During the three months ended March 31, 2012, we recorded an additional $1.9 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline.

Partially offsetting the increase in operating expenses was the non-recurrence of certain expenses incurred during the three months ended March 31, 2011, namely, one-time bonuses, changes in our self-insured reserves and cost structure optimization efforts.

During the three months ended March 31, 2011, we recorded $1.3 million relating to a one-time cash bonus to direct care workers, which was paid in December 2011. This bonus is recorded in Cost of revenue in the accompanying consolidated statements of operations. In addition, during the three months ended March 31, 2011, we recognized higher self-insurance reserves for employment practices liability claims, which resulted in an additional $1.0 million of expense, and we incurred an additional $0.3 million of costs related to our cost structure optimization efforts.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the three months ended March 31, 2012 increased by $1.5 million, or 3.5%, compared to the three months ended March 31, 2011. Revenue increased $2.0 million as a result of organic growth, including growth from new programs, and $1.7 million from acquisitions that closed during and after the three months ended March 31, 2011. The organic growth was more than offset by a $1.3 million increase in sales adjustment allowances recorded during the current period related to our accounts receivable balance and a reduction in revenue of $0.9 million from businesses we divested during and after the three months ended March 31, 2011.

Income from operations decreased from $4.5 million or 10.4% of revenue during the three months ended March 31, 2011 to $4.0 million, or 9.0% of revenue during the three months ended March 31, 2012.

Our operating margin was negatively impacted as depreciation and amortization expense increased from $3.1 million, or 7.1% of revenue, to $3.7 million, or 8.2% of revenue. The increase in depreciation and amortization expense is primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets.

Corporate

Total corporate expense decreased by $2.0 million, from $15.4 million for the three months ended March 31, 2011 to $13.4 million for the three months ended March 31, 2012, as our expenses for the three months ended March 31, 2011 included certain costs which did not recur during the three months ended March 31, 2012.

During the three months ended March 31 2011, we recorded $2.4 million of discretionary recognition bonuses, which are included in General and administrative expense in the accompanying consolidated statements of operations.

In addition, during the three months ended March 31, 2011, we incurred an additional $0.4 million of costs related to our cost structure optimization efforts and depreciation and amortization expense decreased $0.4 million during the three months ended March 31, 2012 as certain assets became fully depreciated.

Six months ended March 31, 2012 compared to six months ended March 31, 2011

Consolidated revenue for the six months ended March 31, 2012 increased by $23.8 million, or 4.5%, compared to revenue for the six months ended March 31, 2011. Revenue increased $15.1 million from organic growth, including growth related to new programs and $10.5 million from acquisitions that closed during and after the six months ended March 31, 2011. The organic revenue growth was partially offset by a reduction in revenue of $1.8 million from businesses we divested during the same period and rate reductions in some states, including Arizona, Florida and Minnesota.

Consolidated income from operations decreased slightly from $21.9 million for the six months ended March 31, 2011 to $21.8 million for the six months ended March 31, 2012 and our margin decreased from 4.1% of revenue to 3.9% of revenue for the same periods.

The decrease in our operating margin reflects increased staffing in anticipation of growth opportunities, additional staffing to strengthen quality and service and rate cuts discussed above. In addition, we have continued spending on growth initiatives, such as new starts, especially in our Human Services segment. Within this segment, we continue to navigate a shift in market demand for models of service for at-risk youth. Many payors are emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of-home placements, including therapeutic foster care.

During the six months ended March 31, 2012, we also recorded an additional $3.7 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline.

Partially offsetting the increase in operating expenses was the non-recurrence of certain expenses incurred during the six months ended March 31, 2011, namely one-time bonuses, changes in our self-insured reserves and cost structure optimization efforts.

During the six months ended March 31 2011, we recorded $3.7 million related to one-time bonuses. This amount includes $2.4 million of discretionary recognition bonuses which are included in General and administrative expense in the accompanying consolidated statements of operations. We also recorded $1.3 million relating to a one-time cash bonus to direct care workers, which was paid in December 2011. This bonus is recorded in Cost of revenue in the accompanying consolidated statements of operations.

In addition, our health insurance and employment practices liability reserves decreased from the prior period. Our health insurance expense decreased by $1.8 million for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011 as a result of a change in plan design effective January 1, 2011 and a significant reduction in the number of large claims. Also, during the six months ended March 31, 2011, we recognized higher self-insurance reserves for employment practices liability claims, which resulted in an additional $1.1 million of expense during the prior period.

During the six months ended March 31, 2011, we incurred an additional $1.3 million of costs related to our cost structure optimization efforts.

Depreciation and amortization expense increased $0.8 million during the six months ended March 31, 2012 from the prior period but decreased slightly as a percent of revenue from 5.6% to 5.5% for the same periods. The increase in depreciation and amortization expense is primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets. Partially offsetting this increase, depreciation and amortization expense decreased as certain assets became fully depreciated.

During the six months ended March 31, 2011, we recorded an additional $19.3 million of expenses related to the February 2011 Refinancing including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the Senior Subordinated Notes, (ii) $7.9 million in connection with the acceleration of deferred financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on our consolidated statements of operations as Extinguishment of debt.

Also, during the six months ended March 31, 2011, we recorded a $3.0 million gain as NMH Holdings repurchased the NMH Holdings notes (which we had purchased on the open market at a discount) from us at a premium to the carrying value. The gain was recorded on our statements of operations as Gain from available for sale investment security.

Interest expense increased by $17.5 million from the six months ended March 31, 2011 compared with the six months ended March 31, 2012 as a result of the February 2011 Refinancing. Our weighted average debt balance increased by $210.6 million and our weighted average interest rate increased from 6.8% during the six months ended March 31, 2011 to 9.2% for the six months ended March 31, 2012.

For the six months ended March 31, 2012, our effective income tax rate was a benefit of 67.2% compared to an effective tax rate benefit of 32.9% for the six months ended March 31, 2011. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences and net operating losses not benefited. In addition, our effective tax rate for the six months ended March 31, 2012 was impacted by a reduction in our reserve for uncertain income tax positions, including interest and penalties, as a result of favorable settlement of audits.

Human Services

Human Services revenue for the six months ended March 31, 2012 increased by $20.7 million, or 4.7%, compared to the six months ended March 31, 2011. Revenue increased $13.4 million from organic growth, including growth related to new programs, and $7.3 million from acquisitions that closed during and after the six months ended March 31, 2011. Modest organic growth was achieved despite the negative impact of rate reductions in some states, including Arizona, Florida and Minnesota.

Income from operations decreased from $41.6 million during the six months ended March 31, 2011 to $38.7 million during the six months ended March 31, 2012 and operating margin decreased from 9.4% of revenue to 8.3% of revenue for the same periods.

The decrease in our operating margin reflects increased staffing in anticipation of growth opportunities, additional staffing to strengthen quality and service and rate cuts discussed above. In addition, we have continued spending on growth initiatives, such as new starts. Within this segment, we continue to navigate a shift in market demand for models of service for at-risk youth. Many payors are emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of-home placements, including therapeutic foster care.

During the six months ended March 31, 2012, we recorded an additional $3.3 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline.

Partially offsetting the increase in operating expenses was the non-recurrence of certain expenses incurred during the six months ended March 31, 2011, namely one-time bonuses, changes in our self-insured reserves and cost structure optimization efforts.

During the six month ended March 31, 2011, we recorded $1.3 million relating to a one-time cash bonus to direct care workers, which was paid in December 2011. This bonus is recorded in Cost of revenue in the accompanying consolidated statements of operations.

In addition, our health insurance expense and employment practices liability expense decreased from the prior period. Our health insurance expense decreased by $1.8 million for the six months ended March 31, 2012 as compared to the six months ended March 31, 2011, as a result of a change in plan design effective January 1, 2011 and a significant reduction in the number of large claims. Also, during the six months ended March 31, 2011, we recognized higher self-insurance reserves for employment practices liability claims, which resulted in an additional $0.9 million of expense during the prior period.

During the six months ended March 31, 2011, we incurred an additional $0.3 million of costs related to our cost structure optimization efforts.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the six months ended March 31, 2012 increased by $3.1 million, or 3.6%, compared to the six months ended March 31, 2011. Revenue increased $3.4 million from organic growth, including growth related to new programs, and $3.2 million related to acquisitions that closed during and after the six months ended March 31, 2011. The organic growth was more than offset by a reduction in revenue of $1.8 million from businesses we divested during the same period and a $1.7 million increase in sales adjustment allowances recorded during the current period related to our accounts receivable balance.

Income from operations decreased from $9.2 million, or 10.7% of revenue, during the six months ended March 31, 2011 to $9.1 million, or 10.2%, of revenue during the six months ended March 31, 2012.

Our operating margin was negatively impacted as depreciation and amortization expense increased from $6.1 million, or 7.0% of revenue, to $7.1 million, or 7.9% of revenue. The increase in depreciation and amortization expense is primarily due to an increase in leasehold improvements to our properties and amortizable assets resulting from acquisitions.

Partially offsetting this decrease, our operating margin was positively impacted by a decrease in our labor costs as a percentage of revenue.

Corporate

Total corporate expenses decreased by $3.0 million, from $29.0 million for the six months ended March 31, 2011 to $26.0 million for the six months ended March 31, 2012, as our expenses for the six months ended March 31, 2011 included certain costs which did not recur during the six months ended March 31, 2012.

During the six months ended March 31 2011, we recorded $2.4 million of the discretionary recognition bonuses which are included in General and administrative expense in the accompanying consolidated statements of operations.

In addition, during the six months ended March 31, 2011, we incurred an additional $1.1 million of costs related to our cost structure optimization efforts and depreciation and amortization expense decreased $0.8 million during the six months ended March 31, 2012 as certain assets became fully depreciated.

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

Operating activities

Cash flows used in operating activities was $2.2 million for the six months ended March 31, 2012 compared to cash flows provided by operating activities of $17.7 million for the six months ended March 31 2011. The decrease in cash flows was due to an increase in our working capital primarily due to an increase in our days sales outstanding to 53 days at March 31, 2012 from 48 days at September 30, 2011. Although there can be no assurance that this will be the case, we believe that a normalized level of days sales outstanding would be in the mid to high 40s. However, our days sales outstanding has increased recently primarily due to temporary inefficiencies as we centralized certain billing and accounts receivable functions and introduced a new billing and accounts receivable system in certain locations.

Our net loss for the six months ended March 31, 2011 reflects the impact of the February 2011 Refinancing, including $10.8 million attributable to the tender premium and consent fees paid in connection with the repurchase of the Senior Subordinated Notes. Net loss for the six months ended March 31, 2012 was negatively impacted by a $17.5 million increase in interest expense resulting from the February 2011 Refinancing.

Investing activities

Net cash used in investing activities was $17.3 million and $62.0 million for the six months ended March 31, 2012 and 2011, respectively.

Cash paid for property and equipment for the six months ended March 31, 2012 was $14.2 million, or 2.6% of revenue, compared to $9.2 million, or 1.7% of revenue, for the six months ended March 31, 2011. A significant portion of the increase related to cash paid for leasehold improvements and for vehicles.

During the six months ended March 31, 2012 we paid $3.6 million for four acquisitions, three in our Human Services segment and one in our SRS segment. During the six months ended March 31, 2011 we paid $3.4 million for five acquisitions, four in our Human Services segment and one in our SRS segment.

In addition, during the six months ended March 31, 2011, our restricted cash balance increased by $49.8 million primarily due to the deposit of $50.0 million in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility.

Financing activities

Net cash provided by financing activities was $21.8 million for the six months ended March 31, 2012 compared to $30.4 million of cash provided by financing activities for the six months ended March 31, 2011.

At March 31, 2012, there was $24.7 million of outstanding borrowings and $50.3 million of availability under the senior revolver, however, our leverage covenants could limit our ability to draw on the senior revolver. We expect to continue to draw on the revolver during fiscal 2012 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case. Our increased cash interest payments after the February 2011 Refinancing and our investments in our growth initiatives have reduced our free cash flow in the business.

Net cash provided by financing activities for the six months ended March 31, 2011 include the following items related to the February 2011 Refinancing:

(In millions)
Repayment of long-term debt	$(504.4)
Proceeds from the issuance of long-term debt	761.7
Dividend to Parent	(206.4)
Payments of financing costs	(15.5)

See “Debt and Financing Arrangements” below for a description of the refinancing transactions.

In addition to the refinancing related items, net cash used in financing activities for the six months ended March 31, 2011 included an earn-out payment of $3.3 million for the IFCS acquisition, which we acquired in fiscal 2009. Also during the six months ended March 31, 2011, we paid a dividend of $0.6 million to NMH Holdings, LLC (“Parent”), which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $0.6 million to NMH Investment, LLC (“NMH Investment”). NMH Investment used the proceeds of the dividend to repurchase its preferred and common equity units from certain employees upon or after their departures.

Debt and Financing Arrangements

On February 9, 2011, we completed the February 2011 Refinancing, which included entering into a senior credit agreement (the “senior credit agreement”) for senior secured credit facilities (the “senior secured credit facilities”) and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”). We used the net proceeds from the senior secured credit facilities ($520.9 million) and the senior notes ($238.7 million), together with cash on hand, to: (i) repay all amounts owing under our old senior secured credit facilities and our mortgage facility; (ii) purchase $171.9 million of our senior subordinated notes; (iii) pay $9.6 million to NMH Holdings related to a tax sharing arrangement; (iv) declare a $219.7 million dividend to Parent, which in turn made a distribution to NMH Holdings, which used $206.4 million cash proceeds of the distribution to repurchase $210.9 million aggregate principal amount of the NMH Holdings notes at a premium (v) repurchase an additional $13.3 million principal amount of NMH Holdings notes we held as an investment and (vi) pay related fees and expenses.

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

Term loan

The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on our leverage ratio, if we generate certain levels of cash flow, sell certain assets or incur other indebtedness, subject to certain exceptions. We are required to repay the term loan portion of the senior credit facilities in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity. The variable interest rate on the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. At March 31, 2012, the variable interest rate on the term loan was 7.0%.

Senior revolver

We had $24.7 million of borrowings and $50.3 million of availability under the senior revolver at March 31, 2012 and had $37.2 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rates for any borrowings under the senior revolver are the same as outlined for the term loan.

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

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of March 31, 2012. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter a consolidated leverage ratio of not more than 7.25 to 1.00. This consolidated leverage ratio will step down over time, starting on December 31, 2012 when we will be required to maintain a leverage ratio of not more than 6.75 to 1.00. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter a consolidated interest coverage ratio. This ratio increased to 1.35 to 1.00 at March 31, 2012 and will continue to step up over time. The next step up is on September 30, 2012 when we will be required to maintain an interest coverage ratio of 1.40 to 1.00. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.

As of March 31, 2012, our consolidated leverage ratio was 6.63 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.55 to 1.00, as calculated in accordance with the senior credit agreement. As of March 31, 2012, total debt, net of cash and cash equivalents, was $755.9 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.

Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the credit agreement, to net loss for the most recently completed four fiscal quarters ended March 31, 2012:

(In thousands)
Net loss	$(28,988)
Loss from discontinued operations, net of tax	4,854
Benefit for income taxes	(21,107)
Interest income	(220)
Interest expense	79,203
Depreciation and amortization	62,735
Non-cash impairment charge	5,993
Stock-based compensation	3,834
Restructuring expense	1,691
Management fee of related party	1,226
Lease termination fee	713
Acquisition costs	(511)
Claims made insurance liability	375
Loss on disposal of assets	87
Franchise taxes, transaction fees, costs, and expenses	5
Acquired EBITDA	1,540
Operating losses from new starts	2,578

Consolidated adjusted EBITDA per the senior credit agreement	$114,008

Set forth below is an annualized calculation of consolidated interest expense as of March 31, 2012, as calculated under the credit agreement:

(In thousands)
Senior term loan	$37,575
Senior subordinated notes	31,317
Interest rate swap agreements	3,239
Unused line of credit	969
Capital leases	616
Standby letters of credit	93
Interest income	(220)

Consolidated interest expense per the senior credit agreement	$73,589

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of March 31, 2012:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations(1)	$1,175,591	98,348	146,168	638,106	292,969
Operating lease obligations(2)	154,591	40,168	55,634	31,261	27,528
Capital lease obligations	9,063	443	1,014	1,209	6,397
Standby letters of credit	37,178	37,178	—	—	—

Total obligations and commitments	$1,376,423	$176,137	$202,816	$670,576	$326,894

(1)	Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at March 31, 2012.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

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

As of March 31, 2012, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report, except for the adoption of ASU 2010-24 during the first quarter of fiscal 2012. This adoption clarifies that companies should not net insurance recoveries against related claim liabilities and the amount of the claim liability should be determined without consideration of insurance recoveries. This adoption did not impact our results of operations or cash flows for the three and six months ended March 31, 2012. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of March 31, 2012.

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

As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $549.4 million outstanding to $149.4 million outstanding as of March 31, 2012. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense on the floating rate debt by approximately $1.5 million per annum.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officers) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2012, we continued to transition certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

During the quarter ended March 31, 2012, we transitioned certain field general ledger functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years.

Except for the continuing centralization and optimization of our billing and accounts receivable process and related system, as well as the centralization of certain general ledger functions, during the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a significant amount of indebtedness and substantial leverage. As of March 31, 2012, we had total indebtedness of $808.5 million. During six months ended March 31 2012, we incurred net borrowings of $24.7 million under our senior revolver and we expect to continue to draw on the revolver during fiscal 2012. As we make new investments in organic growth and meet increased cash principal and interest payments compared with fiscal 2011, we will have less free cash flow in the business. Interest on our indebtedness is payable entirely in cash. Our annualized interest expense as of March 31, 2012, as calculated in accordance with the credit agreement, was $73.6 million as compared to $43.2 million at September 30, 2010.

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

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three and six months ended March 31, 2012, our aggregate rental payments for these leases, including taxes and operating expenses, were $11.5 million and $23.6 million, respectively. These obligations could further increase the risks described above.

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

The senior credit agreement governing the senior secured credit facilities also requires the Company and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests, which over time will become more demanding. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will meet those tests. The breach of any of these covenants or financial ratios could result in a default under the senior secured credit facilities and the lenders could elect to declare all amounts borrowed there under, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

We are required to maintain at the end of each fiscal quarter a consolidated leverage ratio of not more than 7.25 to 1.00. This leverage ratio will step down over time, starting on December 31, 2012 when we will be required to maintain a leverage ratio of not more than 6.75 to 1.00.

We are also required to maintain at the end of each fiscal quarter a consolidated interest coverage ratio. This ratio increased to 1.35 to 1.00 at March 31, 2012 and will continue to step up over time. The next step up is on September 30, 2012 when we will be required to maintain an interest coverage ratio of 1.40 to 1.00.

As of March 31, 2012, our consolidated leverage ratio was 6.63 to 1.00 and our consolidated interest coverage ratio was 1.55 to 1.00.

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

In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require an investment in advance of revenue. For example, states such as California and New Jersey are in the process of closing institutions and their former residents will need care in community-based settings such as ours, and many payors are now seeking in-home periodic services as an alternative to residential care, especially for at-risk youth who otherwise would be placed in foster care. In fiscal 2011, we began increasing the amount spent on growth initiatives, such as new starts, and we have continued this increased level of spending during fiscal 2012. If we fail to identify the evolving needs of our payors and respond with service offerings that meet their fiscal and programmatic requirements, we may not realize the anticipated benefits of our investments and the results of our operations may suffer.

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

Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages or the need to increase wages to retain staff, health care costs and other personnel costs, and adverse changes in client service models. We typically cannot recover our increased labor costs from payors and must absorb them ourselves. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant. In addition, The Patient Protection and Affordable Care Act imposed new mandates on employers beginning in January 2011 and will continue to impose new mandates through 2014, if it is upheld by the Supreme Court. Given the composition of our workforce, these mandates could materially increase our costs, if the law survives court and political challenges.

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

As of March 31, 2012, we had $549.4 million of floating rate debt outstanding before giving effect to the interest rate swap agreement. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $149.4 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.5 million per annum. If interest rates increase dramatically, we could be unable to service our debt.

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

For the six months ended March 31, 2012, 15% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% applicable for Medicaid Waiver services took effect in Minnesota on July 1, 2009 and, more recently, the state implemented a 1.5% rate cut for both Medicaid Waiver and ICF Services effective September 1, 2011. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

A portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 58.2% and 62.2% of the total assets on our consolidated balance sheets as of March 31, 2012 and September 30, 2011, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

No equity securities of the Company were sold during the three months ended March 31, 2012; however, the Company’s indirect parent, NMH Investment, did grant equity securities during this period for no cost.

The following table sets forth the number of units of common equity of NMH Investment issued during the quarter ended March 31, 2012 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were issued under Rule 701 promulgated under the Securities Act of 1933.

Date	Title of Securities	Amount	Purchasers	Consideration
January 25, 2012	Class F Common Units	198,024	Certain employees	$—

Repurchases of Equity Securities

No equity securities of the Company were repurchased during the three months ended March 31, 2012.

The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended March 31, 2012:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (January 1, 2012 through January 31, 2012)	4,800.00 A Units 13,475.00 B Units 14,140.00 C Units 14,980.00 D Units 130,439.00 F Units	$ $ $ $ $	10.00 0.05 0.03 0.01 0.00	— — — — —	N/A N/A N/A N/A N/A

Month #2 (February 1, 2012 through February 29, 2012)	— A Units — B Units — C Units — D Units — F Units		— — — — —	— — — — —	N/A N/A N/A N/A N/A

Month #3 (March 1, 2012 through March 31, 2012)	— A Units — B Units — C Units — D Units — F Units		— — — — —	— — — — —	N/A N/A N/A N/A N/A

The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended March 31, 2012. NMH Investment purchased all of the units listed in the table from eight of its employees after their departures.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.

May 15, 2012	By:	/s/ Denis M. Holler
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