Form 10-Q
period 2012-06-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2012-08-14
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index

National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$—	$263
Restricted cash	860	936
Accounts receivable, net	150,630	134,071
Deferred tax assets, net	18,160	20,956
Prepaid expenses and other current assets	22,765	9,969

Total current assets	192,415	166,195
Property and equipment, net	151,085	146,256
Intangible assets, net	374,255	397,514
Goodwill	232,794	231,015
Restricted cash	50,000	50,000
Other assets	43,002	19,870

Total assets	$1,043,551	$1,010,850

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$28,762	$27,059
Accrued payroll and related costs	59,350	74,968
Other accrued liabilities	57,215	46,528
Obligations under capital lease, current	450	312
Current portion of long-term debt	8,800	5,300

Total current liabilities	154,577	154,167
Other long-term liabilities	68,972	15,536
Deferred tax liabilities, net	97,939	111,066
Obligations under capital lease, less current portion	8,503	6,462
Long-term debt, less current portion	752,985	754,742
Commitments and contingencies
SHAREHOLDER’S EQUITY
Shareholders’ equity:
Common stock	—	—
Additional paid-in capital	33,525	33,098
Accumulated other comprehensive loss	(3,626)	(4,017)
Accumulated deficit	(69,324)	(60,204)

Total shareholder’s equity	(39,425)	(31,123)

Total liabilities and shareholder’s equity	$1,043,551	$1,010,850

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net revenue	$285,348	$269,701	$838,610	$799,143
Cost of revenue (exclusive of depreciation expense shown below)	221,423	208,254	653,433	617,335
Operating expenses:
General and administrative	35,837	36,423	105,047	105,465
Depreciation and amortization	15,393	16,518	45,657	45,948

Total operating expenses	51,230	52,941	150,704	151,413

Income from operations	12,695	8,506	34,473	30,395
Other income (expense):
Management fee of related party	(314)	(297)	(924)	(952)
Other income (expense), net	(181)	48	374	533
Extinguishment of debt	—	—	—	(19,278)
Gain from available for sale investment security	—	—	—	3,018
Interest income	53	11	261	22
Interest income from related party	—	—	—	684
Interest expense	(19,799)	(19,660)	(59,574)	(41,950)

Loss from continuing operations before income taxes	(7,546)	(11,392)	(25,390)	(27,528)
Benefit for income taxes	(4,466)	(3,178)	(16,459)	(8,489)

Loss from continuing operations	(3,080)	(8,214)	(8,931)	(19,039)
Income (loss) from discontinued operations, net of tax	100	(115)	(189)	(583)

Net loss	$(2,980)	$(8,329)	$(9,120)	$(19,622)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended June 30,
	2012	2011
	(unaudited)
Operating activities
Net loss	$(9,120)	$(19,622)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts receivable allowances	9,878	8,352
Depreciation and amortization of property and equipment	18,082	17,546
Amortization of other intangible assets	27,577	29,286
Amortization of original issue discount and initial purchasers discount	2,218	1,183
Amortization and write-off of financing costs	1,796	9,927
Accretion of investment in related party debt securities	—	(325)
Stock-based compensation	502	3,509
Deferred income taxes	(10,596)	(9,410)
Gain from available for sale investment security	—	(3,018)
Loss (gain) on disposal of assets	137	(148)
Change in the fair value of contingent consideration	—	(1,745)
Non-cash impairment charge	94	20
Non-cash interest income from related party	—	(359)
Changes in operating assets and liabilities:
Accounts receivable	(26,707)	(6,349)
Other assets	(2,312)	2,416
Accounts payable	2,114	(1,262)
Accrued payroll and related costs	(200)	6,979
Other accrued liabilities	14,658	4,840
Other long-term liabilities	(620)	992

Net cash provided by operating activities	27,501	42,812
Investing activities
Cash paid for acquisitions, net of cash received	(6,244)	(12,678)
Purchases of property and equipment	(21,714)	(14,633)
Changes in restricted cash	76	(49,916)
Proceeds from sale of assets	1,018	753

Net cash used in investing activities	(26,864)	(76,474)
Financing activities
Repayments of long-term debt	(3,975)	(506,689)
Issuance of long term debt, net of original issue discount	—	761,667
Proceeds from borrowings under senior revolver	494,100	—
Repayments of borrowings under senior revolver	(490,600)	—
Repayments of capital lease obligations	(291)	(169)
Cash paid for contingent consideration	—	(4,930)
Dividend to parent	(75)	(207,855)
Payments of financing costs	(59)	(14,233)

Net cash (used in) provided by financing activities	(900)	27,791
Net increase (decrease) in cash and cash equivalents	(263)	(5,871)
Cash and cash equivalents at beginning of period	263	26,448

Cash and cash equivalents at end of period	$—	$20,577

Supplemental disclosure of cash flow information
Cash paid for interest	$36,798	$31,291
Cash paid for income taxes	$731	$865
Supplemental disclosure of non-cash investing activities:
Accrued property, plant and equipment	$1,083	$614
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$2,434	$5,302

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 33 states. The Company provides residential services to approximately 11,600 clients, some of whom also receive periodic services. Approximately 16,700 clients receive periodic services from the Company.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2012 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Intangibles-Goodwill and Other - In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350, to provide an option to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinitely-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company does not expect the adoption of this standard to have a material impact to its financial statements.

Recently Adopted

Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires a public entity to disclose pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the fiscal year had been as of the beginning of the annual reporting period or the beginning of the comparable prior annual reporting period if showing comparative financial statements. ASU 2010-29 was adopted during the first quarter of fiscal 2012. Pro forma information for businesses acquired during the nine months ended June 30, 2012 has not been included herein because the impact of the acquisitions on the Company’s consolidated results of operations was not material.

During the first quarter of fiscal 2012, the Company adopted Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against related claim liabilities. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The Company adopted ASU 2010-24 prospectively and the impact of the adoption is reflected on the June 30, 2012 consolidated balance sheets.

3. Comprehensive Loss

The components of comprehensive loss and related tax effects are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net loss	$(2,980)	$(8,329)	$(9,120)	$(19,622)
(Increase) decrease in unrealized loss on derivatives net of taxes of $151 and $(1,476) for the three months ended June 30, 2012 and 2011, respectively and $265 and $(1,476) for the nine months ended June 30, 2012 and 2011 respectively.	223	(2,175)	391	(2,175)
Decrease in unrealized gain on available-for-sale debt securities net of taxes of $(390) for the nine months ended June 30, 2011.	—	—	—	(575)

Comprehensive loss	$(2,757)	$(10,504)	$(8,729)	$(22,372)

4. Long-Term Debt

The Company’s long-term debt consists of the following:

(in thousands)	June 30, 2012	September 30, 2011
Term loan, principal and interest due in quarterly installments through February 9, 2017	$523,375	$527,350
Original issue discount on term loan, net of accumulated amortization	(6,072)	(7,081)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	250,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(9,018)	(10,227)
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	3,500	—

	761,785	760,042
Less current portion	8,800	5,300

Long-term debt	$752,985	$754,742

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

In connection with the February 2011 Refinancing, the Company incurred $19.3 million of expenses, including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of its 11.25% Senior Subordinated Notes due 2014 (the “Senior Subordinated Notes”), (ii) $7.9 million in connection with the acceleration of deferred financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses were recorded on the Company’s fiscal 2011 consolidated statements of operations as Extinguishment of debt.

Term loan

The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes an annual provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The Company was not required to make such a prepayment of its term loan during fiscal 2011. The variable interest rate on the term loan is equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at the Company’s option. At June 30, 2012, the variable interest rate on the term loan was 7.0%.

Senior revolver

During the nine months ended June 30, 2012, the Company drew $494.1 million under the senior revolver and repaid $490.6 million during the period. At June 30, 2012, the Company had $3.5 million of outstanding borrowings under the senior revolver and $71.5 million of availability under the senior revolver. The Company had $38.4 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. The interest rates for any borrowings under the senior revolver are the same as the term loan.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” The outstanding borrowings at June 30, 2012 were borrowed under the swingline, which have maturities less than one year, and are reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

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

Derivatives

The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011, maturing on September 30, 2014. The Company entered into this interest rate swap to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.5% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under the Company’s term loan, this swap effectively fixes the Company’s cost of borrowing for $400.0 million of the term loan at 7.8% per annum for the term of the swap.

The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $6.1 million or $3.6 million after taxes at June 30, 2012 and $6.7 million or $4.0 million after taxes at September 30, 2011. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The entire change in fair market value is recorded in shareholder’s equity, net of tax, on the consolidated balance sheets as accumulated other comprehensive loss.

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

During the nine months ended June 30, 2012, the Company separately acquired five companies complementary to its business for $6.2 million.

Copper Family Community Care, Inc. On April 5, 2012, the Company acquired the assets of Copper Family Community Care, Inc. (“Copper Family”) for $2.6 million. Copper Family is located in Wisconsin and provides group home services and related services to individuals with developmental disabilities. As a result of the acquisition, the Company recorded $0.7 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.1 million of tangible assets and $1.8 million of intangible assets which included $1.4 million of agency contracts with a weighted average useful life of eleven years and $0.4 million of licenses and permits with a weighted average useful life of ten years.

SCVP, Inc. On March 26, 2012, the Company acquired the assets of SCVP, Inc. (“SCVP”) for $0.4 million. SCVP is located in Oregon and provides day program services and related services to individuals with developmental disabilities. The Company acquired $0.3 million of agency contracts with a weighted average useful life of ten years and $0.1 million of goodwill in the Human Services segment. The goodwill is expected to be deductible for tax purposes.

Families Together, Inc. On November 30, 2011, the Company acquired the assets of Families Together, Inc. (“Families Together”) for $3.0 million. Families Together is located in North Carolina and provides intensive in-home services, day treatment, case management, outpatient therapy and similar periodic services to children and their families. As a result of this acquisition, the Company recorded $0.9 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $2.1 million of intangible assets which included $1.0 million of non-compete agreement with a useful life of five years, $0.8 million of agency contracts with a weighted average useful life of eleven years, and $0.3 million of licenses and permits with a weighted average useful life of ten years.

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

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	Copper Family	Families Together	SCVP	Other Acquisitions	TOTAL
Identifiable intangible assets	$1,836	$2,102	$291	$89	$4,318
Property and equipment	120	6	5	20	151

Total identifiable net assets	1,956	2,108	296	109	4,469
Goodwill	687	892	154	46	1,779

7. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the nine months ended June 30, 2012 are as follows:

	Human Services	Post Acute Specialty Rehabilitation Services	Total
	(In thousands)
Balance as of September 30, 2011	$167,877	$63,138	$231,015
Goodwill acquired through acquisitions	1,775	4	1,779

Balance as of June 30, 2012	$169,652	$63,142	$232,794

Intangible Assets

Intangible assets consist of the following as of June 30, 2012:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$461,607	$160,668	$300,939
Non-compete/non-solicit	3,762	1,137	2,625
Relationship with contracted caregivers	11,118	6,596	4,522
Trade names	3,774	1,982	1,792
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	44,322	22,852	21,470
Intellectual property	904	397	507

	$567,887	$193,632	$374,255

Intangible assets consist of the following as of September 30, 2011:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$459,044	$138,105	$320,939
Non-compete/non-solicit	2,693	664	2,029
Relationship with contracted caregivers	11,118	5,765	5,353
Trade names	3,774	1,688	2,086
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	43,636	19,532	24,104
Intellectual property	904	301	603

	$563,569	$166,055	$397,514

Amortization expense for continuing operations was $9.2 million and $10.7 million for the three months ended June 30, 2012 and 2011, respectively, and $27.6 million and $28.5 million for the nine months ended June 30, 2012 and 2011, respectively. Amortization expense for discontinued operations was $0.3 million and $0.8 million for the three and nine months ended June 30, 2011, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for the three months remaining in fiscal year 2012 and each of the four succeeding years and thereafter is as follows:

Year Ending September 30,
(in thousands)
2012	$9,250
2013	36,924
2014	36,246
2015	34,402
2016	32,740
Thereafter	182,293

$331,855

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

This agreement was amended and restated effective February 9, 2011 to provide for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $0.3 million of management fees and expenses for both the three months ended June 30, 2012 and 2011, and $0.9 million and $1.0 million for the nine months ended June 30, 2012 and 2011, respectively. The accrued liability related to the management agreement was $0.3 million and $0.4 million at June 30, 2012 and September 30, 2011, respectively.

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

The Company engaged Duff & Phelps, LLC as a financial advisor in connection with the refinancing transactions described in note 4, including the repurchase of the NMH Holdings notes, and related matters. According to public filings, at the time of this transaction Vestar owns 12.4% of the Class A common stock of Duff & Phelps Corporation, the parent company of Duff & Phelps, LLC, and one of Vestar’s principals serves on the Board of Directors of Duff & Phelps Corporation but was not personally involved in this engagement. This engagement resulted in fees of approximately $0.2 million during the nine months ended June 30, 2011 and was approved by the Company’s Board of Directors, with the Vestar members abstaining from voting.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California which have various expiration dates extending out as far as July 2016. Related party lease expense was $0.4 million and $1.2 million for the three months ended June 30, 2012 and 2011, respectively, and $1.3 million and $3.7 million for the nine months ended June 30, 2012 and 2011, respectively.

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

Assets and liabilities recorded at fair value at June 30, 2012 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(6,088)	$—	$(6,088)	$—

Assets and liabilities recorded at fair value at September 30, 2011 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(6,744)	$—	$(6,744)	$—

Interest rate swap agreements. The fair value of the swap agreements was recorded in current liabilities (under Other accrued liabilities) in the Company’s consolidated balance sheets. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.

At June 30, 2012 and September 30, 2011, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	June 30, 2012		September 30, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$240,982	$242,500	$239,773	$228,750

The fair values were estimated using calculations based on quoted market prices when available and company – specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

10. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended June 30, 2012, the Company’s effective income tax rate was a benefit of 59.2% compared to an effective tax rate benefit of 27.9% for the three months ended June 30, 2011. For the nine months ended June 30, 2012, the Company’s effective income tax rate was a benefit of 64.8% compared to an effective tax rate benefit of 30.8% for the nine months ended June 30, 2011. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences, net operating losses not benefited, and uncertain tax positions.

NMH Holdings files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2009. The Company’s reserve for uncertain income tax positions, including interest and penalties, decreased from $6.1 million at September 30, 2011 to zero at June 30, 2012 as a result of favorable settlements of audits. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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

For the three months ended June 30,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2012
Net revenue	$238,340	$47,008	$—	$285,348
Income (loss) from operations	20,550	5,699	(13,554)	12,695
Total assets	785,422	175,644	82,485	1,043,551
Depreciation and amortization	11,050	3,644	699	15,393
Purchases of property and equipment	4,324	2,949	262	7,535
Income (loss) from continuing operations before income taxes	3,679	2,521	(13,746)	(7,546)
2011
Net revenue	$225,919	$43,782	$—	$269,701
Income (loss) from operations	19,727	4,878	(16,099)	8,506
Depreciation and amortization	12,442	3,134	942	16,518
Purchases of property and equipment	3,157	1,969	313	5,439
Income (loss) from continuing operations before income taxes	3,069	1,755	(16,216)	(11,392)

For the nine months ended June 30,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2012
Net revenue	$701,880	$136,730	$—	$838,610
Income (loss) from operations	59,247	14,814	(39,588)	34,473
Total assets	785,422	175,644	82,485	1,043,551
Depreciation and amortization	32,789	10,697	2,171	45,657
Purchases of property and equipment	12,657	7,321	1,736	21,714
Income (loss) from continuing operations before income taxes	8,593	5,498	(39,481)	(25,390)
2011
Net revenue	$668,793	$130,350	$—	$799,143
Income (loss) from operations	62,608	14,123	(46,336)	30,395
Depreciation and amortization	33,520	9,215	3,213	45,948
Purchases of property and equipment	8,369	4,680	1,584	14,633
Income (loss) from continuing operations before income taxes	20,083	6,174	(53,785)	(27,528)

Revenue from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for 15% of the Company’s net revenue for the three months ended June 30, 2012 and 2011 and 15% and 16% of the Company’s net revenue for the nine months ended June 30, 2012 and 2011, respectively.

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

The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, and professional and general liability programs are based on analyses performed by management and take into account reports by independent third parties. Accruals are periodically reevaluated and increased or decreased based on new information.

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

During the first quarter of fiscal 2012, the Company adopted Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against related claim liabilities. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The Company adopted ASU 2010-24 prospectively and the impact of the adoption is reflected on the June 30, 2012 consolidated balance sheets. Had the Company adopted ASU 2010-24 as of September 30, 2011, current assets and current liabilities would have been $187.1 million and $190.3 million, respectively. Total assets and liabilities would have been $1,046.8 million and $1,120.2 million, respectively.

A summary of the assets and liabilities related to the Company’s insurance programs at June 30, 2012 and pro forma at September 30, 2011 are as follows:

(in thousands)	June 30, 2012 (1)	September 30, 2011 (2)
Assets
Anticipated insurance recoveries
Current	$12,640	$20,872
Long term	22,720	15,110

Total Assets	$35,360	$35,982

Liabilities
Self-insured liabilities
Current	$31,089	$36,149
Long term	58,562	42,125

Total Liabilities	$89,651	$78,274

(1)	Anticipated insurance recoveries are presented in Prepaid expenses and other current assets and Other assets on the Company’s consolidated balance sheets. Self-insured liabilities are presented in Accrued payroll and related costs, Other accrued liabilities and Other long-term liabilities on the Company’s consolidated balance sheets.
(2)	Pro forma – as if the Company adopted as of September 30, 2011.

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

13. Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. Except as disclosed below, the Company did not have any other material subsequent events that impacted its financial statements or disclosures.

On August 13, 2012, NMH Investment, LLC (“NMH Investment”), the Company’s indirect parent, approved a third amendment to the Amended and Restated 2006 Unit Plan. The approved amendment authorizes the issuance of two new classes of non-voting equity units of NMH Investment of up to 130,000 Class G Common Units and up to 1,200,000 Class H Common Units. Also on August 13, 2012, NMH Investment approved the grants of 130,000 Class G Common Units and 1,000,000 Class H Common Units to certain members of the Company’s management as equity-based compensation.

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

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 33 states. We provide residential services to approximately 11,600 clients, some of whom also receive periodic services. Approximately 16,700 clients receive periodic services from us.

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

Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Since the beginning of the recent economic downturn, our government payors in several states have responded to deteriorating revenue collections by implementing provider rate reductions, including in the states of Arizona, California, Florida, Indiana and Minnesota. In total, rate reductions implemented from October 1, 2008 through June 30, 2012 have reduced annualized revenue by approximately $12.0 million or about 1.5% of fiscal 2011 revenue. In addition, during this period, the volume of referrals to our residential programs has also been constrained in many markets as payors have sought out in-home periodic services as an alternative to more expensive residential care.

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

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to incur and fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During the twelve months ended June 30, 2012, operating losses on new starts for programs started within the previous 18 months were $4.3 million.

Acquisitions

As of June 30, 2012, we have completed 32 acquisitions since 2006, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.

During the three months ended June 30, 2012, we acquired one company complementary to our business in the Human Services segment for $2.6 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. During the three and nine months ended June 30, 2012, we derived approximately 90% of our net revenue from state, local and other government payors and approximately 10% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. Reserves are provided when estimable and probable. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

Occupancy costs represent a significant portion of our operating costs. As of June 30, 2012, we owned 394 facilities and one office, and we leased 1,005 facilities and 276 offices. We incur no facility costs for services provided in the home of a Mentor.

Expenses incurred in connection with liability insurance and third-party claims for professional and general liability totaled 1.1% and 0.9% of our net revenue for the three months ended June 30, 2012 and 2011, respectively, and 1.1% and 1.0% of our net revenue for the nine months ended June 30, 2012 and 2011, respectively. We have incurred professional and general liability claims and insurance expense for professional and general liability of $3.1 million and $2.5 million for the three months ended June 30, 2012 and 2011, respectively, and $9.2 million and $7.7 million for the nine months ended June 30, 2012 and 2011, respectively. Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. Commencing October 1, 2010, our self-insured retentions substantially exceeded the amounts we previously had and we paid substantially higher premiums for our professional and general liability insurance. From October 1, 2010 to September 30, 2011, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, we have been self-insured for the first $4.0 million of each and every claim without an aggregate limit.

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

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

For the three months ended June 30,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2012
Net revenue	$238,340	$47,008	$—	$285,348
Income (loss) from operations	20,550	5,699	(13,554)	12,695
Operating margin	8.6%	12.1%	—	4.4%
2011
Net revenue	$225,919	$43,782	$—	$269,701
Income (loss) from operations	19,727	4,878	(16,099)	8,506
Operating margin	8.7%	11.1%	—	3.2%

For the nine months ended June 30,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2012
Net revenue	$701,880	$136,730	$—	$838,610
Income (loss) from operations	59,247	14,814	(39,588)	34,473
Operating margin	8.4%	10.8%	—	4.1%
2011
Net revenue	$668,793	$130,350	$—	$799,143
Income (loss) from operations	62,608	14,123	(46,336)	30,395
Operating margin	9.4%	10.8%	—	3.8%

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Consolidated revenue for the three months ended June 30, 2012 increased by $15.6 million, or 5.8%, compared to revenue for the three months ended June 30, 2011. Revenue increased $10.0 million from organic growth, including growth related to new programs and $6.7 million from acquisitions that closed during and after the three months ended June 30, 2011. The organic revenue growth was partially offset by a reduction in revenue of $1.1 million from businesses we divested during the same period and rate reductions in some states, including Arizona, Florida and Minnesota.

Consolidated income from operations increased from $8.5 million or 3.2% of revenue, for the three months ended June 30, 2011 to $12.7 million or 4.4% of revenue, for the three months ended June 30, 2012.

Our operating margin increased from 3.2% to 4.4%, largely due to the non-recurrence of certain expenses incurred during the three months ended June 30, 2011, namely accelerated stock-based compensation expense, cost structure optimization efforts, a lease termination fee and a non-cash impairment charge on certain long-lived assets.

The company recorded $3.2 million of additional stock based compensation expense during the three months ended June 30, 2011 compared to the three months ended June 30, 2012. During the three months ended June 30, 2011, the Company issued additional equity units of NMH Investment to members of management and accelerated the vesting of previously outstanding units. The stock-based compensation expense is included in General and administrative expenses in the accompanying consolidated statements of operations.

We also recorded $1.3 million relating to a one-time cash bonus to direct care workers, which was paid in December 2011. This bonus is recorded in Cost of revenue in the accompanying consolidated statements of operations.

During the three months ended June 30, 2011, we incurred an additional $0.5 million of expense related to a restructuring of certain corporate and field functions, primarily recorded in the Corporate segment. In addition, we recorded $0.7 million of expense related to a lease termination fee associated with the closing of an underperforming program in the Human Services segment.

Depreciation and amortization expense decreased by $1.1 million during the three months ended June 30, 2012 primarily due to the write-off of underperforming assets in the prior period. During the assessment of long-lived assets that was performing during the three months ended June 30, 2011, we determined that certain of our agency contracts and licenses and permits in the Human Services segment were impaired. As a result, we recorded a non-cash impairment charge of $1.7 million which reduced the carrying amount of these long-lived assets to their fair value of zero as of June 30, 2011.

The increase in income was partially offset by the increased staffing in anticipation of growth opportunities, additional staffing to strengthen quality and service and rate reductions noted above. We have continued spending on growth initiatives, such as new starts, especially in our Human Services segment. Within this segment, we continue to navigate a shift in market demand for models of service for at-risk youth. Many payors are emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of home placements, including therapeutic foster care.

During the three months ended June 30, 2012, we also incurred an additional $1.0 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline.

For the three months ended June 30, 2012, our effective income tax rate was a benefit of 59.2% compared to an effective tax rate benefit of 27.9% for the three months ended June 30, 2011. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences and net operating losses not benefited.

Human Services

Human Services revenue for the three months ended June 30, 2012 increased by $12.4 million, or 5.5%, compared to the three months ended June 30, 2011. Revenue increased $7.5 million from organic growth, including growth related to new programs, and $5.2 million from acquisitions that closed during and after the three months ended June 30, 2011. The organic revenue growth was partially offset by a reduction in revenue of $0.3 million from businesses we divested during the same period. Modest organic growth was achieved despite the negative impact of rate reductions in some states, including Arizona, Florida and Minnesota.

Income from operations increased from $19.7 million, or 8.7% of revenue during the three months ended June 30, 2011 to $20.6 million or 8.6% of revenue during the three months ended June 30, 2012. Income from operations increased primarily due to the non-recurrence of certain expenses incurred during the three months ended June 30, 2011, namely, $0.7 million of expense related to a lease termination fee associated with the closing of an underperforming program and a non-cash impairment charge of $1.7 million related to the write-off of underperforming assets.

Operating margin for the three months ended June 30, 2012 slightly decreased from the operating margin for the three months ended June 30, 2011. The decrease in operating margin reflects the increased staffing in anticipation of growth opportunities, additional staffing to strengthen quality and service. Within this segment, we continue to navigate a shift in market demand for models of service for at-risk youth. Many payors are emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of-home placements, including therapeutic foster care.

During the three months ended June 30, 2012, we recorded an additional $1.0 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline. As noted above, as we continue to put a focus on the non-residential periodic support and vocational services, we expect to see a continued increase in travel and transportation expense as these service models are more transportation dependent.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the three months ended June 30, 2012 increased by $3.2 million, or 7.4%, compared to the three months ended June 30, 2011. Revenue increased $2.4 million as a result of organic growth, including growth from new programs, and $1.5 million from acquisitions that closed during and after the three months ended June 30, 2011. The organic growth was offset by a reduction in revenue of $0.7 million from businesses we divested during and after the three months ended June 30, 2011.

Income from operations increased from $4.9 million or 11.1% of revenue during the three months ended June 30, 2011 to $5.7 million, or 12.1% of revenue during the three months ended June 30, 2012 primarily due to the increase in revenue noted above.

Corporate

Total corporate expense decreased by $2.5 million, from $16.1 million for the three months ended June 30, 2011 to $13.6 million for the three months ended June 30, 2012, as our expenses for the three months ended June 30, 2011 included certain costs which did not recur during the three months ended June 30, 2012.

During the three months ended June 30 2011, we recorded $3.2 million of additional stock-based compensation expense compared to the three months ended June 30, 2012.

Nine months ended June 30, 2012 compared to nine months ended June 30, 2011

Consolidated revenue for the nine months ended June 30, 2012 increased by $39.5 million, or 4.9%, compared to revenue for the nine months ended June 30, 2011. Revenue increased $26.1 million from organic growth, including growth related to new programs and $16.7 million from acquisitions that closed during and after the nine months ended June 30, 2011. The organic revenue growth was partially offset by a reduction in revenue of $3.3 million from businesses we divested during the same period and rate reductions in some states, including Arizona, Florida and Minnesota.

Consolidated income from operations increased from $30.4 million for the nine months ended June 30, 2011 to $34.5 million for the nine months ended June 30, 2012 and our margin increased from 3.8% of revenue to 4.1% of revenue for the same periods.

The increase in our operating margin is due to the non-recurrence of certain expenses incurred during the nine months ended June 30, 2011, namely accelerated stock-based compensation expense, one-time bonuses, change in our self-insurance plan design, cost structure optimization efforts, lease termination fee and an impairment charge to long-lived assets.

The company recorded $3.0 million of additional stock based compensation expense during the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2012. The company issued additional equity units of NMH Investment to members of management and accelerated the vesting of previously outstanding units. The stock-based compensation expense is included in General and administrative expenses in the accompanying consolidated statements of operations.

During the nine months ended June 30, 2011, we recorded $4.9 million related to one-time bonuses. This amount includes $2.4 million of discretionary recognition bonuses which are included in General and administrative expense in the accompanying consolidated statements of operations. We also recorded $2.5 million relating to a one-time cash bonus to direct care workers, which was paid in December 2011. This bonus is recorded in Cost of revenue in the accompanying consolidated statements of operations.

In addition, our health insurance and employment practices liability reserves decreased from the prior period. Our health insurance expense decreased for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011 as a result of a change in plan design effective January 1, 2011 and a significant reduction in the number of large claims. Also, during the nine months ended June 30, 2011, we recognized higher self-insurance reserves for employment practices liability claims, which resulted in an additional $1.0 million of expense during the prior period.

During the nine months ended June 30, 2011, we incurred an additional $1.8 million of costs related to our cost structure optimization efforts, primarily recorded in the Corporate Segment

Also, during the nine months ended June 30, 2011, we recorded $0.7 million of expense related to a lease termination fee associated with the closing of an underperforming program in the Human Services Segment.

The non-recurring expenses as noted above were partially offset by the increased staffing to strengthen quality and service and rate cuts mentions above. In addition, we have continued spending on growth initiatives, such as new starts, especially in our Human Services segment. Within this segment, we continue to navigate a shift in market demand for models of service for at-risk youth. Many payors are emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of-home placements, including therapeutic foster care.

During the nine months ended June 30, 2012, we also recorded an additional $4.7 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline.

Depreciation and amortization decreased $0.3 million during the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011. The decrease in depreciation and amortization is due to certain assets that became fully depreciated as well as a one-time non-cash impairment charge on long-lived assets incurred during the nine months ended June 30, 2011. Partially offsetting this decrease, depreciation and amortization increased due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets.

During the nine months ended June 30, 2011, we recorded an additional $19.3 million of expenses related to the February 2011 Refinancing including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the Senior Subordinated Notes, (ii) $7.9 million in connection with the acceleration of deferred financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses were recorded on our fiscal 2011 consolidated statements of operations as Extinguishment of debt.

Also, during the nine months ended June 30, 2011, we recorded a $3.0 million gain as NMH Holdings repurchased the NMH Holdings notes (which we had purchased on the open market at a discount) from us at a premium to the carrying value. The gain was recorded on our statements of operations as Gain from available for sale investment security.

Interest expense increased by $17.6 million from the nine months ended June 30, 2011 compared with the nine months ended June 30, 2012 as a result of the February 2011 Refinancing. Our weighted average debt balance increased by $143.1 million and our weighted average interest rate increased from 7.8% during the nine months ended June 30, 2011 to 9.2% for the nine months ended June 30, 2012.

For the nine months ended June 30, 2012, our effective income tax rate was a benefit of 64.8% compared to an effective tax rate benefit of 30.8% for the nine months ended June 30, 2011. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences and net operating losses not benefited. In addition, our effective tax rate for the nine months ended June 30, 2012 was impacted by a $6.1 million reduction in our reserve for uncertain income tax positions, including interest and penalties, as a result of favorable settlement of audits.

Human Services

Human Services revenue for the nine months ended June 30, 2012 increased by $33.1 million, or 4.9%, compared to the nine months ended June 30, 2011. Revenue increased $22.0 million from organic growth, including growth related to new programs, and $11.8 million from acquisitions that closed during and after the nine months ended June 30, 2011. The organic revenue growth was partially offset by a reduction in revenue of $0.7 million from businesses we divested during the same period. Modest organic growth was achieved despite the negative impact of rate reductions in some states, including Arizona, Florida and Minnesota.

Income from operations decreased from $62.6 million during the nine months ended June 30, 2011 to $59.2 million during the nine months ended June 30, 2012 and operating margin decreased from 9.4% of revenue to 8.4% of revenue for the same periods.

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

During the nine months ended June 30, 2012, we recorded an additional $4.3 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline. As noted above, as we continue to put a focus on the non-residential periodic support and vocational services, we expect to see a continued increase in travel and transportation expense as these service models are more transportation dependent.

Partially offsetting the increase in operating expenses was the non-recurrence of certain expenses incurred during the nine months ended June 30, 2011, namely one-time bonuses, changes in our self-insured reserves, cost structure optimization efforts and an impairment charge to certain long-lived assets.

During the nine month ended June 30, 2011, we recorded $2.5 million relating to a one-time cash bonus to direct care workers, which was paid in December 2011. This bonus is recorded in Cost of revenue in the accompanying consolidated statements of operations.

In addition, health insurance expense and employment practices liability expense decreased from the prior period. Our health insurance expense decreased by $1.2 million for the nine months ended June 30, 2012 as compared to the nine months ended June 30, 2011, as a result of a change in plan design effective January 1, 2011 and a significant reduction in the number of large claims. Also, during the nine months ended June 30, 2011, we recognized higher self-insurance reserves for employment practices liability claims, which resulted in an additional $0.9 million of expense during the prior period.

Also, during the nine months ended June 30, 2011, we recorded $1.7 million in depreciation and amortization expense related to the write-off of underperforming assets.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the nine months ended June 30, 2012 increased by $6.4 million, or 4.9%, compared to the nine months ended June 30, 2011. Revenue increased $5.8 million from organic growth, including growth related to new programs, and $4.9 million related to acquisitions that closed during and after the nine months ended June 30, 2011. The organic growth was offset by a reduction in revenue of $2.6 million from businesses we divested during the same period and a $1.7 million increase in sales adjustment allowances recorded during the current period related to our accounts receivable balance.

Income from operations increased slightly from $14.1 million, or 10.8% of revenue, during the nine months ended June 30, 2011 to $14.8 million during the nine months ended June 30, 2012, or 10.8% of revenue. The increase is primarily due to the increase in revenue stated above.

Corporate

Total corporate expenses decreased by $6.7 million, from $46.3 million for the nine months ended June 30, 2011 to $39.6 million for the nine months ended June 30, 2012, as our expenses for the nine months ended June 30, 2011 included certain costs which did not recur during the nine months ended June 30, 2012.

The Company recorded $3.0 million of additional stock based compensation expense and $2.4 million of the discretionary recognition bonuses during the nine months ended June 30, 2011 as compared to the nine months ended June 30, 2012.

In addition, during the nine months ended June 30, 2011, amortization expense decreased $1.0 million during the nine months ended June 30, 2012 as certain assets became fully depreciated.

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

Operating activities

Cash flows provided by operating activities was $27.5 million for the nine months ended June 30, 2012 compared to cash flows provided by operating activities of $42.8 million for the nine months ended June 30 2011. The decrease in cash flows was due to an increase in our working capital primarily due to an increase in our days sales outstanding to 51 days at June 30, 2012 from 48 days at September 30, 2011. Although there can be no assurance that this will be the case, we believe that a normalized level of days sales outstanding would be in the mid to high 40s. However, our days sales outstanding has increased recently primarily due to temporary inefficiencies as we centralized certain billing and accounts receivable functions and introduced a new billing and accounts receivable system in certain locations.

Investing activities

Net cash used in investing activities was $26.9 million and $76.5 million for the nine months ended June 30, 2012 and 2011, respectively.

Cash paid for property and equipment for the nine months ended June 30, 2012 was $21.7 million, or 2.6% of revenue, compared to $14.6 million, or 1.8% of revenue, for the nine months ended June 30, 2011. A significant portion of the increase related to cash paid for leasehold improvements and for vehicles.

During the nine months ended June 30, 2012 we paid $6.2 million for five acquisitions, four in our Human Services segment and one in our SRS segment. During the nine months ended June 30, 2011 we paid $12.7 million for seven acquisitions, six in our Human Services segment and one in our SRS segment.

In addition, during the nine months ended June 30, 2011, our restricted cash balance increased by $49.9 million primarily due to the deposit of $50.0 million in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility.

Financing activities

Net cash used in financing activities was $0.9 million for the nine months ended June 30, 2012 compared to $27.8 million of cash provided by financing activities for the nine months ended June 30, 2011.

At June 30, 2012, there was $3.5 million of outstanding borrowings and $71.5 million of availability under the senior revolver, however, our leverage covenants could limit our ability to draw on the senior revolver. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. We expect to continue to draw on the revolver during fiscal 2012 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case. Our increased cash interest payments after the February 2011 Refinancing and our investments in our growth initiatives have reduced our liquidity in the business.

Net cash provided by financing activities for the nine months ended June 30, 2011 include the following items related to the February 2011 Refinancing:

(In millions)
Repayment of long-term debt	$(504.4)
Proceeds from the issuance of long-term debt	761.7
Dividend to Parent	(206.4)
Payments of financing costs	(15.5)

See “Debt and Financing Arrangements” below for a description of the refinancing transactions.

In addition to the refinancing related items, net cash used in financing activities for the nine months ended June 30, 2011 included an earn-out payment of $3.3 million for the IFCS acquisition, which we acquired in fiscal 2009. Also during the nine months ended June 30, 2011, we paid a dividend of $1.5 million to our sole stockholder, NMH Holdings, LLC (“Parent”), which used the proceeds of the dividend to make a distribution to NMH Holdings, which in turn used the proceeds of the distribution to pay a dividend of $1.5 million to NMH Investment, LLC (“NMH Investment”). NMH Investment used the proceeds of the dividend to repurchase its preferred and common equity units from certain employees upon or after their departures.

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

Term loan

The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes a provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on our leverage ratio, if we generate certain levels of cash flow, sell certain assets or incur other indebtedness, subject to certain exceptions. We are required to repay the term loan portion of the senior credit facilities in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity. The variable interest rate on the term loan bears interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. At June 30, 2012, the variable interest rate on the term loan was 7.0%.

Senior revolver

We had $3.5 million of borrowings and $71.5 million of availability under the senior revolver at June 30, 2012 and had $38.4 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rates for any borrowings under the senior revolver are the same as outlined for the term loan.

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

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of June 30, 2012. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter a consolidated leverage ratio of not more than 7.25 to 1.00. This consolidated leverage ratio will step down over time, starting on December 31, 2012 when we will be required to maintain a leverage ratio of not more than 6.75 to 1.00. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter a consolidated interest coverage ratio. This ratio increased to 1.35 to 1.00 at March 31, 2012 and will continue to step up over time. The next step up is on September 30, 2012 when we will be required to maintain an interest coverage ratio of 1.40 to 1.00. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.

As of June 30, 2012, our consolidated leverage ratio was 5.99 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.67 to 1.00, as calculated in accordance with the senior credit agreement. As of June 30, 2012, total debt, net of cash and cash equivalents, was $735.8 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.

Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the credit agreement, to net loss for the most recently completed four fiscal quarters ended June 30, 2012. Beginning in this quarter, we have added back certain additional charges resulting in an increase to consolidated adjusted EBITDA of $8.5 million, as permitted under our senior credit agreement. There may be additional items that are permitted but that we did not include in this calculation, and we may choose to add back additional items in future periods.

(In thousands)
Net loss	$(23,640)
Professional liability claims expense in excess of cash payments	7,988
Operating losses from new starts	4,414
Claims made insurance liability	375
Restructuring expense	1,150
Stock-based compensation	668
Business optimization expenses	880
Franchise taxes, transaction fees, costs, and expenses	125
Acquisition costs	(647)
Depreciation and amortization	61,611
Non-cash impairment charge	5,993
Management fee of related party	1,243
Loss on disposal of assets	229

(In thousands)
Interest income	(261)
Interest expense	79,342
Benefit for income taxes	(22,397)
Loss from discontinued operations, net of tax	4,634
Acquired EBITDA	1,200

Consolidated adjusted EBITDA per the senior credit agreement	$122,907

Set forth below is an annualized calculation of consolidated interest expense as of June 30, 2012, as calculated under the credit agreement:

(In thousands)
Senior term loan	$37,481
Senior subordinated notes	31,272
Interest rate swap agreements	3,230
Unused line of credit	1,199
Capital leases	696
Standby letters of credit	94
Interest income	(261)

Consolidated interest expense per the senior credit agreement	$73,711

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of June 30, 2012:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations(1)	$1,135,970	77,055	145,981	627,778	285,156
Operating lease obligations(2)	178,546	37,846	63,228	36,125	41,347
Capital lease obligations	8,953	450	1,036	1,237	6,230
Standby letters of credit	38,375	38,375	—	—	—

Total obligations and commitments	$1,361,844	$153,726	$210,245	$665,140	$332,733

(1)	Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at June 30, 2012.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

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

As of June 30, 2012, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report, except for the adoption of ASU 2010-24 during the first quarter of fiscal 2012. This adoption clarifies that companies should not net insurance recoveries against related claim liabilities and the amount of the claim liability should be determined without consideration of insurance recoveries. This adoption did not impact our results of operations or cash flows for the three and nine months ended June 30, 2012. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of June 30, 2012.

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

As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $523.4 million outstanding to $123.4 million outstanding as of June 30, 2012. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense on the floating rate debt by approximately $1.2 million per annum.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officers) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2012, we continued to transition certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

During the quarter ended June 30, 2012, we transitioned certain field general ledger functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years.

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

Budgetary pressures facing state governments, as well as other economic, industry, and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced unprecedented budgetary deficits in recent years and have implemented or are considering initiating service reductions, rate freezes and/or rate reductions, including states such as Minnesota, California, Florida, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

Reductions in reimbursement rates or failure to obtain increases in reimbursement rates could adversely affect our revenue, cash flows and profitability.

Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Eleven percent of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. The termination of the enhanced federal Medicaid funding after June 30, 2011 contributed to significant budgetary challenges that confronted state governments for fiscal 2012, which began July 1, 2011 in most states. The result is that some of our public payors have implemented, or could implement in the coming months, additional rate reductions, particularly for our I/DD services. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

Our level of indebtedness could adversely affect our liquidity and ability to raise additional capital to fund our operations, and it could limit our ability to react to changes in the economy or our industry.

We have a significant amount of indebtedness and substantial leverage. As of June 30, 2012, we had total indebtedness of $785.8 million. During the nine months ended June 30, 2012, we incurred net borrowings of $3.5 million under our senior revolver and we expect to continue to draw on the revolver during fiscal 2012. As we make new investments in organic growth and meet increased cash principal and interest payments compared with fiscal 2011, we will have less free cash flow in the business. Interest on our indebtedness is payable entirely in cash. Our interest expense as of June 30, 2012, as calculated in accordance with the credit agreement, was $73.7 million as compared to $43.2 million at September 30, 2011.

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

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three and nine months ended June 30, 2012, our aggregate rental payments for these leases, including taxes and operating expenses, were $12.7 million and $36.3 million, respectively. These obligations could further increase the risks described above.

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

As of June 30, 2012, our consolidated leverage ratio was 5.99 to 1.00 and our consolidated interest coverage ratio was 1.67 to 1.00.

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

We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. For professional and general liability claims, if successful, could result in substantial damage awards which might require us to make payments under our self-insured retentions and increase future insurance costs. As of October 1, 2010, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500,000 per claim in excess of the aggregate. Since October 1, 2011, we have been self-insured for the first $4.0 million of each and every claim with no aggregate limit. We may be subject to increased self-insurance retention limits in the future which could have a negative impact on our results. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from employment practice claims and governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.

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

Our success in obtaining new contracts and renewals of our existing contracts depend upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups, families of our clients, our clients and the public. A union interested in representing our employees has recently taken steps that indicate it could be developing a negative publicity campaign about the Company. Negative publicity, changes in public perception, legal proceedings and government investigations with respect to our operations could damage our reputation and hinder our ability to retain contracts and obtain new contracts, and could reduce referrals, increase government scrutiny and compliance or litigation costs, or generally discourage clients from using our services. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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

Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, the ineffective utilization of our labor force, increases in minimum wages or the need to increase wages to retain staff, health care costs and other personnel costs, and adverse changes in client service models. We typically cannot recover our increased labor costs from payors and must absorb them ourselves. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant. In addition, The Patient Protection and Affordable Care Act imposed new mandates on employers beginning in January 2011 and will continue to impose new mandates through 2014. Given the composition of our workforce, these mandates could materially increase our costs, if the law survives challenges aimed at curtailing or repealing key provisions.

Although our employees are generally not unionized, we have one business in New Jersey with approximately 50 employees who are represented by a labor union, and as of August 2012, our approximately 270 Connecticut direct care workers are also represented by a labor union. We expect negotiations with the Connecticut union will begin within the next 90 days. We may not be able to negotiate this or future labor agreements on satisfactory terms. Future unionization activities could result in an increase of our labor and other costs. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

As of June 30, 2012, we had $523.4 million of floating rate debt outstanding before giving effect to the interest rate swap agreement. The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 that matures September 30, 2014, in order to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $123.4 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.2 million per annum. If interest rates increase dramatically, we could be unable to service our debt.

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

For the nine months ended June 30, 2012, 15% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% applicable for Medicaid Waiver services took effect in Minnesota on July 1, 2009 and, more recently, the state implemented a 1.5% rate cut for both Medicaid Waiver and ICF Services effective September 1, 2011. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Our financial results may suffer if we have to write off goodwill or other intangible assets.

A portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 58.2% and 62.2% of the total assets on our consolidated balance sheets as of June 30, 2012 and September 30, 2011, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

No equity securities of the Company were sold during the three months ended June 30, 2012.

Repurchases of Equity Securities

No equity securities of the Company were repurchased during the three months ended June 30, 2012.

The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended June 30, 2012:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1, 2012 through April 30, 2012)	— A Units	—	—	N/A
	— B Units	—	—	N/A
	— C Units	—	—	N/A
	— D Units	—	—	N/A
	— F Units	—	—	N/A

Month #2 (May 1, 2012 through May 31, 2012)	— A Units	—	—	N/A
	— B Units	—	—	N/A
	— C Units	—	—	N/A
	— D Units	—	—	N/A
	— F Units	—	—	N/A

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #3 (June 1, 2012 through June 30, 2012)	1,000.00 A Units	$10.00	—	N/A
	2,213.75 B Units	$0.05	—	N/A
	2,323.00 C Units	$0.03	—	N/A
	2,461.00 D Units	$0.01	—	N/A
	49,804.58 F Units	$0.00	—	N/A

The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended June 30, 2012. NMH Investment purchased all of the units listed in the table from two of its employees after their departures.

Dividends

We do not anticipate that we will pay any dividends for the foreseeable future. Any determination to pay dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant. In addition, our current financing arrangements limit the cash dividends we may pay in the foreseeable future. We are restricted from paying dividends to Parent in excess of $15 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes and certain other exceptions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 13, 2012, the management committee of NMH Investment, LLC (“NMH Investment”), the indirect parent company of the Company, approved a third amendment (the “Amendment”) to the NMH Investment, LLC Amended and Restated 2006 Unit Plan (the “2006 Unit Plan”). The Amendment authorizes the issuance of two new classes of non-voting equity units of NMH Investment to the Company’s senior managers as equity-based compensation: up to 130,000 Class G Common Units and up to up to 1,200,000 Class H Common Units.

On August 13, 2012, the management committee of NMH Investment granted, for no cost, an aggregate of 130,000 Class H Common Units and 1,000,000 Class H Common Units to senior managers of the Company, including the named executive officers in the amounts set forth below: Edward M. Murphy, 200,000; Bruce F. Nardella, 150,000; Denis M. Holler, 150,000; David M. Petersen, 100,000; Robert M. Melia, 100,000; and Linda DeRenzo, 100,000.

The Class G Common Units and Class H Common Units will be issued pursuant to management unit subscription agreements (the “subscription agreements”) between NMH Investment and each participant. The Class G Common Units vest upon the consummation of a sale of the Company or an initial public offering of the Company. The Class H Common Units vest upon the consummation of a sale of the Company. Additionally, upon an initial public offering of the Company, the Class H Common Units vest based on the multiple of investment return achieved by Vestar Capital Partners V, L.P. (“Vestar”) and certain of its affiliates.

If a participant’s employment with the Company is terminated prior to a sale or initial public offering of the Company, or if the participant engages in “competitive activity” (as defined in the subscription agreement), all of the participant’s unvested Class G Common Units or Class H Common Units, as the case may be, will be automatically forfeited. The subscription agreements contain non-compete and non-solicitation provisions that are substantially similar as the existing restrictions in the management unit subscription agreements for the existing Class B, C, D and F Common Units.

The 2006 Unit Plan and the two forms of subscription agreements are filed as exhibits 10.1, 10.2 and 10.3 to this Quarterly Report on Form 10-Q and are incorporated by reference herein.

Item 6. Exhibits.

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.

August 14, 2012	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer,
Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

10.1*	Third Amendment to the NMH Investment, LLC Amended and Restated 2006 Unit Plan	Filed herewith

10.2*	Form of Management Unit Subscription Agreement (Class G Common Units)	Filed herewith

10.3*	Form of Management Unit Subscription Agreement (Class H Common Units)	Filed here with

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal executive officer.	Filed herewith

31.3	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files