Form 10-Q/A
period 2012-06-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2012-08-20
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No.1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the National Mentor Holdings, Inc. (the “Company”) Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”) filed with the Securities and Exchange Commission on August 14, 2012 (the “Filing Date”) is filed solely to correct errors on the Company’s Condensed Consolidated Statements of Cash Flows (the “Statements of Cash Flows”), including the Supplemental Disclosure of cash flow information, and to correct errors in Note 12, “Accruals for Self-Insurance and Other Commitments and Contingencies” (“Note 12”) to the Company’s financial statements in Part I, Item 1 and to make corresponding changes to Exhibit 101 to the Form 10-Q, which contains the XBRL (Extensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

Due to a lapse in our review process, certain clerical errors were not detected, resulting in the miscalculation of certain line items on the Statements of Cash Flows for June 30, 2012. The change in Accrued payroll and related costs was understated by $4.4 million, The change in Other accrued liabilities was overstated by $0.3 million and the change in Other long-term liabilities was overstated by $4.1 million. The misstatement of these line items had no impact on the subtotal, Net cash provided by operating activities, which was $27.5 million at June 30, 2012.

An additional clerical error that was not detected resulted in the misstatement of pro forma figures for liabilities in paragraph five of the footnote related to Accruals for Self-Insurance and Other Commitment and Contingencies. Current and total liabilities, pro forma for September 30, 2011, were overstated by $42.3 million and $42.2 million, respectively, as $190.3 million and $1,120.2 million.

The Amendment also corrects the June 30, 2012 figure for Cash paid for interest under Supplemental Disclosure of cash flow information, which was understated in the Form 10-Q by $10.3 million, as $36.8 million. The correct number is $47.1 million. This was the result of a calculation error which was not detected.

These errors were not reflected in the Company’s earnings release that was issued on the Filing Date and furnished to the Securities and Exchange Commission on the Filing Date. These errors had no impact on any other items presented on the Company’s Condensed Consolidated Statements of Cash Flows or any other disclosures included in the Notes to the Consolidated Financial Statements. The errors had no impact on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations or Comprehensive Income (Loss) nor on Revenue, Operating Income, Net income (loss) and Net income (loss) discussed in Part I Item 2, and Management’s Discussion and Analysis. No other changes to our Form 10-Q are made in this Amendment. This Amendment speaks as of the Filing Date, does not reflect events that may have occurred subsequent to the Filing Date, and, other than as set forth below, does not modify or update the disclosures made in the Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q.

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

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended June 30,
	2012	2011
	(As Restated)
	(unaudited)
Operating activities
Net loss	$(9,120)	$(19,622)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts receivable allowances	9,878	8,352
Depreciation and amortization of property and equipment	18,082	17,546
Amortization of other intangible assets	27,577	29,286
Amortization of original issue discount and initial purchasers discount	2,218	1,183
Amortization and write-off of financing costs	1,796	9,927
Accretion of investment in related party debt securities	—	(325)
Stock-based compensation	502	3,509
Deferred income taxes	(10,596)	(9,410)
Gain from available for sale investment security	—	(3,018)
Loss (gain) on disposal of assets	137	(148)
Change in the fair value of contingent consideration	—	(1,745)
Non-cash impairment charge	94	20
Non-cash interest income from related party	—	(359)
Changes in operating assets and liabilities:
Accounts receivable	(26,707)	(6,349)
Other assets	(2,312)	2,416
Accounts payable	2,114	(1,262)
Accrued payroll and related costs	4,173	6,979
Other accrued liabilities	14,344	4,840
Other long-term liabilities	(4,679)	992

Net cash provided by operating activities	27,501	42,812
Investing activities
Cash paid for acquisitions, net of cash received	(6,244)	(12,678)
Purchases of property and equipment	(21,714)	(14,633)
Changes in restricted cash	76	(49,916)
Proceeds from sale of assets	1,018	753

Net cash used in investing activities	(26,864)	(76,474)
Financing activities
Repayments of long-term debt	(3,975)	(506,689)
Issuance of long term debt, net of original issue discount	—	761,667
Proceeds from borrowings under senior revolver	494,100	—
Repayments of borrowings under senior revolver	(490,600)	—
Repayments of capital lease obligations	(291)	(169)
Cash paid for contingent consideration	—	(4,930)
Dividend to parent	(75)	(207,855)
Payments of financing costs	(59)	(14,233)

Net cash (used in) provided by financing activities	(900)	27,791
Net increase (decrease) in cash and cash equivalents	(263)	(5,871)
Cash and cash equivalents at beginning of period	263	26,448

Cash and cash equivalents at end of period	$—	$20,577

Supplemental disclosure of cash flow information
Cash paid for interest	$47,124	$31,291
Cash paid for income taxes	$731	$865
Supplemental disclosure of non-cash investing activities:
Accrued property, plant and equipment	$1,083	$614
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$2,434	$5,302

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2012

(Unaudited)

1. Restatements

Subsequent to the issuance of the Company’s Form 10-Q for the period ended June 30, 2012 as filed on August 14, 2012, the Company’s management determined that there were several errors in the statement of cash flows for the nine months ended June 30, 2012 and certain disclosures. Within the consolidated statements of cash flows for the nine months ended June 30, 2012, Accrued payroll and related costs was understated by $4.4 million, Other accrued liabilities was overstated by $0.3 million and Other long-term liabilities was overstated by $4.1 million. Also, the amount paid for interest was understated by $10.3 million. Additionally, the amounts disclosed in Note 13 Accruals for Self-Insurance and Other Commitments and Contingencies as it relates to the pro-forma impact of Accounting Standards Update No. 2012-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries on current liabilities and total liabilities as of September 30, 2011 was overstated by $42.3 million and $42.4 million, respectively.

Condensed Consolidated Statements of Cash Flows

(in thousands)	As Previously Reported	Adjustments	As Restated
For the nine months ended June 30, 2012:
Changes in operating assets and liabilities:
Accrued payroll and related costs	$(200)	$4,373	$4,173
Other accrued liabilities	$14,658	$(314)	$14,344
Other long-term liabilities	$(620)	$(4,059)	$(4,679)
Supplemental disclosure of cash flow information
Cash paid for interest	$36,798	$10,326	$47,124

Note 13. Accruals for Self-Insurance and Other Commitments and Contingencies

	As Previously Reported	Adjustments	As Restated
Pro-forma at September 30, 2011:

Current liabilities	$190.3 million	$(42.3) million	$148.0 million

Total liabilities	$1,120.2 million	$(42.2) million	$1,078.0 million

2. Basis of Presentation

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

3. Recent Accounting Pronouncements

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

Intangibles-Goodwill and Other—In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350, to provide an option to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinitely-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company does not expect the adoption of this standard to have a material impact to its financial statements.

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

During the first quarter of fiscal 2012, the Company adopted Accounting Standards Update No. 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against related claim liabilities. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The Company adopted ASU 2010-24 prospectively and the impact of the adoption is reflected on the June 30, 2012 consolidated balance sheets.

4. Comprehensive Loss

The components of comprehensive loss and related tax effects are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net loss	$(2,980)	$(8,329)	$(9,120)	$(19,622)
(Increase) decrease in unrealized loss on derivatives net of taxes of $151 and $(1,476) for the three months ended June 30, 2012 and 2011, respectively and $265 and $(1,476) for the nine months ended June 30, 2012 and 2011 respectively	223	(2,175)	391	(2,175)
Decrease in unrealized gain on available-for-sale debt securities net of taxes of $(390) for the nine months ended June 30, 2011	—	—	—	(575)

Comprehensive loss	$(2,757)	$(10,504)	$(8,729)	$(22,372)

5. Long-Term Debt

The Company’s long-term debt consists of the following:

(in thousands)	June 30, 2012	September 30, 2011
Term loan, principal and interest due in quarterly installments through February 9, 2017	$523,375	$527,350
Original issue discount on term loan, net of accumulated amortization	(6,072)	(7,081)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	250,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(9,018)	(10,227)
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	3,500	—

	761,785	760,042
Less current portion	8,800	5,300

Long-term debt	$752,985	$754,742

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

6. Shareholder’s Equity

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

7. Business Combinations

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

8. Goodwill and Intangible Assets

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

9. Related Party Transactions

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

10. Fair Value Measurements

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

11. Income Taxes

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

12. Segment Information

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

14. Subsequent Events

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

NATIONAL MENTOR HOLDINGS, INC.

August 20, 2012	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer,
Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal executive officer.	Filed herewith

31.3	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files