Form 10-K
period 2012-09-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2012-12-21
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.

As of December 21, 2012, there were 100 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to demand for our services, the political climate and budgetary environment, our expansion efforts and the impact of our recent acquisitions, our plans for capital expenditures, investments in our infrastructure and business process improvements as well as in new businesses, our margins and our liquidity. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Part I. Item 1A. Risk Factors” in this report as well as the following:

•	changes in Medicaid or other funding or changes in budgetary priorities by federal, state and local governments;

•	changes in reimbursement rates, policies or payment practices by our payors;

•	our substantial amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•	an increase in the number and nature of pending legal proceedings and the outcomes of those proceedings;

•	failure to take advantage of organic growth opportunities;

•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts;

•	our ability to control labor costs, including healthcare costs imposed by the Patient Protection and Affordable Care Act;

•	our ability to acquire new licenses or to maintain our status as a licensed service provider in certain jurisdictions;

•	our ability to establish and maintain relationships with government agencies and advocacy groups;

•

an increase in our self-insured retentions and changes in the insurance market for professional and general liability, workers’ compensation and automobile liability and our claims history that affect our ability to obtain coverage at reasonable rates;

•	our ability to control operating costs generally and collect accounts receivable;

•	our ability to attract and retain experienced personnel, including members of our senior management team;

•	increased or more effective competition;

•	our ability to successfully integrate acquired businesses;

•	credit and financial market conditions;

•	changes in interest rates;

•	the potential for conflict between the interests of our majority equity holder and those of our debt holders; and

•	government regulations, changes in government regulations and our ability to comply with such regulations.

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

PART I

Item 1.    Business

Company Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, also called at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 34 states. We provide residential services to approximately 11,800 clients, some of whom also receive periodic services, and we provide periodic services to approximately 16,400 clients in non-residential settings.

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

We believe that our broad range of services, high-quality reputation and longstanding relationships with a diverse group of payors have made us one of the largest providers of home and community-based health and human services in the United States. We believe that our substantial experience in the industry coupled with our ability to offer clinical resources and share best practices across our organization has made us a preferred provider for many of our referral sources. We derive approximately 87% of our revenue from a diverse group of state and local government payors.

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

As of September 30, 2012, we provided our services through approximately 19,000 full-time equivalent employees, as well as approximately 5,400 independently contracted host home caregivers, or Mentors. We generated net revenue of $1,129.6 million, $1,070.6 million and $1,011.5 million during fiscal 2012, 2011 and 2010, respectively.

Description of Services by Segment

We have two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services (“SRS”).

Human Services

We are a leading provider of home and community-based human services to the I/DD and ARY populations. Our Human Services segment represented approximately 84% of our net revenue in fiscal 2012.

Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management and personal care. We provide services to these clients through small group homes, Intermediate Care Facilities for the Mentally Retarded (“ICFs-MR”), host homes, in-home settings and non-residential settings. We operate approximately 790 group homes and 150 ICFs-MR. As of September 30, 2012, we provided I/DD services to approximately 16,600 clients in 24 states. In fiscal 2012, our I/DD services generated net revenue of $725.7 million, representing 64% of our net revenue. We receive substantially all our revenue for I/DD services from a diverse group of state and local governmental payors.

Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family reunification, family preservation, early intervention and adoption services. Our individualized approach allows us to work with an ever-changing client population that is diverse demographically as well as in type and severity of condition. We provide services to these clients through host homes, group homes, educational settings, in their family homes and in other non-residential settings. As of September 30, 2012, we provided ARY services to approximately 10,600 children, adolescents and their families in 18 states. In fiscal 2012, our ARY services generated net revenue of $218.4 million, representing 19% of our net revenue. We receive substantially all our revenue for ARY services from a diverse group of state and local governmental payors.

Post-Acute Specialty Rehabilitation Services

Our SRS segment delivers health care and community-based health and human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. Our services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include skilled nursing, neurorehabilitation, neurobehavioral rehabilitation, physical, occupational and speech therapies, supported living, outpatient treatment, and pre-vocational services. Our goal is to provide a continuum of care that allows our clients to achieve the highest level of function possible while enhancing their quality of life. We provide services to these clients primarily through specialized community facilities, small group homes, in-home and non-residential settings. As of September 30, 2012, our SRS operations provided services in 23 states and served approximately 1,000 clients nationally. In fiscal 2012, our SRS operations generated net revenue of $185.5 million, representing 16% of our net revenue. In fiscal 2012, we received 56% of our SRS revenue from non-public payors, such as commercial insurers, workers’ compensation funds, managed care and other private payors and 44% from state and local governmental payors.

For additional information on the Company’s segments, please see note 18 to the consolidated financial statements.

Industry Overview

The health and human services industry provides services to people with a range of disabilities and special needs, including adults and children with I/DD, ABI and other catastrophic injuries and illnesses, and to at-risk youth. The market for these services remains highly fragmented, with service providers consisting of both not-for-profit and for-profit entities, of varying sizes. The largest portion of this client base is adults and children with I/DD. Services for these clients are funded primarily through Medicaid, a joint federal and state health insurance program under which eligible state expenditures are matched with federal funding. In addition, funds are provided by other federal, state and local governmental programs and, to a lesser extent, private payors.

Intellectual and/or Developmental Disabilities

Unless otherwise stated, all statistical information in this section has been obtained from reports prepared by Dr. David Braddock. Dr. Braddock is Associate Vice President of the University of Colorado (CU) System and Executive Director of the Coleman Institute for Cognitive Disabilities.

Intellectual and developmental disabilities are life-long disabilities attributable to a mental or physical impairment. Individuals with I/DD live in supervised residential settings, including institutions, with family caregivers or on their own. The number of persons with I/DD who received residential services outside of their family homes increased from 440,000 in 2000 to an estimated 613,000 in 2011, and the utilization of residential services is projected to increase during the next decade, in part because parents of baby boomers with I/DD may be unable to continue caring for them. Over the past two decades, the delivery of services to the I/DD population in supervised residential settings has grown significantly and, at the same time, there has been a major shift from institutional settings to home and community-based settings, both in part due to the Americans with Disabilities Act (“ADA”) and the U.S. Supreme Court Olmstead decision in 1999. The U.S. Supreme Court held in its Olmstead decision that under the ADA, states are required to place persons with intellectual disabilities in community settings rather than in institutions when such placement is deemed appropriate by medical professionals, the affected individual does not oppose the transfer from institutional care to a less restrictive setting and the placement can be accommodated taking into account the resources available to the state and the needs of other individuals with intellectual disabilities. We believe that community settings provide a higher quality and, in most cases, lower-cost alternative to care provided in state institutions.

Public spending on I/DD services was an estimated $56.6 billion in 2011, of which approximately 80% was spent to provide services in community settings of six or fewer beds, our target market, and for other non-institutional services, including supported living and employment and family assistance.

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

We believe that the following factors will continue to benefit the I/DD sector within the human services industry, and in particular, providers of home and community-based programs:

•

Continued Closure/Downsizing of State Institutions and Other Large, Congregate Care Facilities — Although most of the shift from institutions to home and community-based settings has already occurred, the closure of additional state institutions is ongoing. We currently provide I/DD services to individuals with I/DD in six of the ten states with the highest institutional populations, including the states of California, Illinois and New Jersey, which are currently downsizing their facilities. Many individuals with I/DD previously resided in large private facilities and nursing homes. These settings are often not as well equipped to care for individuals with I/DD and therefore represent an additional source of demand for services provided in home and community-based settings.

•

Active Advocacy — Individuals with I/DD are supported by active and well-organized advocacy groups. Using legislation prompted by the Olmstead decision, as well as lawsuits filed on behalf of those on waiting lists for home and community-based services, policy makers, civil rights lawyers, social workers and advocacy groups are driving states to offer individuals with I/DD and other disabilities the option to live and receive services in home and community-based settings. The U.S. Justice Department has significantly intensified Olmstead enforcement actions in recent years, most notably in a 2010 settlement with the state of Georgia under which the state must fund residential waiver services within the next five years for 1,150 people with I/DD who are currently living in state institutions or are waiting for such services.

•

Aging Caregivers — Nationwide in 2011, more than 740,000 individuals with I/DD were living with a family caregiver aged 60 years or older. As the caregivers grow older and are not able to provide continuous care, we expect the demand for I/DD services, and home and community-based services in particular, to expand.

At-Risk Youth and Their Families

According to the U.S. Department of Health and Human services, there were approximately 400,000 children and adolescents in foster care as of September 30, 2012 as a result of abuse and neglect. Approximately 188,000, or 47%, were living in nonrelative foster family homes. Although during the last decade public child welfare agencies have increasingly emphasized periodic support services intended to strengthen families and keep young people out of foster care, during federal fiscal year 2011 entries into foster care exceeded exits from the system for the first time in several years.

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

Post-Acute Specialty Rehabilitation Services

The SRS market includes community-based health and human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. We provide the largest portion of our SRS services to individuals who have ABI. ABI has drawn growing public awareness due to injuries of our soldiers returning from war and injuries acquired in contact sports.

The treatment of ABI is an important public health challenge in the United States. According to the Brain Injury Association of America, an estimated 5.3 million people in the U.S. are living with a permanent disability as a result of an ABI. Traumatic brain injury is considered the “signature wound” of soldiers involved in the conflicts in Iraq and Afghanistan. The Government Accountability Office estimates that 20% of these veterans experience a traumatic brain injury. There is a growing role for providers with respect to services for those in the military, and we have qualified as a provider in a pilot program with the Veterans Health Administration Assisted Living Pilot Program for Veterans with Traumatic Brain Injury. This pilot program is the first time that the Veterans Administration has contracted with civilian providers that offer post-acute brain injury rehabilitation services.

SRS services are an attractive alternative to higher-cost and less personalized institutional care, and we believe that both public and non-public payors are emphasizing lower-cost community-based residential, outpatient and day treatment for effective and cost-efficient care for individuals recovering from ABI, spinal injuries and other catastrophic injuries and illnesses. SRS services are also sought out as a clinically appropriate and less expensive “step-down” for individuals who no longer require care in acute care settings.

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

Maintain and Improve Quality of Care and Employee Engagement; Continue to Strengthen our Third-Party Payor Relationships. We focus on providing our clients and their families with an environment that minimizes the stress and uncertainty associated with their condition while fostering community integration and high quality living. We aim to enhance our clients’ overall quality of life by providing a broad range of services, delivered by carefully trained, qualified and engaged employees and Mentors, with access to best practices from across our organization. Our employees are at the heart of our mission and critical to our success. We have a number of initiatives throughout the organization that are focused on the engagement of our workforce. We believe our focus on and reputation for client service at both a local and national level has strengthened our relationship with the state and local government agencies that refer and pay for our services. As a result, our relationships with these agencies have enabled us to gain referrals and contract renewals and to introduce new services in existing markets. We further strengthen these relationships by maintaining quality assurance, reporting, billing, compliance and risk management programs designed to serve the needs of third-party payors. We seek recognition as the provider of choice to state and local governments and other third-party payors by finding solutions to their most challenging human service delivery problems.

Grow our Census and Expand our Services in New and Existing Markets. We believe that our future growth will depend on our ability to increase referrals in existing markets and expand our services into new markets. Our organic expansion activities consist of new starts in both new and existing markets. Our new starts typically require us to fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it.

Continue to Expand in SRS Market and Further Diversify Payor Base. We believe the SRS market represents an attractive opportunity for us because (i) the demand for these services is growing, (ii) our SRS services typically generate a higher margin than our services in the Human Services segment and (iii) the SRS market represents an opportunity for us to diversify our payor base. In addition, the SRS market is highly fragmented and consists of many small providers, which we believe represents an opportunity for us to continue to grow through acquisitions. In recent years, our growth strategy has emphasized expanding our SRS segment through both organic growth and acquisitions, and we have achieved significant growth in both revenue and profitability to become a leading provider of these services.

Strategically Pursue Acquisitions. We have strategically supplemented our organic growth through acquisitions, which have allowed us to penetrate new geographies, leverage our systems, operating costs and best practices, and pursue cross-selling opportunities. The majority of our acquisitions are small and of a “tuck-in” nature, although we have completed larger acquisitions, particularly in the SRS segment, from time to time. We monitor the market nationally for human services businesses that we can purchase at an attractive price and efficiently integrate with our existing operations. We have invested in our infrastructure and formalized processes to enable us to pursue and integrate acquisition opportunities. We believe we are often seen as a preferred acquiror in these situations due to our service offerings, experience, payor relationships, infrastructure, reputation for quality and overall resources. We intend to continue to pursue acquisitions that are philosophically compatible and can be readily integrated into our existing operations.

Continue to Leverage Overhead and Reduce Costs. In recent years, we have launched a number of initiatives to leverage our overhead and reduce costs, including purchasing initiatives to obtain more favorable pricing for medical and office supplies, vehicles and technology, and establishing a shared services center (the “SSC”) that now houses certain Finance, Human Services and Information Technology teams. Moving forward, we will continue to explore other opportunities to leverage overhead and gain efficiencies.

Selectively Divest Underperforming or Non-Strategic Businesses. In order to continue to grow in market share and better utilize our capital, we regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Customers and Contracts

Our customers, which pay us to provide services to our clients, are governmental agencies, not-for-profit organizations and non-public payors. Our I/DD and ARY services, as well as a significant portion of our SRS services, are delivered pursuant to contracts with various governmental agencies, such as state departments of developmental disabilities, juvenile justice, child welfare as well as the Federal Veterans Health Administration. Such contracts may be issued at the county or state level, depending upon the structure of the service system of the state in question. In addition, a majority of our SRS revenue is derived from contracts with commercial insurers, workers’ compensation carriers and other non-public payors. Contracts may cover a range of individuals such as all children referred for host home services in a county or a particular set of individuals who will share group living arrangements. Contracts are sometimes issued for specific individuals, where rates are individually determined based on need. Although our contracts generally have a stated term of one year and generally may be terminated without cause on 60 days’ notice, the contracts are typically renewed annually if we have complied with licensing, certification, program standards and other regulatory requirements. As a provider of record, we contractually obligate ourselves to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under Medicaid.

During fiscal 2012 and 2011, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, West Virginia, Florida and Indiana, our five largest revenue-generating states, comprised 40% of our net revenue. Revenue from our contracts with state and local governmental payors in the state of Minnesota, our largest state, accounted for 15% of our net revenue for fiscal 2012 and 2011.

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

Sales/Business Development and Marketing

Substantially all of our I/DD and ARY clients come to us through third-party referrals, most frequently through recommendations to family members from state or local agencies. Since our operations depend heavily on these referrals, we seek to ensure that we provide high-quality services in all states in which we operate, allowing us to enhance our name recognition and maintain a positive reputation with the state and local agencies.

Relationships with referral sources are cultivated and maintained at the local level by key operations managers. Local programs may, however, avail themselves of corporate resources to help grow and diversify their businesses. Staff across the country has business development and marketing services available to promote both new and existing product lines.

Our SRS sales activities are independently organized from those of our Human Services businesses. We have dedicated geographically assigned sales staff cultivating relationships with public and private payors and conducting our marketing and sales activities.

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

The following regulatory considerations are paramount to our operations:

Funding. Federal and state funding for our services is subject to statutory and regulatory changes, contracting and managed care initiatives, level of care assessments, court orders, rate setting and state budgetary considerations, all of which may materially increase or decrease reimbursement for our services. We actively participate in local and national legislative initiatives that seek to impact funding and regulation of our services. We derive revenues for our I/DD and ARY services and a significant portion of our SRS services from Medicaid programs.

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

We deliver services and support under a number of different funding and program provisions. Our most significant sources of funding for our I/DD services are HCBS Waiver programs, Medicaid programs for which eligibility is based on a set of criteria (typically disability or age) established by the state and approved by the federal government. There is no uniformity among states and/or regulations governing our delivery of waivered services to individuals. Each state where we deliver services operates under a plan submitted by the state to CMS to use Medicaid funds in non-institutional settings. Typically the state writes its own regulations governing providers and services provided under the state waiver program. Consequently, there is no uniform method of describing or predicting the outcomes of regulations across states where we deliver HCBS Waiver services. In addition, our ICFs-MR are governed by federal regulations, and may also be subject to individual state rules that vary widely in application and content. Federal regulations require that in order to maintain Medicaid certification as an ICF-MR, the facility is subject to annual on site survey (a federal rule and process implemented by state agencies). Failure to successfully pass this inspection and remedy all defects or conditions cited may result in a finding of immediate jeopardy or other serious sanction and, ultimately, may cause a loss of both certification and funding for that particular facility.

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

The federal False Claims Act imposes civil liability on individuals and entities that submit or cause to be submitted false or fraudulent claims for payment to the government. Violations of the False Claims Act may include treble damages and penalties of up to $11,000 per false or fraudulent claim. Similarly, retention of any overpayments may be regarded by the government as a false claim.

In addition to actions being brought by government officials under the False Claims Act, this statute and analogous state laws also allow a private individual with direct knowledge of fraud to bring a “whistleblower” claim on behalf of the government for violations. The whistleblower receives a statutory amount of up to 30% of the recovered amount from the government’s litigation proceeds if the litigation is successful or if the case is successfully settled. Recently, the number of whistleblower suits brought against healthcare providers has increased dramatically, and has included suits based (among other things) upon alleged violations of the Federal Anti-Kickback Law.

The Anti-Kickback Law prohibits kickbacks, rebates and any other forms of remuneration in return for referrals. Any remuneration, direct or indirect, offered, paid, solicited or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicaid, could be considered a violation of law. The language of the Anti-Kickback law also prohibits payments made to anyone to induce them to recommend purchasing, leasing, or ordering any goods, facility, service or item for which payment may be made in whole or in part by Medicaid. Criminal penalties under the Anti-Kickback Law include fines up to $25,000, imprisonment for up to 5 years, or both. In addition, acts constituting a violation of the Anti-Kickback Law may also lead to civil penalties, such as fines, assessments and exclusion from participation in the Medicaid program.

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

Periodically, new statutes and regulations are written and adopted that directly affect our business. It is often difficult to predict the impact a new regulation will have on our operations until we have taken steps to implement its requirements. For example, the Patient Protection and Affordable Care Act of 2010 provided a mandate for more vigorous and widespread enforcement and directed state Medicaid agencies to establish Recovery Audit Contractor (“RAC”) programs. RACs are private entities which will perform audits on a contingency fee basis, giving them an incentive to identify discrepancies in payments, from which they may be permitted to extrapolate disproportionately large penalties and fines. States were required to be in compliance by January 1, 2012 unless granted an extension. To date, RAC activity has affected our business in a single state; however this remains a fairly new federal initiative and the ultimate impact remains unclear. Only the passage of time and our experience with enforcement and compliance will permit our assessment of the exact impact the new statute and regulations have on our business.

Managed care initiatives undertaken in a given state may impact our business by modifying the types of services eligible for payment, the qualifications required for payment and the rates that are paid for those services. Similarly, some states are pursuing waivers for dual-eligible populations (that is, persons eligible for both Medicare and Medicaid), and our ability to participate in such waivered services may depend on our ability to become a Medicare provider.

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

Certain Transactions

On February 9, 2011, we completed a refinancing (the “February 2011 Refinancing”), which included entering into a senior credit agreement (the “senior credit agreement”) for senior secured credit facilities (the “senior secured credit facilities”) and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”). We used the net proceeds from the senior secured credit facilities ($520.9 million) and the senior notes ($238.7 million), together with cash on hand, to: (i) repay all amounts owing under our old senior secured credit facilities and our mortgage facility; (ii) purchase $171.9 million of our senior subordinated notes (the “Senior Subordinated Notes”); (iii) pay $9.6 million to NMH Holdings, Inc. (“NMH Holdings”) related to a tax sharing arrangement; (iv) declare a $219.7 million dividend to NMH Holdings, LLC (“Parent”), which in turn made a distribution to NMH Holdings, which used $206.4 million cash proceeds of the distribution to repurchase $210.9 million aggregate principal amount of the NMH Holdings notes at a premium to market value (v) repurchase an additional $13.3 million principal amount of NMH Holdings notes we held as an investment and (vi) pay related fees and expenses.

On October 15, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) to amend and restate the senior credit agreement governing the senior secured credit facilities. The Amendment Agreement converted the existing term loan into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “Tranche B-1 Term Loan”), the proceeds of which were used to prepay the existing term loan. As a result of the Amendment Agreement, the LIBOR floor applicable to borrowings under the senior secured credit facilities was reduced by 0.50%.

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

Since the firm’s founding in 1988, Vestar has completed 69 investments in North America and Europe in companies with a total value of over $40 billion. These companies have varied in size and geography and span a broad range of industries including healthcare, an area in which Vestar’s principals have had meaningful experience. Vestar currently manages funds totaling over $7 billion and has offices in New York, Denver and Boston. See “Certain Relationships and Related Party Transactions, and Director Independence,” “Security Ownership of Principal Shareholders and Management” and the documents incorporated by reference herein for more information with respect to our relationship with Vestar.

Item 1A.	Risk Factors.

Reductions or changes in Medicaid funding or changes in budgetary priorities by the federal, state and local governments that pay for our services could have a material adverse effect on our revenue and profitability.

We derive the vast majority of our revenue from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal and state health insurance program through which state expenditures are matched by federal funds typically ranging from 50% to approximately 75% of total costs, a number based largely on a state’s per capita income. Our revenue, therefore, is largely determined by the level of federal, state and local governmental spending for the services we provide.

Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. The Joint Select Committee on Deficit Reduction’s failure to meet the deadline imposed by the Budget Control Act of 2011 triggered automatic across-the-board cuts to discretionary funding, including a 2% reduction to Medicare, effective January 2, 2013, but specifically exempts Medicaid payments to states. While this development does not reduce federal Medicaid funding, reductions in other federal payments to states could put additional stress on state budgets, with the potential to negatively impact the ability of states to provide the state Medicaid matching funds necessary to maintain or increase the federal financial contribution to the program. In addition, Congress and the Obama Administration may choose to avert across-the-board budget cuts and the so-called “fiscal cliff” by adopting alternative proposals to reduce the federal budget deficit. These alternative reductions could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by the Congress, particularly those included in the Patient Protection and Affordable Care Act of 2010, that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.

Budgetary pressures facing state governments, as well as other economic, industry, and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced unprecedented budgetary deficits in recent years and have implemented service reductions, rate freezes and/or rate reductions, including states such as Minnesota, California, Florida, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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

We have a significant amount of indebtedness and substantial leverage. As of September 30, 2012, we had total indebtedness of $799.9 million. As of September 30, 2012, we had incurred net borrowings of $19.0 million under our senior revolver and we expect to continue to draw on the revolver during fiscal 2013. As we make new investments to generate organic revenue growth and meet increased cash principal and interest payments compared with fiscal 2012, we expect to have less free cash flow generated by the business. Interest on our indebtedness is payable entirely in cash. Our annual interest expense as of September 30, 2012, as calculated in accordance with the credit agreement, was $73.8 million as compared to $73.0 million at September 30, 2011.

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

•

we may be vulnerable if the downturn in general economic conditions over the past several years continues, if the country falls into another recession, or if there is a downturn in our business, or we may be unable to carry out activities that are important to our growth.

Subject to restrictions in the indenture governing our senior notes and the senior credit agreement, we may be able to incur more debt in the future, which may intensify the risks described in this risk factor. All of the borrowings under the senior secured credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the fiscal year ended September 30, 2012, our aggregate rental payments for these leases, including taxes and operating expenses, were $49.2 million. We expect this number will increase during fiscal 2013 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.

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

We are required to maintain at the end of each fiscal quarter a consolidated leverage ratio of not more than 7.25 to 1.00. This leverage ratio will step down over time, starting on December 31, 2012, when we will be required to maintain a leverage ratio of not more than 6.75 to 1.00.

We are also required to maintain at the end of each fiscal quarter a minimum consolidated interest coverage ratio. This ratio increased to 1.40 to 1.00 at September 30, 2012 and will continue to step up over time. The next step up is on March 31, 2013, when we will be required to maintain a minimum interest coverage ratio of 1.45 to 1.00.

As of September 30, 2012, our consolidated leverage ratio was 5.84 to 1.00 and our consolidated interest coverage ratio was 1.74 to 1.00.

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

We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. Professional and general liability claims, if successful, could result in substantial damage awards which might require us to make significant payments under our self-insured retentions and increase future insurance costs. For claims arising from occurrences from October 1, 2010 to September 30, 2011, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500,000 per claim in excess of the aggregate. Since October 1, 2011, we have been self-insured for the first $4.0 million of each and every claim with no aggregate limit. We may be subject to increased self-insurance retention limits in the future which could have a negative impact on our results. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from employment practice claims, wage and hour violations, and governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.

Insurance against professional and general liability and automobile liability can be expensive. Our insurance premiums have increased in recent years and may increase in the future. Insurance rates vary from state to state, by type and by other factors. Rising costs of insurance premiums, as well as successful claims against us, could have a material adverse effect on our financial position and results of operations.

It is also possible that our liability and other insurance coverage will not continue to be available at acceptable costs or on favorable terms.

If payments for claims exceed actuarially determined estimates, if claims are not covered by insurance, or if our insurers fail to meet their obligations, our results of operations and financial position could be adversely affected.

Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations or increased unionization activities.

Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, ineffective utilization of our labor force, increases in minimum wages or the need to increase wages to remain competitive, health care costs and other personnel costs, and adverse changes in client service models. We typically cannot recover our increased labor costs from payors and must absorb them ourselves. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct service staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care employees, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant.

Although our employees are generally not unionized, we have one business in New Jersey with approximately 50 employees who are represented by a labor union, and as of August 2012, our approximately 270 Connecticut direct care workers are also represented by a labor union. Negotiations with the Connecticut union began in September 2012. We may not be able to negotiate this or future labor agreements on satisfactory terms. Future unionization activities could result in an increase of our labor and other costs. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act may materially increase our costs and/or make it harder for us to compete as an employer.

The Patient Protection and Affordable Care Act imposed new mandates on employers, including a requirement effective January 1, 2014 that employers with 50 or more full-time employees provide “credible” health insurance to employees or pay a financial penalty. Given our generally low-wage workforce and our current health plan design, and assuming the law is implemented without significant changes, these mandates could materially increase our costs. Moreover, if we choose to opt out of offering health insurance to our employees, we may become less attractive as an employer and it may be harder for us to compete for qualified employees.

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

Reimbursement procedures for the services we provide are time-consuming and complex, and failure to comply with these procedures could adversely affect our liquidity, cash flows and operating results.

The reimbursement process is time-consuming and complex, and there can be delays before we receive payment. Government reimbursement, group home credentialing and Medicaid recipient eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other things, securing documentation and coordinating necessary eligibility paperwork between agencies. Similar issues arise in seeking payment from some of our private payors. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times before payment is remitted. If there is a billing error, the process to resolve the error may be time-consuming and costly. To the extent that complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for write-offs. We can provide no assurance that we will be able to collect payment for claims at our current levels in future periods. The risks associated with third-party payors and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our liquidity, cash flows and operating results.

We have increased and will continue to increase our expenditures to expand existing services, win new business and grow revenue, and we may not realize the anticipated benefits of such expenditures.

In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require spending in advance of revenue. For example, states such as California and New Jersey are in the process of closing institutions and their former residents will need care in community-based settings such as ours, and many payors are now seeking in-home periodic services as an alternative to residential care, especially for at-risk youth who otherwise would be placed in foster care. In fiscal 2012, we increased the amount spent on growth initiatives, such as new starts, and we intend to continue to increase our spending on growth initiatives during at least the first two quarters of fiscal 2013. If we target the wrong areas, or fail to identify the evolving needs of our payors by responding with service offerings that meet their fiscal and programmatic requirements, we may not realize the anticipated benefits of our investments and the results of our operations may suffer.

If we fail to establish and maintain relationships with government agencies, we may not be able to successfully procure or retain government-sponsored contracts, which could negatively impact our revenue.

To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government agencies, primarily at the state and local level but also including federal agencies. These relationships enable us to maintain and renew existing contracts and obtain new contracts and referrals. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships and such personnel may not be subject to non-compete or non-solicitation covenants. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts, and could negatively impact our revenue.

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

We estimate liabilities associated with workers’ compensation risk and establish reserves each quarter based on internal valuations, third-party actuarial advice, historical loss development factors and other assumptions believed to be reasonable under the circumstances. In prior years, our results of operations have been adversely impacted by higher than anticipated claims and may be adversely impacted in the future if actual occurrences and claims exceed our assumptions and historical trends.

We face substantial competition in attracting and retaining experienced personnel, and we may be unable to maintain or grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to attract and retain qualified and experienced human service and other professionals who possess the skills and experience necessary to deliver quality services to our clients and manage our operations. We face competition for certain categories of our employees, particularly direct service professionals and managers, based on the wages, benefits and other working conditions we offer. Contractual requirements and client needs determine the number, education and experience levels of human service professionals we hire. Our ability to attract and retain employees with the requisite credentials, experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

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

CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. MIC audits have continued to expand during fiscal 2012 and we expect that will continue throughout fiscal 2013. In addition to MICs, several other payors, including the state Medicaid agencies, have increased their review activities, including through the use of RAC programs. State Medicaid agencies were required to have RAC programs in place by January 1, 2012 unless granted an extension by CMS. RACs are private entities which will perform audits on a contingency fee basis, giving them an incentive to identify underpayments, from which they may be permitted to extrapolate disproportionately large penalties and fines.

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

If we identify deficiencies in our internal control over financial reporting, our business may be adversely affected.

We are required to assess the effectiveness of our internal control over financial reporting and report on the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. No evaluation can provide complete assurance that our internal controls will operate as intended.

The generally decentralized nature of our operations and manual nature of many of our controls increases our risk of control deficiencies. We have gradually been centralizing and automating certain of those controls, and we may in the future identify material weaknesses in connection with this implementation. In addition, future acquisitions may present challenges in implementing appropriate internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

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

Tax revenue continues to be constrained in many jurisdictions due to the impact of the recent economic recession and government payors may not be able to pay us for our services until they collect sufficient tax revenue. Due to the general tightening of the credit markets over the last several years, our government payors or other counterparties that owe us money, such as counterparties to swap contracts, could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. Earlier this year, Standard & Poor’s downgraded the Federal government’s credit rating and additional downgrades are possible in the future, especially if the Congress doesn’t pass legislation early in calendar year 2013 raising the federal debt ceiling. If the credit rating of the federal government is downgraded again, it is possible there will be downgrades of state credit ratings as well and, if they occur this could make it more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

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

As of September 30, 2012, we had $522.1 million of floating rate Term B debt outstanding and $19.0 million net borrowings under our senior revolver before giving effect to the interest rate swap agreement. The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 that matures September 30, 2014, in order to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $141.1 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.4 million per annum. If interest rates increase dramatically, we could be unable to service our debt.

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

For the fiscal year ended September 30, 2012, 15% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% applicable for Medicaid Waiver services took effect in Minnesota on July 1, 2009 and, more recently, the state implemented a 1.5% rate cut for both Medicaid Waiver and ICF Services effective September 1, 2011. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Our cost structure optimization efforts may not achieve the cost savings we expect within the anticipated time frame, or at all. Since 2003, our business has grown significantly in size and complexity. This growth has placed, and is expected to continue to place, significant demands on our management, systems, internal controls and financial and physical resources. Our operations are largely decentralized, with many billing and accounting functions being performed at the local level, despite recent initiatives to consolidate our accounts payable and certain other financial and administrative functions. This requires us to expend significant resources maintaining and monitoring compliance at the local level. In addition, we expect that we will need to further develop our financial and managerial controls and reporting systems to support further growth. This will require us to incur expenses for hiring additional qualified personnel, retaining professionals to assist in developing the appropriate control systems and expanding our information technology infrastructure. The nature of our business is such that qualified management personnel can be difficult to find. We are continuing to take actions to optimize our cost structure, including centralizing certain functions and restructuring some of our field functions. To the extent these optimization efforts and any related reductions in force disrupt our operations, there could be an adverse effect on our financial results. If we are unable to manage growth and implement cost structure optimization effectively, it could have a material adverse effect on our results of operations, financial position and cash flows.

Our information systems are critical to our business and a failure of those systems, or a failure to upgrade them when required, could materially harm us.

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

In addition, as we continue to upgrade our systems, we run the risk of ongoing disruptions while we transition from legacy, and sometimes paper-based, systems. Disruptions in our systems could result in delays and difficulties in billing, which could negatively affect our results from operations and cash flows. We may choose systems that ultimately fail to meet our needs, or that cost more to implement and maintain than we had anticipated. Such systems may become obsolete sooner than expected, our payors may require us to invest in other systems, and state and/or federal regulations may impose electronic records standards that we cannot easily address from our existing platform. If we fail to upgrade successfully and cost-effectively, or if we are forced to invest in new or incompatible technology, our financial condition, cash flows and results of operation may suffer.

Our financial results may suffer if we have to write off goodwill or other intangible assets.

A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 58.1% and 62.2% of the total assets on our consolidated balance sheets as of September 30, 2012 and September 30, 2011, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

We may be more susceptible to the effects of a natural disaster or public health catastrophe, compared with other businesses due to the vulnerable nature of our client population.

Our primary clients are individuals with developmental disabilities, brain injuries, or emotionally, behaviorally or medically complex challenges, many of whom would be more vulnerable than the general public in a natural disaster or public health catastrophe. For example, in a flu pandemic, we could suffer significant losses to our client population and, at a high cost, be required to pay overtime or hire replacement staff and Mentors for workers who drop out of the workforce. In a natural disaster, we could be forced to relocate some of our clients on very short notice under treacherous conditions. Accordingly, natural disasters and certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2012, we provided services in 390 owned facilities and 914 leased facilities, as well as in homes owned by our Mentors. We also own one office and lease 259 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by exercising options on leases or by finding alternative space.

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

Item 4. Mine	Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We are an indirect wholly owned subsidiary of NMH Investment. Accordingly, there is no public trading market for our common stock.

Stockholders

There was one owner of record of our common stock as of December 1, 2012.

Dividends

During fiscal 2012 and fiscal 2011, our indirect parent NMH Investment repurchased equity units from employees upon or after their departures from the Company for aggregate amounts of $75 thousand and $1.5 million, respectively. The Company accounted for these repurchases as dividends of $75 thousand and $1.5 million, respectively, up to its indirect parent NMH Investment, which used the proceeds to fund the repurchases.

Also, during fiscal 2011, we paid a dividend of $219.7 million to Parent, which in turn made a distribution of $219.7 million to NMH Holdings, Inc. NMH Holdings used the proceeds of the distribution to (i) repurchase $210.9 million aggregate principal amount of the Senior Floating Rate Toggle Notes due 2014 (the “NMH Holdings notes”) at a premium and (ii) pay related fees and expenses.

We do not anticipate that we will pay any dividends for the foreseeable future apart from dividends as needed to fund the repurchase of equity units from departing employees. Any determination to pay dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors deems relevant. In addition, our current financing arrangements limit the cash dividends we may pay in the foreseeable future. We are restricted from paying dividends to Parent in excess of $15 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes and certain other exceptions.

Equity Compensation Plan Information

The following table lists the number of securities of NMH Investment available for issuance as of September 30, 2012 under the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. For a description of the plan, please see note 19 to the consolidated financial statements included elsewhere in this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	Preferred Units: 21,119.50 A Units: 218,795.03 B Units: 51,538.83 C Units: 54,079.28 D Units: 123,743.47 E Units: - F Units: 1,105,146.99
G Units: -
H Units: 200,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	—	—	Preferred Units: 21,119.50 A Units: 218,795.03 B Units: 51,538.83 C Units: 54,079.28 D Units: 123,743.47 E Units: - F Units: 1,105,146.99 G Units: - H Units: 200,000

Unregistered Sales of Equity Securities

No equity securities of the Company were sold during fiscal 2012; however, the Company’s indirect parent, NMH Investment, did issue equity securities during this period.

The following table sets forth the number of units of common equity of NMH Investment issued during fiscal 2012 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were granted under Rule 701 promulgated under the Securities Act of 1933.

Dates	Title of Securities	Amount	Purchasers	Consideration
January 25, 2012	Class F Common Units	198,024.00	Certain employees	$—
September 20, 2012	Class G Common Units	130,000.00	Certain employees	$—
	Class H Common Units	1,000,000.00	Certain executive officers	$—

Repurchases of Equity Securities

No equity securities of the Company or NMH Investment were repurchased during the fourth quarter of fiscal 2012.

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data as of and for the years ended September 30, 2010, 2011, and 2012 from the historical consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K.

We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2008 and 2009 from the historical consolidated financial statements of the Company and the related notes not included or incorporated by reference in this Annual Report on Form 10-K.

The selected information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes included elsewhere in this report.

	Year Ended September 30,(3)
	2008	2009	2010	2011	2012
Statements of Operations Data:
Net revenue	$918,270	$957,525	$1,011,469	$1,070,610	$1,129,611
Cost of revenue (exclusive of depreciation expense shown separately below)	698,624	731,372	776,656	829,032	880,196
General and administrative expenses	124,887	125,734	133,731	144,516	140,844
Depreciation and amortization	49,416	55,598	56,413	61,901	61,831

Income from operations	45,343	44,821	44,669	35,161	46,740
Management fee of related party	(1,349)	(1,146)	(1,208)	(1,271)	(1,325)
Other expense, net	(791)	(503)	(339)	(159)	1
Extinguishment of debt	—	—	—	(19,278)	—
Gain from available for sale investment security	—	—	—	3,018	—
Interest income	684	193	42	22	332
Interest income from related party	—	1,202	1,921	684	—
Interest expense	(48,947)	(48,254)	(46,693)	(61,718)	(79,445)

Loss from continuing operations before income taxes	(5,060)	(3,687)	(1,608)	(43,541)	(33,697)
Provision (benefit) for income taxes	186	(1,116)	(205)	(14,427)	(19,501)

Loss from continuing operations	(5,246)	(2,571)	(1,403)	(29,114)	(14,196)
Loss from discontinued operations, net of tax	(1,989)	(2,885)	(5,464)	(5,028)	(184)

Net loss	$(7,235)	$(5,456)	$(6,867)	$(34,142)	$(14,380)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$38,908	$23,650	$26,448	$263	$—
Working capital(1)	55,878	47,836	34,904	12,028	25,198
Total assets	1,016,433	995,610	1,015,885	1,010,850	1,044,983
Total debt(2)	513,920	509,976	506,182	784,124	799,895
Shareholder’s equity (deficit)	237,128	223,728	225,133	(31,123)	(44,247)

(1)	Calculated as current assets minus current liabilities.
(2)	Includes obligations under capital leases.

(3)	During fiscal 2010 and 2011, the Company sold its home health business, closed certain Human Services operations in the state of Maryland and closed its Human Services operations in the states of Colorado, Nebraska, New Hampshire and New York. All fiscal years presented reflect the classification of these businesses as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 34 states. We provide residential services to approximately 11,800 clients, some of whom also receive periodic services. Approximately 16,400 clients receive periodic services from us.

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

Historically, pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services, although we did suffer rate reductions during and since the recent recession. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. The majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.

Expansion

We have grown our business through expansion of existing markets and programs as well as through acquisitions.

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and geographical expansion in new markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to incur and fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During fiscal 2012, operating losses on new starts for programs started within the previous 18 months were $7.2 million, as compared to $1.8 million during the prior period. During the quarter ended September 30, 2012, operating losses on new starts for programs started within the previous 18 months were $3.4 million as compared to $0.5 million during the prior period. These increased losses reflect a substantial increase in both the number of new starts and the potential revenue they may generate.

During fiscal 2012, we made substantial investments in our core Human Services business, especially in new start spending, as described above. That spending produced an increase in organic revenue growth but it also had the effect of reducing the Company’s operating margin. We intend to continue this elevated level of new start spending for at least the first two quarters of fiscal 2013, and we expect that this will continue to depress the Company’s operating margin while we do so. Management’s goal is to improve the Company’s operating margin as our newly begun programs stabilize and our new start spending begins to decline.

Acquisitions

As of September 30, 2012, we have completed 34 acquisitions since 2006, including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.

During the twelve months ended September 30, 2012, we acquired five companies complementary to our business in the Human Services segment and two companies in the SRS segment, for a total consideration of $16.5 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. During the twelve months ended September 30, 2012, we derived approximately 87% of our net revenue from state, local and other government payors and approximately 13% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of these contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In such instances, we estimate and record a liability from such excess payments. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.

Expenses

Expenses directly related to providing services are classified as Cost of revenue. Direct costs and expenses principally include salaries and benefits for service provider employees; per diem payments to our Mentors; residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care; certain client expenses such as food, medicine and transportation costs for clients requiring services and professional and general liability expense. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy costs as well as professional expenses such as accounting, consulting and legal services. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.

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

Occupancy costs represent a significant portion of our operating costs. As of September 30, 2012, we owned 390 facilities and one office, and we leased 914 facilities and 259 offices. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expenses totaled 1.0%, 1.0% and 0.5% of our net revenue for fiscal 2012, 2011 and 2010, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. We have incurred professional and general liability expenses of $10.9 million, $10.2 million and $5.2 million for fiscal 2012, 2011 and 2010, respectively. Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. Commencing October 1, 2010, our self-insured retentions and premiums increased dramatically. For claims arising from occurrences between October 1, 2010 and September 30, 2011, we are self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, we have been self-insured for the first $4.0 million of each and every claim without an aggregate limit. These increased costs have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing our claims exposure.

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

For the Year Ended September 30,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2012
Net revenue	$944,145	$185,466	$—	$1,129,611
Income (loss) from operations	79,435	20,376	(53,071)	46,740
Operating margin	8.4%	11.0%		4.1%
2011
Net revenue	$895,134	$175,476	$—	$1,070,610
Income (loss) from operations	77,885	18,434	(61,158)	35,161
Operating margin	8.7%	10.5%		3.3%
2010
Net revenue	$874,528	$136,941	$—	$1,011,469
Income (loss) from operations	80,801	15,356	(51,488)	44,669
Operating margin	9.2%	11.2%		4.4%

Fiscal Year Ended September 30, 2012 compared to Fiscal Year Ended September 30, 2011

Consolidated revenue for the fiscal year ended September 30, 2012 (“fiscal 2012”) increased by $59.0 million, or 5.5%, compared to revenue for the fiscal year ended September 30, 2011 (“fiscal 2011”). Revenue increased $40.2 million from organic growth, including growth related to new programs, and $20.7 million from acquisitions that closed during and after fiscal 2011. The organic revenue growth was partially offset by a reduction in revenue of $1.9 million from businesses we divested during the same period and rate reductions in some states, including Arizona, Florida and Minnesota.

Consolidated income from operations increased from $35.2 million for fiscal 2011 to $46.7 million for fiscal 2012, and our margin increased from 3.3% of revenue to 4.1% of revenue for the same periods.

The increase in our operating margin was primarily due to the non-recurrence of certain expenses incurred during fiscal 2011, namely accelerated stock-based compensation expense, discretionary bonuses, cost structure optimization efforts, and an impairment charge to long-lived assets.

Stock-based compensation expense decreased $3.0 million during fiscal 2012 as compared to fiscal 2011. Although NMH Investment issued equity units to members of management in both 2012 and 2011, most of the Class F Common Units issued in fiscal 2011 were fully vested upon issuance, and previously outstanding and unvested Class B, Class C and Class D Common Units also became vested. The fiscal 2012 Class G and Class H equity issuances will not vest until a liquidity event and/or upon the occurrence of certain investment return conditions. As such, there was no stock-based compensation expense associated with the Class G and Class H issuances in fiscal 2012. Stock-based compensation expense is included in General and administrative expenses in the accompanying consolidated statements of operations.

During fiscal 2012, there was a decrease of $2.4 million in bonus-related costs as compared to fiscal 2011. In connection with the February 2011 Refinancing, discretionary recognition bonuses were given to certain individuals. These bonuses were included in General and administrative expenses in the accompanying consolidated statements of operations.

As compared to fiscal 2011, we also reduced our restructuring costs by $2.2 million in fiscal 2012. These costs are included as part of General and administrative expenses in the accompanying consolidated statements of operations.

In addition, as part of our annual impairment test of indefinite lived intangible assets during fiscal 2011, we concluded that our trade names were impaired by $5.3 million. This impairment charge is included in General and administrative expenses in the accompanying consolidated statements of operations. There was no impairment on our indefinite lived intangible assets during fiscal 2012.

Our operating margin was also positively impacted by a decrease of $4.8 million in workers’ compensation insurance costs and employment practices liabilities claims during fiscal 2012 as compared to fiscal 2011. The decrease is primarily attributable to the change in reserves due to favorable settlement of prior period claims. During fiscal 2011, we recognized more workers’ compensation expense, which resulted in an additional $3.5 million of costs as compared to fiscal 2012. We also recorded an additional $1.3 million due to higher self-insurance reserves for employment practices liability claims in fiscal 2011 as compared to fiscal 2012. The expense relating to workers’ compensation liability and employment practices liability claims are included in Cost of revenue in the accompanying consolidated statements of operations.

The decreased expenses from fiscal 2011 to fiscal 2012 as noted above were partially offset by the increased staffing to strengthen quality and service and rate cuts mentioned above. In addition, we have continued spending on growth initiatives, such as new starts, especially in our Human Services segment. Within this segment, we continue to navigate a shift in market demand for models of service for at-risk youth. Many payors are emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of-home placements, including therapeutic foster care.

During fiscal 2012, operating losses relating to new starts for programs started within the previous 18 months were $7.2 million, as compared to $1.8 million during the prior period.

During fiscal 2012, we also recorded an additional $5.2 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline, of which $4.7 million related to the Human Services segment.

During fiscal 2011, we recorded an additional $19.3 million of expenses related to the February 2011 Refinancing including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the Senior Subordinated Notes, (ii) $7.9 million in connection with the acceleration of deferred financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on our fiscal 2011 consolidated statements of operations as Extinguishment of debt.

Also, during fiscal 2011, we recorded a $3.0 million gain as NMH Holdings repurchased the NMH Holdings notes (which we had purchased on the open market at a discount) from us at a premium to the carrying value. The gain was recorded on our statements of operations as Gain from available for sale investment security.

Interest expense increased by $17.7 million from fiscal 2011 as compared to fiscal 2012, as a result of the February 2011 Refinancing. Our weighted average debt balance increased by $107.9 million and our weighted average interest rate increased from 8.2% during fiscal 2011 to 9.2% for fiscal 2012.

For fiscal 2012, our effective income tax rate was a benefit of 57.9% compared to an effective tax rate benefit of 33.1% for fiscal 2011. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences and net operating losses not benefited. In addition, our effective tax rate for the twelve months ended September 30, 2012 was impacted by a $6.1 million reduction in our reserve for uncertain income tax positions, including interest and penalties, as a result of favorable settlement of audits.

Human Services

Human Services revenue for fiscal 2012 increased by $49.0 million, or 5.5%, as compared to fiscal 2011. Revenue increased $34.2 million from organic growth, including growth related to new programs, and $15.4 million from acquisitions that closed during and after fiscal 2011. The organic revenue growth was partially offset by a reduction in revenue of $0.6 million from businesses we divested during the same period. Modest organic growth was achieved despite the negative impact of rate reductions in some states, including Arizona, Florida and Minnesota.

Income from operations increased from $77.9 million during fiscal 2011 to $79.4 million during fiscal 2012 and operating margin decreased slightly from 8.7% of revenue to 8.4% of revenue for the same periods.

Operating margin was negatively impacted by increased staffing in anticipation of growth opportunities, additional staffing to strengthen quality and service and the rate reductions discussed above. In addition, we have continued spending on growth initiatives, such as new starts. Within this segment, we continue to navigate a shift in market demand for models of service for at-risk youth. Many payors are emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of-home placements, including therapeutic foster care.

The increase in expenses noted above was offset by a $4.0 million decrease in reserves related to workers’ compensation insurance cost and employment practices liability during fiscal 2012 as compared to fiscal 2011 as a result of a change in reserves due to favorable settlement of prior period claims. During fiscal 2011, we recorded an additional $2.9 million due to an increase in workers’ compensation costs as compared to fiscal 2012. Also, during fiscal 2011, we recognized higher self-insurance reserves for employment practices liability claims, which resulted in an additional $1.1 million of expense during fiscal 2011 as compared to fiscal 2012.

During the fiscal 2012, we also incurred an additional $4.7 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline.

In addition, during fiscal 2011, we recorded $3.8 million related to a discretionary cash bonus to direct care workers as compared to $2.5 million in fiscal 2012. This bonus is recorded in cost of revenue in the accompanying consolidated statements of operations.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for fiscal 2012 increased by $10.0 million, or 5.7%, as compared to fiscal 2011. Revenue increased $6.0 million from organic growth, including growth related to new programs, and $5.3 million related to acquisitions that closed during and after fiscal 2011. The organic growth was offset by a reduction in revenue of $1.3 million from businesses we divested during the same period.

Income from operations increased from $18.4 million during fiscal 2011 to $20.4 million during fiscal 2012 and our operating margin improved from 10.5% to 11.0% for the same periods. The increase is primarily due to the increase in revenue stated above. In addition, during fiscal 2012, our workers’ compensation expense decreased by $0.6 million and our employment practices liability expense decreased by $0.2 million as compared to fiscal 2011 as a result of a change in reserves due to favorable settlement of prior period claims. The decrease in expenses was partially offset by an increase of $0.8 million in occupancy expense as a result of acquisitions in this segment.

Corporate

Total corporate expenses decreased by $8.1 million, from $61.2 million for fiscal 2011 to $53.1 million for fiscal 2012, as our expenses for fiscal 2011 included certain costs which did not recur during fiscal 2012.

During fiscal 2011, we recorded an additional $5.3 million expense related to the impairment of our indefinite lived intangible assets that we did not record during fiscal 2012. Additionally, stock based compensation expense decreased by $3.0 million in fiscal 2012 as compared to fiscal 2011. The Company also recorded $2.4 million of discretionary recognition bonuses during fiscal 2011 of which was not recorded in fiscal 2012. The decrease in expenses was partially offset by the increase in staffing and other general and administrative employee-related costs.

Fiscal Year Ended September 30, 2011 compared to Fiscal Year Ended September 30, 2010

Consolidated revenue for fiscal 2011 increased by $59.1 million, or 5.8%, compared to revenue for fiscal 2010. Revenue increased $43.0 million related to acquisitions that closed during and after fiscal 2010 and $16.1 million related to organic growth, including growth related to new programs. Modest organic growth was achieved despite the negative impact of rate reductions in several states, including Indiana, Oregon and Wisconsin.

Consolidated income from operations decreased from $44.7 million or 4.4% of revenue, for fiscal 2010 to $35.2 million or 3.3% of revenue, for fiscal 2011. Our operating margin was negatively impacted by non-cash charges of $8.7 million of expense recorded during fiscal 2011 related to the (i) impairment of our indefinite lived intangible assets and (ii) write-off of assets of under-performing programs, including goodwill and intangible assets.

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

Our operating margin was negatively impacted by an increase in expense relating to professional and general liability retentions and premiums and employment practices liabilities claims of $6.5 million. During fiscal 2011, we recorded higher reserves against higher self-insured retentions and paid higher premiums for professional and general liability insurance, which resulted in an additional $5.0 million of expense compared to fiscal 2010. In addition, we recorded an additional $1.5 million in reserves for employment practices liability claims. The expense relating to professional and general liability retentions and premiums and employment practices liability claims are included in Cost of revenue in the accompanying consolidated statements of operations.

During fiscal 2011, we recorded $6.2 million related to discretionary bonuses. This amount includes the Company’s decision to pay a one-time cash bonus to direct care workers totaling $3.8 million. This bonus is recorded in Cost of revenue in the accompanying consolidated statement of operations. The balance of $2.4 million represents the payment of discretionary bonuses in recognition of individuals’ contributions to enabling the successful closing of the February 2011 Refinancing (the “discretionary recognition bonuses”). The discretionary recognition bonuses are included in General and administrative expense in the accompanying consolidated statement of operations.

Also during the fiscal 2011, we recorded an additional $6.0 million in occupancy expense primarily related to (i) acquisitions in our Post-Acute Specialty Rehabilitation Services segment and (ii) $0.7 million of expense related to a lease termination fee associated with closing an underperforming program in the Human Services segment.

Our operating margin was negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin.

During fiscal 2011, we recorded an additional $3.0 million of stock-based compensation expense compared to fiscal 2010 as we issued new equity units of NMH Investment to members of management and accelerated the vesting of previously outstanding units. We also recorded an additional $2.7 million of expense during fiscal 2011 related to restructuring of certain corporate and field functions.

The decrease in income from operations was partially offset by expense reduction from our on-going cost containment efforts.

During fiscal 2011, we recorded $19.3 million of debt extinguishment expenses related to the refinancing transactions including (i) $10.8 million related to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes, (ii) $7.9 million related to the acceleration of financing costs related to the prior indebtedness and (iii) $0.6 million related to transaction costs. These expenses are recorded on our consolidated statements of operations as Extinguishment of debt.

During fiscal 2011, we recorded a $3.0 million gain as NMH Holdings repurchased the NMH Holdings notes (which we purchased at a discount) from us at a premium to the carrying value. The gain was recorded on our consolidated statements of operations as Gain from available for sale investment security.

Interest expense increased $15.0 million from fiscal 2010 to fiscal 2011, primarily due to an increase in the average debt balance. Our weighted average interest rate remained essentially constant at 8.2% during the fiscal years 2011 and 2010.

The Company sold its home health business, closed certain Human Services operations in the state of Maryland and closed its Human Services operations in the states of Colorado, Nebraska, New Hampshire and New York. The operations of these businesses are included in discontinued operations. Loss from discontinued operations for fiscal 2011 included expenses recorded to close our Human Services business operations in Nebraska, New Hampshire and New York.

Human Services

Human Services revenue increased $20.6 million, or 2.4%, in fiscal 2011 as compared to fiscal 2010. Revenue increased $10.9 million related to acquisitions that closed during and after fiscal 2010 and $9.7 million related to organic growth, including growth related to new programs. Modest organic growth was achieved despite the negative impact of rate reductions in several states, including Indiana, Oregon and Wisconsin.

Income from operations decreased from $80.8 million during fiscal 2010 to $77.9 million during fiscal 2011 and operating margin decreased from 9.2% of revenue to 8.7% of revenue for the same periods.

Operating margin was negatively impacted by a $6.8 million increase in expense related to our higher self-insured retentions, premiums for professional and general liability insurance and increase in reserves for employment practices liability. During fiscal 2011, we recorded an additional $5.5 million related to higher self-insured retentions and paid higher premiums for professional and general liability expense and we recorded an additional $1.3 million related to employment practices liability as compared to fiscal 2010. The expense relating to professional and general liability retentions and premiums and employment practices liability claims are included in Cost of revenue in the accompanying consolidated statements of operations.

We also decided to pay a discretionary cash bonus to direct care workers totaling $3.8 million which is recorded in Cost of revenue in the accompanying consolidated statement of operations. Operating margin was also negatively impacted by rate reductions in several states, including Indiana, Oregon and Wisconsin. In addition, we wrote-off goodwill and intangible assets of underperforming programs which were closed as of September 30, 2011. The total charge was $2.2 million and related primarily to the write-off of intangible assets which was recorded in Depreciation and amortization expense.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue increased $38.5 million, or 28.1%, in fiscal 2011 as compared to fiscal 2010. This increase was due to growth of $32.1 million related to acquisitions that closed during and after fiscal 2010 and $6.4 million related to organic growth, including growth related to new programs.

Income from operations increased from $15.4 million for fiscal 2010 to $18.4 million for fiscal 2011 while operating margin decreased from 11.2% to 10.5% for the same period. Our margin was negatively impacted by a $4.9 million increase in occupancy expense as a result of acquisitions in this segment. In addition, we wrote-off goodwill and intangible assets of underperforming programs which were closed as of September 30, 2011. The total write-off was $1.2 million and included $0.7 million of intangible assets and $0.5 million of goodwill. During fiscal 2011, we recorded an additional $1.1 million related to higher self-insured retentions and paid higher premiums for professional and general liability expense and we recorded an additional $0.2 million related to employment practices liability as compared to fiscal 2010. This expense is included in Cost of revenue in the accompanying consolidated statements of operations.

Corporate

Total corporate expenses increased by $9.7 million from fiscal 2010 to $61.1 million for fiscal 2011. During fiscal 2011, we recorded an additional (i) $5.3 million expense related to the impairment of our indefinite lived intangible assets, (ii) $3.0 million of stock-based compensation expense (iii) $2.7 million related to the restructuring of certain corporate and field administrative functions and (iv) $2.4 million for the payment of discretionary recognition bonuses. Partially offsetting these increases, corporate expenses decreased, as fiscal 2010 included $1.6 million of expense related to a reserve for incurred but not yet reported professional and general liability claims. In addition, corporate expense decreased $1.9 million from fiscal 2010 due to a change in fair value of contingent consideration (earnouts on acquisitions). Finally, corporate expense for fiscal 2010 included an additional $0.9 million in consulting and legal costs related to a transaction which was not completed.

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities and available borrowings under our senior revolver (as defined below), and we have accessed our senior revolver throughout fiscal 2012.

Operating activities

Cash flows provided by operating activities were $29.3 million, $30.2 million, and $71.6 million for fiscal 2012, 2011 and 2010. The decrease in cash flows provided by operating activities from fiscal 2011 to fiscal 2012 was primarily due to an increase in our working capital as our days sales outstanding increased to 52 days at September 30, 2012 from 48 days at September 30, 2011. However, our days sales outstanding has increased recently primarily due to temporary inefficiencies as we continue to centralize certain billing and accounts receivable functions and utilize a new billing and accounts receivable system in certain locations.

The decrease in cash flows provided by operating activities from fiscal 2010 to fiscal 2011 was due to a decrease in operating income primarily from an increase in interest expense as well as an increase in expense from the refinancing transactions (which included $10.8 million attributable to the tender premium and consent fees paid in connection with the repurchase of the senior subordinated notes). In addition, our working capital increased partially due to an increase in our days sales outstanding to 48 days at September 30, 2011.

Investing activities

Net cash used in investing activities was $42.7 million, $82.5 million, and $64.8 million for fiscal 2012, 2011 and 2010, respectively.

Cash paid for acquisitions was $16.5 million, $12.7 million, and $49.3 million for fiscal 2012, 2011 and 2010, respectively. We acquired seven companies in each of fiscal 2012, 2011 and 2010.

Cash paid for property and equipment for fiscal 2012 was $30.0 million, or 2.7% of revenue, compared to $20.9 million, or 2.0% of revenue for fiscal 2011, and $20.9 million or 2.1% of revenue for fiscal 2010. We plan to continue allocating approximately 2.7% of revenue to spending on property and equipment during fiscal 2013. During fiscal 2012, we sold certain real estate assets for total cash proceeds of $2.8 million, which we subsequently leased back.

In addition, during the fiscal 2011, our restricted cash balance increased by $49.9 million primarily due to $50.0 million which was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility (the “institutional letter of credit facility”).

Financing activities

Net cash provided by financing activities was $13.1 million for fiscal 2012 and $26.2 million for fiscal years 2011 as compared to $3.9 million used in financing activities for fiscal year 2010.

Our principal sources of funds are cash flows from operating activities and available borrowings under our senior revolver. Our increased cash interest payments after the February 2011 Refinancing and our investments in our growth initiatives have reduced our liquidity in the business. During fiscal 2012, we borrowed an aggregate of $679.2 million under our senior revolver and repaid $660.2 million during the year. At September 30, 2012, we had $19.0 million of outstanding borrowings and $56.0 million of availability under the senior revolver. However, despite the contractual availability, our leverage covenants could effectively limit our ability to draw on the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under our senior revolver. We expect to continue to draw on the revolver during fiscal 2013 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

Net cash provided by financing activities for fiscal 2011 included the following items related to the refinancing transactions:

(In millions)
Repayment of long-term debt	$(503.5)
Proceeds from the issuance of long-term debt	760.8
Dividend to Parent	(206.4)
Payments of financing costs	(14.4)

See “Debt and Refinancing Arrangements” below for a description of the refinancing transactions.

In addition to the refinancing related items, net cash used in financing activities for fiscal 2011 included an earn-out payment of $3.4 million to the former owners of IFCS, a company that we acquired in fiscal 2009. Also during fiscal 2012 and fiscal 2011, our indirect parent NMH Investment repurchased equity units from employees upon or after their departures from the Company for $75 thousand and $1.5 million, respectively. The Company accounted for these repurchases as dividends of $75 thousand and $1.5 million, respectively, up to NMH Investment which used the proceeds to fund the repurchases. Our financing activities for fiscal 2010 included the repayment of long-term debt of $3.7 million.

Debt and Financing Arrangements

On February 9, 2011, we completed the February 2011 Refinancing, which included entering into a senior credit agreement (the “senior credit agreement”) for senior secured credit facilities (the “senior secured credit facilities”) and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”). We used the net proceeds from the senior secured credit facilities ($520.9 million) and the senior notes ($238.7 million), together with cash on hand, to: (i) repay all amounts owing under our old senior secured credit facilities and our mortgage facility; (ii) purchase $171.9 million of our senior subordinated notes; (iii) pay $9.6 million to NMH Holdings related to a tax sharing arrangement; (iv) declare a $219.7 million dividend to Parent, which in turn made a distribution to NMH Holdings, which used $206.4 million cash proceeds of the distribution to repurchase $210.9 million aggregate principal amount of the NMH Holdings notes at a premium to market value (v) repurchase an additional $13.3 million principal amount of NMH Holdings notes we held as an investment and (vi) pay related fees and expenses.

Senior Secured Credit Facilities

In the February 2011 Refinancing, we entered into senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility (the “term loan”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility and a (ii) $75.0 million five-year senior secured revolving credit facility (the “senior revolver”).

All of our obligations under the senior secured credit facilities are guaranteed by Parent and certain of our existing subsidiaries. The obligations under the senior secured credit facilities are secured by a pledge of 100% of our capital stock and the capital stock of domestic subsidiaries owned by us and any other domestic subsidiary guarantor and 65% of the capital stock of any first tier foreign subsidiaries, and a security interest in substantially all of our tangible and intangible assets and the tangible and intangible assets of Parent and each guarantor. On October 15, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”), to amend and restate the senior credit agreement governing the senior secured credit facilities. The Amendment Agreement converted the existing term loan into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “Tranche B-1 Term Loan”), the proceeds of which were used to prepay the existing term loan. The Amendment Agreement had the effect of lowering the interest rate we pay on the Tranche B-1 Term Loan by 0.5%, by reducing the LIBOR floor from 1.75% to 1.25%.

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

The senior credit agreement contains a number of covenants including, among other things, limitations on the Company’s ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains affirmative covenants and events of default. The senior credit agreement also requires us to maintain certain financial covenants, as described under “Covenants”.

Term loan

The original $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts equal to an amount ranging from 0 to 50% of a calculated amount, depending on our leverage ratio, if we generate certain levels of cash flow, sell certain assets or incur other indebtedness, subject to certain exceptions. We are required to repay the Tranche B-1 Term Loan in quarterly principal installments of 0.25% of the original principal amount, with the balance payable at maturity.

The interest rates under the senior credit agreement were unchanged by the Amendment Agreement, except that the LIBOR floor applicable to borrowings under the Amended and Restated Credit Agreement was reduced by 0.50%. As a result, borrowings under the Amended and Restated Credit Agreement bear interest as follows: (1) in the case of base rate loans, at a rate equal to the greater of (a) the prime rate of UBS AG, Stamford Branch, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to a LIBOR floor of 2.25% per annum), plus 4.25%, and (2) in the case of Eurodollar loans, at the Eurodollar rate (subject to a LIBOR floor of 1.25% per annum), plus 5.25%. At September 30, 2012, prior to the Amendment Agreement, the variable interest rate on the term loan was 7.0%.

Pursuant to the Amendment Agreement, if, prior to October 15, 2013, we prepay or reprice any portion of the Tranche B-1 Term Loan, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

Senior revolver

We had $19.0 million of borrowings and $56.0 million of availability under the senior revolver at September 30, 2012 and had $39.8 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rates for any borrowings under the senior revolver are the same as outlined for the term loan

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the senior revolver.

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

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of September 30, 2012. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter a consolidated leverage ratio of not more than 7.25 to 1.00. This consolidated leverage ratio will step down over time, starting on December 31, 2012 when we will be required to maintain a leverage ratio of not more than 6.75 to 1.00. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter a minimum consolidated interest coverage ratio. This ratio increased to a new ratio of 1.40 to 1.00 at September 30, 2012 and will continue to step up over time. The next step up is on March 31, 2013 when we will be required to maintain a minimum interest coverage ratio of 1.45 to 1.00. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.

As of September 30, 2012, our consolidated leverage ratio was 5.84 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.74 to 1.00, as calculated in accordance with the senior credit agreement. As of September 30, 2012, total debt, net of cash and cash equivalents, was $749.9 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.

Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the senior credit agreement, to net loss for the four fiscal quarters ended September 30, 2012. Beginning in the quarter ended June 30, 2012, we have added back certain additional charges resulting in an increase to consolidated adjusted EBITDA of $7.8 million, as permitted under our senior credit agreement. There may be additional items that are permitted but that we did not include in this calculation, and we may choose to add back additional items in future periods.

(In thousands)
Net loss	$(14,380)
Professional liability claims expense in excess of cash payments	7,174
Operating losses from new starts	6,000
Restructuring expense	753
Stock-based compensation	672
Business optimization expenses	1,174
Franchise taxes, transaction fees, costs, and expenses	112
Acquisition costs	139
Depreciation and amortization	61,831
Non-cash impairment charge	75
Management fee of related party	1,325
Loss on disposal of assets	283
Interest income	(332)
Interest expense	79,445
Benefit for income taxes	(19,501)
Loss from discontinued operations, net of tax	184
Acquired EBITDA — sold entity	(107)
Acquired EBITDA	3,528

Consolidated adjusted EBITDA per the senior credit agreement	$128,375

Set forth below is a calculation of consolidated interest expense for the year ended September 30, 2012, as calculated under the credit agreement:

(In thousands)
Senior subordinated notes	$37,386
Senior term loan	31,250
Interest rate swap agreements	3,221
Unused line of credit	1,361
Capital leases	777
Standby letters of credit	96
Interest income	(332)

Consolidated interest expense per the senior credit agreement	$73,759

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of September 30, 2012:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations(1)	$1,132,969	$92,460	$145,791	$617,374	$277,344
Operating lease obligations(2)	192,775	43,302	65,051	38,840	45,582
Capital lease obligations	8,845	461	1,059	1,265	6,060
Standby letters of credit	39,812	39,812	—	—	—

Total obligations and commitments	$1,374,401	$176,035	$211,901	$657,479	$328,986

(1)	Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at September 30, 2012. As a result of the amendment of the senior credit agreement governing our senior secured credit facilities on October 15, 2012, the LIBOR floor applicable to borrowings under the senior secured credit facilities was reduced by 0.50%.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

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

Stock-Based Compensation

NMH Investment, our indirect parent, adopted an equity-based compensation plan, and issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units, Class E Units, Class F Units, Class G Units, and Class H Units pursuant to such plan. The units are limited liability company interests and are available for issuance to our employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management values the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then used the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. For Class B Units, Class C Units, Class D Units, Class E Units and Class F Units, the estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service periods of the awards. The Class G Units and Class H Units vest upon a liquidity event and/or upon the occurrence of certain investment return conditions, for which the compensation expense will then be recognized in its entirety when probable.

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

Accruals for Self-Insurance

We maintain employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, employment practices liability and professional and general liability programs are based on analyses performed internally by management and may take into account reports by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. Changes in estimates are charged or credited to the consolidated statements of operations in a period subsequent to the change in estimate.

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

As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $522.1 million outstanding to $122.1 million outstanding as of September 30, 2012. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense on the floating rate debt by approximately $1.2 million per annum.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements required by this Item are on pages F-1 through F-37 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officers) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of September 30, 2012, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

Management’s evaluation did not include assessing the internal controls of seven businesses that were acquired by us in purchase business combination transactions during fiscal 2012. The combined financial statements of these companies are included in our consolidated financial statements for the fiscal year ended September 30, 2012, and represented 6.4% of our total assets as of September 30, 2012 and 1.1% of our net revenue for the fiscal year ended September 30, 2012.

(b) Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2012, we continued to transition certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

During the fiscal year ended September 30, 2012, we transitioned certain field general ledger functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our directors and executive officers as of December 1, 2012:

Name	Age	Position
Gregory T. Torres	63	Chairman and Director
Edward M. Murphy	65	Chief Executive Officer and Director
Bruce F. Nardella	55	President and Chief Operating Officer
Denis M. Holler	58	Chief Financial Officer and Treasurer
Robert M. Melia	56	Cambridge Operating Group President
David M. Petersen	64	Redwood Operating Group President
Jeffrey M. Cohen	44	Chief Information Officer
Linda DeRenzo	53	Chief Legal Officer, General Counsel and Secretary
Kathleen P. Federico	53	Chief Human Resources Officer
Dwight D. Robson	41	Chief Public Strategy and Marketing Officer
Chris A. Durbin	47	Director
James L. Elrod, Jr.	58	Director
Pamela F. Lenehan	60	Director
Kevin A. Mundt	58	Director
Guy Sansone	48	Director

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

Gregory T. Torres has served as Chairman of the board of directors since September 2004. He was also the Company’s Chief Executive Officer from January 1996 to January 2005, as well as its President from January 1996 until September 2004. Mr. Torres joined the Company in 1980 as a member of its first board of directors. Prior to joining the Company, Mr. Torres held prominent positions within the public sector, including chief of staff of the Massachusetts Senate Committee on Ways and Means and assistant secretary of human services. Since May 2007, Mr. Torres has been president and chief executive officer of the Massachusetts Institute for a New Commonwealth, known as “MassINC”, an independent, nonpartisan research and educational institute in Boston. Mr. Torres was selected as a director for his knowledge and experience in the human services industry, in the nonprofit, public and private sectors.

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

Bruce F. Nardella was appointed President and Chief Operating Officer in December 2009, after being appointed Executive Vice President and Chief Operating Officer in May 2007. Mr. Nardella joined the Company in 1996 as a state director and in May 2003 he was named President of our Eastern Division. Prior to that, he was a deputy commissioner for the Massachusetts Department of Youth Services.

Denis M. Holler has served as our Chief Financial Officer and Treasurer since May 2007. Mr. Holler was named Senior Vice President of Finance in January 2002 and led the Company’s corporate finance functions through the Merger in 2006. In addition to overseeing all finance functions of the Company, he manages external relationships with our equity sponsor, banking partners and high-yield investors. Prior to joining the Company in October 2000 as Vice President of Financial Operations, Mr. Holler was Chief Financial Officer of the Fortress Corporation.

Robert M. Melia was named Cambridge Operating Group President in March 2011, having joined the Company in November 2007, first as the head of our affiliated employment services business and then as Senior Vice President, Mergers & Acquisitions. Prior to joining the Company, Mr. Melia was employed at Maximus, Inc. from 1998 to 2007, ending as President of the Workforce Services Division. He also served for 12 years in a variety of positions at Massachusetts state agencies.

David M. Petersen served as our Redwood Operating Group President since June 2007. He had been serving as Senior Vice President and President of our Central Division since May 2003. Prior to joining the Company, Mr. Petersen worked for REM beginning in 1972, managing various operations in Minnesota, Montana, North Dakota and Wisconsin.

Jeffrey M. Cohen joined the Company as its Chief Information Officer in November 2011. From 2008 until joining the Company, Mr. Cohen served as Vice President of Information Technology for Magellan Biosciences, a private equity backed medical device company, where he oversaw the strategic transformation of its worldwide IT and communications systems. Prior to that, Mr. Cohen was Director of Information Technology at Biogen Idec, where he was responsible for its ERP, SOX program and ancillary systems for finance, human resources, legal and business development. He started his career at Cambridge Technology Partners, in various consulting roles culminating as a Vice President for its eBusiness practice.

Linda DeRenzo was named our Chief Legal Officer in March 2011, and has served as our General Counsel and Secretary since March 2006. Ms. DeRenzo oversees the litigation and risk management, regulatory, compliance, labor and employment and corporate legal functions. An 18-year business law veteran before joining the Company, Ms. DeRenzo represented high-growth companies and their financiers in a variety of industries including information technology, life sciences and health services. Prior to joining the Company, Ms. DeRenzo was a partner at Testa, Hurwitz & Thibeault, LLP in Boston from 1992 to 2004.

Kathleen P. Federico joined the Company in December 2008 as our Senior Vice President, Human Resources, and was named our Chief Human Resources Officer in March 2011. From 2005 until joining the Company, Ms. Federico served as Senior Vice President, Sales and Human Resources, for World Travel Holdings in Woburn, Massachusetts, and was its Senior Vice President, Human Resources, from 2002 to 2005. Prior to that, she served as Vice President of Human Resources for KaBloom LLC, NE Restaurant Company and Sodexho Marriott Services. Ms. Federico was also Chief Operating Officer for Sheehan Associates, an employee benefits brokerage firm.

Dwight D. Robson was named Chief Public Strategy and Marketing Officer in March 2011 after serving as Vice President of Public Strategy since joining the Company in 2003. He leads the work of the Public Strategy Group, which is responsible for developing and implementing the Company’s agenda with respect to communications, investor relations, marketing and proposal development, and government and community affairs. Mr. Robson’s experience prior to joining the Company includes senior policy and management positions in Massachusetts state government, most recently as Assistant State Treasurer.

Chris A. Durbin was elected to our board of directors in December 2010. He is a Managing Director in the Vestar Resources group of Vestar Capital Partners. Before joining Vestar in 2007, Mr. Durbin was Managing Director of Strategy and Business Development in Bank of America’s Global Wealth and Investment business from 2001 to 2007. Prior to this, he worked at Mercer Management Consulting and Corporate Decisions, Inc., where he designed and implemented growth strategies for clients including several Vestar portfolio companies. Mr. Durbin is currently a director of Triton Container International Limited and DeVilbiss Healthcare. Mr. Durbin was selected as a director for his knowledge and experience in strategy and operations.

James L. Elrod, Jr. joined our board of directors in June 2006. Mr. Elrod is a Managing Director of Vestar Capital Partners, having joined Vestar in 1998. Previously, he was Executive Vice President, Finance and Operations, for Physicians Health Service, a public managed care company. Prior to that, he was a Managing Director and Partner of Dillon, Read & Co. Inc. Mr. Elrod is currently a director of Radiation Therapy Services, Inc. Mr. Elrod was selected as a director for his knowledge and experience in finance and the health care industry.

Pamela F. Lenehan was elected to our board of directors in December 2008. Ms. Lenehan has served as President of Ridge Hill Consulting, a strategy consulting firm, since 2002. Prior to this, Ms. Lenehan was self-employed as a private investor. From 2000 to 2001, she was vice president and chief financial officer of Convergent Networks. From 1995 to 2000, she was senior vice president of corporate development and treasurer of Oak Industries Inc., which was acquired by Corning Inc. in 2000. Prior to that, Ms. Lenehan was a Managing Director in Credit Suisse First Boston’s Investment Banking division and a vice president of Corporate Banking at Chase Manhattan Bank. Ms. Lenehan is currently a member of the boards of directors of Spartech Corporation, where she is also the chair of the Compensation Committee, Monotype Imaging Holdings Inc., where she is a member of the Audit Committee and chair of the Management Development and Compensation Committee, and American Superconductor Corporation, where she chairs the Audit Committee. From 2001 to 2007, she was a member of the board of directors of Avid Technology and at various times chair of the board, chair of the Audit Committee and a member of the Compensation Committee. Ms. Lenehan was selected as a director for her knowledge and experience in finance and strategy and holds a Masters Professional Director Certification from the American College of Corporate Directors, a national public company director education organization.

Kevin A. Mundt joined our board of directors in March 2008. He is a Managing Director at Vestar Capital Partners, and is President of the Vestar Resources group. Before joining Vestar in 2004, Mr. Mundt spent 23 years as a strategy and operations consultant specializing in consumer products, retailing and multi-point distribution, as well as healthcare and industrial marketing. For 11 of those years, Mr. Mundt was a strategic adviser to Vestar, and served on the boards of several Vestar portfolio companies. He began his consulting career at Bain and Company, and went on from there to co-found Corporate Decisions, Inc. When that firm was acquired by Marsh and McLennan, Mr. Mundt became a Managing Director of Marsh and McLennan’s financial consulting arm, Mercer Oliver Wyman. Mr. Mundt is currently a Director and serves on the Compensation Committee of Del Monte Foods and The Sun Products Corp., companies in which Vestar or its affiliates have a significant equity interest. In addition, Mr. Mundt is a member of the President’s Leadership Council at Brigham & Women’s Hospital and a member of the Corporation of Brown University. He is also a past director of Medimedia USA, Inc., Solo Cup Company, Fiorucci Foods, Birds Eye Foods, Sunrise Medical and Duff & Phelps. Mr. Mundt was selected as a director for his knowledge and experience in strategy and operations.

Guy Sansone was elected to our Board of Directors in December 2009. Mr. Sansone is a Managing Director at Alvarez & Marsal in New York and serves as head of its Healthcare Industry Group. Over the past 20 years, he has invested in and consulted as an executive to numerous companies, focusing on developing and evaluating strategic and operating alternatives designed to enhance value. While at Alvarez & Marsal, Mr. Sansone served as Chief Executive Officer and Chief Restructuring Officer at Saint Vincent Catholic Medical Centers in New York from October 2005 to August 2007 and as interim Chief Financial Officer of HealthSouth Corporation from March 2003 to October 2004, among other positions. He most recently served as Chief Restructuring Officer for Erickson Retirement Communities, which filed for bankruptcy protection in October 2009. Mr. Sansone is currently a director of NextCare Urgent Care and was a director of Rotech Healthcare, Inc. from March 2002 to August 2005. Mr. Sansone was selected as a director for his knowledge and experience in strategy and operations, with an emphasis on the health care industry.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees, including our principal executive officers and our principal financial and accounting officer. The MENTOR Network Code of Conduct is publicly available on our website at www.thementornetwork.com, via a link from our “Quality” page under the tab “Compliance”. If we make any substantive amendments to the Code, or grant any waiver from a provision of the Code to our principal executive officers, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

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

Compensation Discussion and Analysis

General Overview. The Company is an indirect wholly owned subsidiary of NMH Investment. NMH Investment is beneficially owned by Vestar and certain affiliates, certain of our directors and members of our management team. The Company’s board of directors consists of representatives of Vestar (Chris Durbin, James Elrod Jr. and Kevin Mundt) and representatives of management (Gregory Torres and Edward Murphy), as well as two outside directors (Pamela Lenehan and Guy Sansone). Messrs. Elrod, Durbin and Sansone serve as the members of the Company’s Compensation Committee, and Mr. Durbin is the Committee’s chairman.

In connection with the Company’s acquisition by Vestar on June 29, 2006 (the “Merger”), the Company entered into an amended and restated employment agreement with its Chief Executive Officer, Edward Murphy. It also entered into severance agreements with its other named executive officers, Bruce Nardella, the Company’s President and Chief Operating Officer, Denis Holler, the Company’s Chief Financial Officer, David Petersen, President of the Redwood Operating Group, and Linda DeRenzo, the Company’s Chief Legal Officer, and, subsequently upon his hire, Robert Melia, President of the Cambridge Operating Group. The compensation paid to Mr. Murphy reflects negotiations at the time of the Merger. Messrs. Holler, Nardella, Petersen and Melia and Ms. DeRenzo have all received raises since the Merger, upon being promoted or otherwise. Also in connection with the Merger, or after joining the Company, most of the Company’s executive officers invested in the Preferred Units and Class A Common Units of NMH Investment. As of September 30, 2012, the Company’s executive officers (including the named executive officers) have invested approximately $3.0 million. The Company’s executive officers also hold earned equity in NMH Investment.

Compensation Policies and Practices. The primary objectives of our executive compensation program are to:

•	attract and retain top executive talent;

•	achieve accountability for performance by linking annual cash incentive awards to achievement of measurable performance objectives; and

•	align short and longer-term incentives with equity value creation.

Our executive compensation programs are designed to encourage our executive officers to operate the business in a manner that best serves our clients, payors and other public partners, as well as our employees, thereby enhancing equity value. They do this by awarding a significant portion of our executives’ overall compensation based on the Company’s financial performance, specifically, revenue and achievement of earnings before interest, taxes, depreciation and amortization, or EBITDA (with certain adjustments). Our compensation philosophy provides for a direct relationship between compensation and the achievement of our goals and seeks to include management in upside rewards.

We seek to achieve an overall compensation program that provides foundational elements such as base salary and benefits, as well as an opportunity for variable incentive compensation that constitutes a significant portion of an executive officer’s annual compensation in order to drive the Company’s achievement of performance goals.

The Company’s executive compensation program is overseen by the Compensation Committee (the “Committee”) of the Company’s Board of Directors. The role of the Committee is, among other things, to review and approve salaries and other compensation of the executive officers of the Company, to review and recommend equity grants under NMH Investment’s equity plan, and to review and approve payments under the annual cash incentive plan in which the executive officers participate. During fiscal 2012, the Wilson Group (“Wilson”), a boutique consulting firm that specializes in designing compensation programs that drive organizational performance, conducted an extensive competitive analysis and review of certain compensation elements for executives. The Committee considered their recommendations and approved certain changes to executive compensation.

Elements of Compensation. Each element of the executive compensation program works to fulfill one or more of the objectives of the program. The elements of our compensation program are as follows:

•	base salary;

•	annual cash bonus incentives;

•	long-term incentive compensation in the form of equity-based units, including equity units which vest upon the achievement of certain investment returns by Vestar Capital Partners;

•	deferred compensation;

•	severance benefits and equity vesting upon a change in control; and

•	other benefits.

Base salaries for our executive officers are designed to recognize the contributions of our senior management team and provide a stable source of income in line with the market for comparable positions. Our annual bonuses are designed to reward executive officers for achievement of business performance, primarily EBITDA (with certain adjustments) and revenue. In addition, we consider quality of services managed and work performed by the executive officers. Our equity component of compensation, in the form of equity units in NMH Investment, is designed to reward equity value creation over a longer period of time. Set forth below is a description of our recent executive compensation study, and a description of each element of our executive compensation package, including why we have chosen to pay the element, how we determine the amount to be paid and how each compensation element fits into our overall compensation objectives.

Executive Compensation Study. With the approval of the Compensation Committee, in fiscal 2012 the Company retained the Wilson compensation consulting firm to evaluate our executive compensation program. Wilson conducted an extensive analysis of the competitiveness and appropriateness of the Company’s cash and equity executive compensation opportunity and made recommendations based on this analysis. Wilson conducted interviews with senior management and members of the Compensation Committee, reviewed market data from multiple commercial survey sources and reviewed public company peer group data. Set forth below is the public company peer group that Wilson used in fiscal 2012 to evaluate compensation. The companies were chosen based on industry (health and human services), and size (revenue and number of employees) as of their then-most recent SEC filings. There were 17 US-based companies, with a median revenue of $1.48 billion and a median employee population of 18,800. Wilson’s report provided publicly available compensation data for four of the named executive officer positions: the Chief Executive Officer, the President and Chief Operating Officer, the Chief Financial Officer and the Chief Legal Officer.

Name of Company	Revenue (In thousands)	Employees
Amsurg Corp.	$710,409	3,100
Bioscrip, Inc.	$1,638,623	2,589
Emeritus Corp.	$1,007,065	29,300
Five Star Quality Care, Inc.	$1,240,728	22,500
Gentiva Health Services, Inc.	$1,447,029	18,950
HealthSouth Corp.	$1,999,300	23,000
Healthways, Inc.	$695,974	2,800
Lincare Holdings Inc.	$1,669,205	10,225
Mednax, Inc.	$1,401,559	6,270
National Healthcare Corp.	$701,594	12,760
Providence Service Corp.	$879,697	10,309
Psychiatric Solutions, Inc.	$1,805,361	23,000
Rehabcare Group, Inc.	$1,329,443	18,800
Res-Care, Inc.	$1,579,255	45,700
Skilled Healthcare Group, Inc.	$820,238	9,736
Sun Healthcare Group, Inc.	$1,906,861	29,922
Sunrise Senior Living, Inc.	$1,409,501	31,700

Wilson reviewed base salary, annual cash bonus incentives and long-term incentive compensation in the form of equity-based units of executive officers in the public company peer group, and presented its findings to the Compensation Committee and to the Board of Directors in executive session. Wilson recommended that the Company: (i) increase the base salaries of its executive officers, to align them more closely with median salaries for comparably situated executive officers, and (ii) issue additional equity to the executive officers in order to more tightly align management and equity sponsor interests in creating stockholder value. Wilson did not recommend changes to the annual cash bonus incentives, and it was not asked to review the other elements of executive compensation.

Base Salary. Base salary provides executives with a fixed amount of compensation paid on a regular basis throughout the year. The Committee’s charter charges the Committee with reviewing and determining each executive’s base salary on an annual basis. The named executive officers’ base salaries were reviewed in December 2012 as required by the Committee’s charter. Wilson found that base salaries were significantly under market at the executive officer level and recommended increases to raise each named executive officer’s base salary to align them more closely with the median salary of their respective counterparts at companies in the public company peer group and in comparison to commercial survey data, in order to remain competitive for executive talent. The Operating Group Presidents’ salaries were increased based on commercial survey data and relative to the other executive officers and the respective size of the business each one manages. Based on its recommendations, the salaries of the named executive officers will increase effective January 1, 2013, as follows: Mr. Murphy’s salary is being increased from $350,000 to $500,000; Mr. Nardella’s salary from $302,500 to $400,000; Mr. Holler’s salary from $285,000 to $335,000; Mr. Petersen’s salary from $270,000 to $320,000; Mr. Melia’s salary from $260,000 to $300,000; and Ms. DeRenzo’s salary from $250,000 to $285,000. Mr. Murphy’s prior base salary increase was effective upon the Merger in fiscal 2006, and Mr. Nardella’s prior base salary increase was effective upon his promotion to President and Chief Operating Officer in fiscal 2010. The remaining four named executive officers last received increases during fiscal 2011.

Annual Incentive Compensation. In addition to base salary, each named executive officer participates in The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, an annual cash incentive plan, which constitutes the variable, performance-based component of an executive’s annual cash compensation. The objective of this element of executive compensation is to drive individual performance and the achievement of organizational goals, particularly those pertaining to the provision of quality services. The plan provides the executive officers with the opportunity to earn significant annual cash bonuses. Wilson did not recommend any changes to the incentive compensation plan because, assuming adequate salaries, the payout opportunities were deemed adequate compared with survey data and with data for similarly situated executive officers at companies in the public company peer group. The payout opportunities and the plan were left unchanged. For fiscal 2012, the incentive compensation payout opportunity at threshold, target and maximum performance levels was as follows:

Officers	Threshold payout (% of base salary)	Target payout (% of base salary)	Maximum payout (% of base salary)
Mr. Murphy	50.0	100.0	150.0
Mr. Nardella	37.5	75.0	112.5
Messrs. Holler, Petersen and Melia and Ms. DeRenzo	25.0	50.0	75.0

The annual incentive plan for fiscal 2012 was structured to provide incentive compensation based upon the Company’s and/or relevant Operating Group’s attainment of certain financial targets for fiscal 2012, which were set by the Compensation Committee, and performance on scorecard metrics. The Compensation Committee approves all payouts for executive officers under this plan.

The calculation of awards under the plan followed a three-step process in fiscal 2012.

First, a “potential payout” was calculated. As in prior years, the potential payout was based on achievement of revenue and adjusted EBITDA goals, adjusted to exclude the revenue and costs relating to companies that were acquired for more than $3 million during fiscal 2012, certain new program starts that were identified at the beginning of fiscal 2012, and operations identified as Discontinued operations in our financial statements, as well as certain additional operations that were closed or sold during fiscal 2012. In fiscal 2012, adjusted EBITDA was weighted 50 percent and revenue was weighted 50 percent for all participants in the plan. In prior years, the weighting had been 75 percent for adjusted EBITDA and 25 percent for revenue. The movement towards revenue for fiscal 2012 reflects the shift in strategic emphasis to promoting organic growth in addition to profitability. For each of the Operating Group Presidents, Mr. Petersen and Mr. Melia, the Company’s consolidated performance on these two measures was weighted 25 percent, and the Operating Group’s revenue performance was weighted 75 percent, in order to emphasize and reward expansion and performance of the relevant business organization that each of them manages. Potential payouts for the rest of the named executive officers were calculated based on the Company’s consolidated Adjusted EBITDA and revenue results.

In December 2011, the Committee approved the following financial targets for fiscal 2012:

	Target Revenue	Target Adjusted EBITDA
Company	$1.116 billion	$118.6 million
Cambridge Operating Group	$346.2 million	$49.7 million
Redwood Operating Group	$588.7 million	$82.4 million

The Committee chose these targets as profitability continues to be a major objective of the Company, while the focus on revenue is meant to incentivize management to expand the Company’s overall business in order to grow its EBITDA.

In the case of the named executive officers other than the Operating Group Presidents, the potential payout ranges from 50% of target for achievement of 92.5% of the Adjusted EBITDA or revenue goals, to 150% of target for achievement of 107.5% of the Adjusted EBITDA or revenue goals. For the Operating Group Presidents, Mr. Petersen and Mr. Melia, the portion of the potential payout that is based on Operating Group performance ranges from 50% of target for achievement of 92.5% of organizational unit revenue goals and 150% of target for achievement of 104.0% of organizational unit revenue goals. The revenue goal is designed to reward and emphasize organic growth by the respective Operating Group each one manages. Payouts for performance levels between threshold and target, and between target and maximum, are calculated proportionately. This year, the Company’s and the Redwood Operating Group’s performance were close to the financial goals. The Cambridge Operating Group was further behind in meeting its financial goals. Performance on the respective goals for fiscal 2012 was as follows:

	Actual Revenue	Actual Adjusted EBITDA
Company	$1.113 billion	$117.4 million
Cambridge Operating Group	$337.5 million	$45.6 million
Redwood Operating Group	$594.4 million	$86.7 million

As a result of this performance, Mr. Petersen was potentially eligible to receive 110.40% of his target payout based on achievement toward the targets by the Company and in excess of the targets by Redwood. Mr. Melia was potentially eligible to receive 23.98% of his target payout, based on the Company’s performance, as the Cambridge Operating Group did not meet the thresholds for minimum payout. The remaining named executive officers were potentially eligible to receive 95.93% of the payout that was achievable had the Company-wide targets been met.

Second, one-half of the potential payout was subject to reduction or forfeiture based on the results of a participant’s performance scorecard. Under the plan in fiscal 2012, a scorecard could contain up to five measurable objectives to be achieved over the course of the fiscal year. Each objective on the scorecard had a corresponding percentage weighting, and the total of all of the percentages on the scorecard totaled 100%. If a participant achieved a score of 100% on his or her scorecard, then he or she could receive 100% of the potential payout that was based on adjusted EBITDA and revenue achievement. If the participant achieved a score of less than 100% on his or her scorecard, then one-half of the potential payout would have been reduced proportionally by the individual’s scorecard result. A participant could also receive no incentive payout, notwithstanding the potential payout calculation or individual scorecard results, if he or she engaged in exceptionally poor conduct or poor performance during the fiscal year

In fiscal 2012, the named executive officers shared a common performance scorecard, with the following three goals: make progress on the Company’s quality agenda by demonstrating overall year-over-year improvement in the three principal quality metrics that the Company reports internally; increase year over year organic revenue by at least 3%; and meet or exceed the investment goal for new starts that was embedded in the fiscal 2012 operating plan. The quality goal was included because it reinforces our primary mission of providing high-quality services to individuals with disabilities and other challenges and because management strongly believes that service, quality and growth are inextricably linked, with service outcomes and the satisfaction of those we serve and our payor and referral sources driving our ability to maintain existing levels of service and expand our operation by receiving additional referrals and winning new contracts. The organic growth and new start goals were included to complement the Company-wide revenue goal of expanding the Company’s business through organic growth. For purposes of this scorecard, organic revenue was revenue including revenue from all new starts and excluding revenue from acquisitions completed during fiscal 2012. Each goal was weighted equally, at 33.33%, and the Compensation Committee determined in December 2012 that each goal had been met and each named executive officer achieved a score of 100% on his or her scorecard. Because all three performance objectives were achieved, Mr. Petersen was eligible to receive 110.40% of his target payout; Mr. Melia was eligible to receive 23.98% of his target payout; and the remaining named executive officers were eligible to receive 95.93% of their respective payouts.

Third, each participant may receive additional discretionary incentive compensation. In the case of executive officers, discretionary incentive compensation is determined by the Chief Executive Officer and approved by the Compensation Committee. In fiscal 2012, Mr. Melia received a discretionary award of $60,000, added to his calculated bonus as described above, in recognition of his leadership in enhancing service quality within the Cambridge Operating Group and positioning Cambridge for future growth and expansion. None of the other named executive officers received a discretionary award for fiscal 2012.

On December 20, 2012, the Company amended and restated The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, effective October 1, 2012. The amended and restated plan applies to fiscal years beginning with fiscal 2013. Two changes were made. First, the scorecard element was eliminated from the plan in order to simplify plan administration. Instead of the scorecard, named executive officers (except for the Chief Executive Officer) will be assessed by the Chief Executive Officer on the individual quality of their work (which, for Operating Group Presidents, includes the services delivered by their organizations and which for all executive officers includes workforce management and employee engagement). The Chief Executive Officer’s work will be assessed by the Compensation Committee. This assessment may result in a downward adjustment of up to 50% of their payout. Second, the payout scale for the Operating Groups has also been modified to reflect the payout of maximum incentive compensation at a lower percentage of the target. The maximum payout of 150% will be payable for achievement of 104% of the adjusted EBITDA target, as well as for 104% of the revenue target. This change is intended to motivate operations leaders to focus equally on margin and revenue growth when they are undertaking new business ventures. The payout scales for the Corporate roles are unchanged. That is, the maximum payout of 150% is payable for achievement of 107.5% of the adjusted EBITDA and revenue targets.

Equity-Based Compensation. Long-term incentive compensation is provided in the form of non-voting equity units in the Company’s indirect parent company, NMH Investment, pursuant to the NMH Investment 2006 Unit Plan. The plan allows certain officers, employees, directors and consultants of the Company to participate in the long-term growth and financial success of the Company through acquisition of equity interests in NMH Investment, including Class B, Class C, Class D, Class E, Class F, Class G and Class H Common Units of NMH Investment. The purpose of the plan is to promote the Company’s long-term growth and profitability by aligning the interests of the Company’s management with the interests of the ultimate parent of the Company and by encouraging retention.

As part of the Merger, a pool of units had been set aside for management employees, including the named executive officers, and granted to executive officers during the second quarter of fiscal 2007. Messrs. Holler and Nardella received additional grants of B, C and D Common Units during fiscal 2007 in recognition of their promotions, and all of the named executive officers received subsequent grants of B, C and D Common Units during the fourth quarter of fiscal 2008. All of the B, C and D Units that had been unvested became vested during fiscal 2011 concurrently with the creation of a new pool of Class F Common Units. In June 2011, the F Units were issued to management employees, including the named executive officers. The F Units were 75% vested with respect to the named executive officers upon issuance in 2011, based on the fact that their respective hire dates were before December 31, 2008. The remaining 25% vested on December 15, 2012. The earned equity program was designed to motivate management to achieve financial results that would enhance the valuation of the Company upon a sale of the Company or other liquidity event. Pursuant to the terms of NMH Investment’s limited liability company agreement, holders of the Class B, C, D and F Units would receive distributions representing 10% of the total increase in common equity value upon a sale or other liquidity event involving NMH Investment.

Consistent with Wilson’s recommendation in fiscal 2012 and following numerous conversations between the Chief Executive Officer and members of the Board of Directors in which equity compensation was considered and discussed, NMH Investment decided to grant earned equity to the executive officers and certain other senior leaders of the Company. On August 13, 2012, a new pool of Class G Common Units and Class H Common Units was created and on September 20, 2012, 1,000,000 Class H Common Units were issued to the named executive officers and other executive officers and 130,000 Class G Common Units were issued to non-executive employees and one executive officer. The Compensation Committee designed the Class H Common Units to have the potential to more tightly align management and equity sponsor interests in creating shareholder value. The Class H Common Units vest upon a sale of the Company and may receive up to 5.0% (or as little as 0.0%) of the increase in common equity value upon the sale of the Company, depending upon the multiple of investment received by Vestar and its affiliates. However, upon an initial public offering of the Company, the management committee of NMH Investment may convert the Class H Common Units into options of equivalent value if and to the extent Vestar and its affiliates achieve a certain multiple of investment. The Class G Common Units will share any common equity appreciation pro rata with the Class A Common Units, within a range from 84.9235% (assuming the Class H Common Units receive the full 5.0%) to 89.9190% (assuming the Class H Common Units do not vest) of the increase in common equity value upon a sale or other liquidity event. The B, C, D and F Units will continue to receive 10% of the equity appreciation upon a sale or other liquidity event involving NMH Investment.

If an executive’s employment is terminated, NMH Investment may repurchase the executive’s B, C, D and F Units, and all unvested Class H Units will be forfeited (or Class G Units, as applicable). Class B, C, D and F Units that are already vested will be purchased for fair market value, except in the case of a termination for cause. In the case of a termination for cause, the Units would be purchased at cost (or forfeited with no payment, in the case of the F Units and H Units, or Class G Units, as applicable). If an executive officer’s employment is terminated due to death, disability or retirement prior to the earlier of (i) an initial public offering by or involving NMH Investment or any of its subsidiaries or (ii) a sale of the Company, the named executive officer and each of his or her permitted transferees (collectively, the “NEO group”) has the right, subject to certain limitations, for 45 days following the six month anniversary of his or her termination, to sell to NMH Investment, on one occasion, a number of Class F Common Units equal to a specified percentage (the “specified percentage”) of the total number of Class F Common Units held by the NEO group, at a purchase price equal to fair market value (the “put right”). In order to exercise this put right, the NEO group will also be required to simultaneously sell to NMH Investment a number of Class B, C and D Common Units equal to the specified percentage of the total number of such Class B, C and D Common Units held by the NEO group. The specified percentages for each of the named executive officers are as follows: Mr. Murphy, 38.15%; Mr. Nardella, 52.23%; Mr. Holler, 65.29%; Mr. Petersen, 59.37%; Mr. Melia, 30.06%; and Ms. DeRenzo, 75.26%.

The plan is administered by the Compensation Committee which recommends awards to the management committee of NMH Investment. The management committee determines, among other things, specific participants in the plan as well as the amount and value of any units awarded. In recommending the equity grants for the executive officers, the Compensation Committee considered the recommendation of Wilson regarding the terms of the equity and developed the actual terms after extensive discussions with management. The Compensation Committee considered and adopted the recommendations of Mr. Murphy regarding the respective allocations to the executive officers. Mr. Murphy’s recommendations were based on each executive officer’s position and level of responsibility relative to the other executive officers.

Deferred Compensation. Under the National Mentor Holdings, LLC Executive Deferred Compensation Plan, the named executive officers receive an allocation to their account based on a percentage of base salary, as follows: Mr. Murphy, 13%; Mr. Nardella, 12%; Mr. Holler, 11%; and Mr. Petersen, Mr. Melia and Ms. DeRenzo, 9%. These allocations are made as of the end of the plan year, December 31, for service rendered during the prior fiscal year. The balances earn a return, which for plan years 2012, 2011 and 2010, was a fixed rate of 6%. The plan is an unfunded, nonqualified deferred compensation arrangement, which provides deferred compensation to the executive officers. We may make additional discretionary allocations to the plan, although we did not do so in fiscal 2012. A participant’s account balance is 100% vested and non-forfeitable and will be distributed to a participant following his or her retirement or termination from the Company, disability or death, or at the Company’s direction under certain circumstances.

A 401(k) plan is available to eligible employees, including the named executive officers. Under the plan, we may make an annual discretionary matching contribution and/or profit-sharing contribution. To supplement the

401(k) plan, the National Mentor Holdings, LLC Executive Deferral Plan is available to highly compensated employees (as defined by Section 414(q) of the Internal Revenue Code), including the named executive officers. Participants may contribute up to 100% of salary and/or incentive compensation bonus earned during the plan year. This plan is a nonqualified deferred compensation arrangement and is coordinated with our 401(k) plan so as to maximize a participant’s contributions and the Company’s matching contributions to the 401(k) plan, with the residual remaining in the Executive Deferral Plan. Amounts contributed to the 401(k) and/or Executive Deferral Plan are matched by the Company up to 1.5% of base salary. Distributions are made upon a participant’s termination of employment, disability, death, retirement or at a time specified by the participant when he or she makes a deferral election. Participants can elect to have distributions made in a lump sum or in monthly installments over a five-year period. A specific-date election may be made only in a lump sum. We have established a grantor trust to accumulate assets to provide for the obligations under the plan. Any assets of the grantor trust are subject to the claims of our general creditors.

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

If any of the named executive officers terminates employment, for any reason other than by the Company for cause, he or she would be entitled to receive fair market value for his or her B, C, D and F units, the final 25% of which vested on December 15, 2012. Under each executive officer’s management unit subscription agreement, NMH Investment has the right to repurchase the units upon termination of employment. Fair market value is as determined in good faith by the management committee of NMH Investment (valuing the Company and its subsidiaries as a going concern, disregarding any discount for minority interest or marketability of the units).

In addition, upon a change in control of the Company, the Class H Common Units will vest immediately. The Company believes that this accelerated vesting could align the interests of the named executive officers with the interests of the indirect parent of the Company in the event of a sale of the Company by encouraging the named executive officers to remain with the Company and enhancing their focus on the Company during a sale of the Company.

Other Benefits. The named executive officers are entitled to participate in group health and welfare benefits on the same basis as all regular, full-time employees. These benefits include medical, dental, vision care, flexible spending accounts, term life insurance, short-term and long-term disability insurance and an employee assistance program. In addition, all employees, including the executive officers, have the option of purchasing supplemental group term life insurance for themselves as well as coverage for their spouses and dependent children. Executive officers may also elect to receive Company-paid parking and supplemental disability insurance and long-term care insurance, with the premiums, plus gross-up for tax liability, paid for by the Company.

Compensation Risk. The Compensation Committee has considered the compensation policies and practices throughout the Company to assess the risks presented by such policies and practices. Based on this review, we have determined that such policies and practices are not reasonably likely to have a material adverse effect on the Company. In reaching this determination, we have taken into account the following design elements of our compensation programs and policies and practices: mixture of cash and equity opportunities, use of performance-based pay vehicles, use of financial metrics that are easily capable of review and avoidance of uncapped rewards.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Respectfully submitted,

Chris A. Durbin (Chairman)

James L. Elrod Jr.

Guy Sansone

Fiscal 2012 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)(a)	Bonus ($)(b)	Equity Awards ($)(c)	Non-Equity Incentive Plan Compensation ($)(d)	Nonqualified Deferred Compensation Earnings ($)(e)	All Other Compensation ($)(f)	Total ($)
Edward M. Murphy	2012	350,000	—	—	335,760	11,217	68,092	765,068
Chief Executive Officer	2011	350,000	175,000	715,270	302,406	4,585	112,526	1,659,787
	2010	350,000	—		247,146	2,885	42,195	642,226
Bruce F. Nardella	2012	302,500	—	—	217,644	47,829	48,097	616,070
President and Chief	2011	302,500	150,000	464,730	196,025	3,204	77,535	1,193,994
Operating Officer	2010	297,634	—		160,203	6,549	33,668	498,054
Denis M. Holler	2012	285,000	—	—	136,702	73,353	43,318	538,373
Chief Financial Officer	2011	280,962	135,000	362,730	123,123	3,110	72,653	977,578
and Treasurer	2010	275,000	—		97,093	18,433	29,589	420,115
David M. Petersen	2012	270,000	—	—	149,041	17,192	36,600	472,833
President, Redwood	2011	265,833	112,000	321,076	116,643	3,096	59,157	877,805
Operating Group	2010	260,000	—		92,702	5,041	22,888	380,631
Robert M. Melia	2012	260,000	60,000	—	31,178	1,949	28,379	381,506
President, Cambridge	2011	251,923	100,000	339,213	112,323	2,740	131,578	937,777
Operating Group
Linda DeRenzo	2012	250,000	—	—	129,914	4,042	33,351	417,307
Chief Legal Officer, General	2011	243,942	108,500	244,809	108,003	1,880	73,517	780,651
Counsel and Secretary

(a)	Includes individual’s pre-tax contributions to health plans and contributions to retirement plans.
(b)	Mr. Melia’s fiscal 2012 non-equity incentive compensation was increased by $60,000 in recognition of his accomplishments in service quality positioning Cambridge for future growth. During fiscal 2011, all the named executive officers received discretionary recognition bonuses, and Ms. DeRenzo received an additional $8,500 bonus as part of a retroactive salary adjustment.
(c)	Figures represent respective grant date fair value of the Class H Common Units and Class F Common Units awarded during fiscal 2012 and fiscal 2011, respectively, under the NMH Investment, LLC Amended and Restated 2006 Unit Plan (as amended) in accordance with Accounting Standards Codification Topic 718 (ASC 718, formerly FAS 123R). Please refer to Note 19 in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation expense of our equity awards. The figures in this column also represent the value of the Class H Common Unit awards at the grant date assuming that the highest level of performance conditions will be achieved, in accordance with an analysis performed as of September 30, 2012.

(d)	Represents cash bonuses under The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan.
(e)	Represents earnings in excess of the applicable federal long-term rate under the Executive Deferred Compensation Plan and the Executive Deferral Plan.
(f)	Represents Company contributions to the Executive Deferred Compensation Plan and the Company match on executive contributions to the 401(k) plan and Executive Deferral Plan, which has been estimated for fiscal 2012 in advance of the actual determination. The fiscal 2011 and 2010 amounts in this column were estimated at the time and have not been restated, as any differences were immaterial. Also included are Company paid parking, tax gross-ups for Company paid parking, imputed income on group term life insurance premiums and Company contributions for supplemental disability insurance and long-term care insurance premiums available to the executive officers. During fiscal 2011, Mr. Melia also received a payment of $83,276 in connection with the sale of a business by an affiliate of the Company. For fiscal 2012, the components of All Other Compensation were as follows:

	Company Contributions to Executive Deferred Compensation Plan ($)	Company Match on Contributions to 401(k) and Executive Deferral Plan ($)	Company Paid Parking ($)	Gross-ups ($)	Group Term Life Insurance ($)	Supplemental Disability Insurance ($)	Long-Term Care Insurance ($)
Edward M. Murphy	45,500	3,731	1,350	628	3,517	5,563	7,803
Bruce F. Nardella	36,300	3,731	1,350	628	1,191	2,313	2,584
Denis M. Holler	31,350	3,731	1,350	628	1,248	2,565	2,446
David M. Petersen	24,300	3,731	—	—	1,742	3,652	3,175
Robert M. Melia	23,400	—	—	—	1,115	2,399	1,465
Linda DeRenzo	22,500	3,731	1,350	628	568	2,162	2,412

Grants of Plan-Based Awards in Fiscal 2012

Estimated Possible Payouts Under Non-Equity Incentive Plan

Name	Threshold(a) ($)	Target(a) ($)	Maximum(a) ($)
Edward M. Murphy	175,000	350,000	525,000
Bruce F. Nardella	113,437	226,875	340,312
Denis M. Holler	71,250	142,500	213,750
David M. Petersen	67,500	135,000	202,500
Robert M. Melia	65,000	130,000	195,000
Linda DeRenzo	62,250	125,000	187,250

(a)	Amounts represent potential payouts relating to fiscal 2012 under The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, based on percentages of base salary as in effect at September 30, 2012. For a description of the plan, see “Compensation Discussion and Analysis — Annual Incentive Compensation”.

During fiscal 2012, the named executive officers were issued Class H Common Units of NMH Investment in the following amounts.

Name	Grant Date	Approval Date	Number of Units	Grant Date Fair Value of Unit Awards
Edward M. Murphy	September 20, 2012	August 13, 2012	200,000	$0.00
Bruce F. Nardella	September 20, 2012	August 13, 2012	150,000	$0.00
Denis M. Holler	September 20, 2012	August 13, 2012	150,000	$0.00
David M. Petersen	September 20, 2012	August 13, 2012	100,000	$0.00
Robert M. Melia	September 20, 2012	August 13, 2012	100,000	$0.00
Linda DeRenzo	September 20, 2012	August 13, 2012	100,000	$0.00

Outstanding Equity Awards at Fiscal 2012 Year-End

Shares and stock options are not included in this table because none were issued during the fiscal year and none were outstanding at fiscal year-end.

	Equity Incentive Plan Awards
Name	Number and Class of Earned Units Not Vested (#)	Payout Value of Earned Units Not Vested ($)(g)	Number and Class of Unearned Units Not Vested (#)	Payout Value of Unearned Units Not Vested ($)(g)
Edward M. Murphy	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	26,095.96 D Common Units(a)	260.96
	6,737.50 B Common Units(b)	336.88
	7,070.00 C Common Units(b)	212.10
	7,490.00 D Common Units(b)	74.90
	525,934.13 F Common Units(c)	—	175,311.38 F Common Units(c)	—
			200,000 H Common Units(d)	—
Bruce F. Nardella	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	21,723.95 D Common Units(a)	217.24
	962.50 B Common Units(e)	48.13
	1,010.00 C Common Units(e)	30.30
	1,070.00 D Common Units(e)	10.70
	5,775.00 B Common Units(b)	288.75
	6,060.00 C Common Units(b)	181.80
	6,420.00 D Common Units(b)	64.20
	341,713.14 F Common Units(c)	—	113,904.38 F Common Units(c)	—
			150,000 H Common Units(d)	—
Denis M. Holler	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	21,723.95 D Common Units(a)	217.24
	481.25 B Common Units(e)	24.06
	505.00 C Common Units(e)	15.15
	535.00 D Common Units(e)	5.35
	6,256.25 B Common Units(b)	312.81
	6,565.00 C Common Units(b)	196.95
	6,955.00 D Common Units(b)	69.55
	266,713.14 F Common Units(c)		88,904.38 F Common Units (c)	—
			150,000 H Common Units(d)	—
David M. Petersen	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	15,603.14 D Common Units(a)	156.03
	5,775.00 B Common Units(b)	288.75
	6,060.00 C Common Units(b)	181.80
	6,420.00 D Common Units(b)	64.20
	236,085.62 F Common Units(c)	—	78,695.21 F Common Units (c)	—
			100,000 H Common Units(d)	—
Robert M. Melia	5,513.56 B Common Units(f)	275.68
	5,788.72 C Common Units(f)	173.66
	6,136.19 D Common Units(f)	61.36
	249,421.15 F Common Units(c)	—	83,140.38 F Common Units (c)	—
			100,000 H Common Units(d)	—
Linda DeRenzo	664.13 B Common Units(a)	33.21
	696.90 C Common Units(a)	20.91
	13,854.33 D Common Units(a)	138.54
	6,256.25 B Common Units(b)	312.81
	6,565.00 C Common Units(b)	196.95
	6,955.00 D Common Units(b)	69.55
	180,006.29 F Common Units(c)	—	60,002.10 F Common Units (c)	—
			100,000 H Common Units(d)	—

(a)	Granted on August 22, 2008 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units fully vested on May 10, 2011. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under the “Unearned Units” columns for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(b)	Granted on January 12, 2007 in connection with the initial compensatory grants under the NMH Investment, LLC 2006 Unit Plan. The units fully vested on May 10, 2011, to the extent not already vested. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under the “Unearned Units” columns for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(c)	Granted on June 15, 2011 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units were 75% vested upon grant date, and the remaining 25% vested on December 15, 2012. Because payment of the value of the F Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under the “Unearned Units” columns for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”. The F Common Units are subject to a put right of the named executive officers, as described under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(d)	Granted on September 20, 2012 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units will vest if and to the extent that the multiple of investment received by Vestar and its affiliates meets or exceeds 1.5. Because payment of the value of the H Common Units is deferred until the occurrence of a liquidity event, we have included all such awards under the “Unearned Units” columns for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(e)	Granted on August 14, 2007 under the NMH Investment, LLC 2006 Unit Plan, as amended, in recognition of the named executive officer’s promotion. The units fully vested on May 10, 2011, to the extent not already vested. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under the “Unearned Units” columns for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(f)	Granted on April 7, 2009 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units fully vested on May 10, 2011, to the extent not already vested. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under the “Unearned Units” columns for equity incentive plan awards that have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(g)	Payout value represents fair market value determined as of fiscal year-end, which is deemed to be $0.05 per Common B Unit, $0.03 per Common C Unit, $0.01 per Common D Unit, $0.00 per Common F Unit and $0.00 per Common H Unit. For purposes of calculating fair market value, we assumed hypothetical transaction costs in a change in control of the Company.

Option Exercises and Stock Vested

No options were issued, outstanding or exercised during fiscal 2012. None of the equity units became vested during fiscal 2012 such that if the named executive officer terminated his or her employment voluntarily during fiscal 2012 and NMH Investment had elected to repurchase his or her units, it would have been required to repurchase them at fair market value.

Pension Benefits

The Company has no pension plans.

Fiscal 2012 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)(a)(b)	Company Contributions in Last Fiscal Year ($)(b)(c)	Aggregate Earnings in Last Fiscal Year ($)(b)(d)	Aggregate Withdrawals/ Distributions ($)(e)	Aggregate Balance at Last Fiscal Year End ($)(f)
Edward M. Murphy	10,500	49,231	23,531	—	446,391
Bruce F. Nardella	44,093	40,031	60,490	2,945	532,934
Denis M. Holler	13,592	35,081	92,436	—	793,367
David M. Petersen	29,161	28,031	26,783	8,995	367,998
Robert M. Melia	—	23,400	4,429	—	101,235
Linda DeRenzo	5,180	26,231	8,899	4,942	186,363

(a)	Represents amounts contributed to the Executive Deferral Plan during fiscal 2012. The Executive Deferral Plan is available to highly compensated employees to supplement the 401(k) plan. For details about the plan, see “Compensation Discussion and Analysis — Deferred Compensation”, above.
(b)	All of the amounts reported under “Executive Contributions in Last Fiscal Year” and “Company Contributions in Last Fiscal Year” are reported as compensation for fiscal 2012 in the Summary Compensation Table. Under “Aggregate Earnings in Last Fiscal Year”, the following amounts are reported as compensation in the Summary Compensation Table that were in excess of the applicable federal long-term rate are as follows:

Edward M. Murphy	$11,217
Bruce F. Nardella	47,829
Denis M. Holler	73,353
David M. Petersen	17,192
Robert M. Melia	1,949
Linda DeRenzo	4,042

(c)	Represents Company match (up to 1.5% of base salary) on executive contributions to the Executive Deferral Plan, plus Company contributions to the Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement to provide deferred compensation to executive officers. For details about both these plans, see “Compensation Discussion and Analysis — Deferred Compensation” above.
(d)	Represents the 6% return credited to the participant’s account in the Executive Deferred Compensation Plan for balances in fiscal 2012, plus the executives’ respective returns for amounts invested in the Executive Deferral Plan.
(e)	Represents amounts withdrawn from the Executive Deferral Plan and deposited into the executive’s respective 401(k) account in accordance with IRS rules.

(f)	Represents aggregate balances in Executive Deferral Plan and Executive Deferred Compensation Plan for each executive as of fiscal year-end. Of the amounts in this column, the following amounts have been reported as compensation in the Summary Compensation Table for fiscal 2012, fiscal 2011 and fiscal 2010.

	Fiscal 2012	Fiscal 2011	Fiscal 2010
Edward M. Murphy	$49,231	$94,675	$37,800
Bruce F. Nardella	40,031	69,831	30,900
Denis M. Holler	35,081	64,358	26,363
David M. Petersen	28,031	50,625	21,225
Robert M. Melia	23,400	43,500	N/A
Linda DeRenzo	26,231	66,725	N/A

Severance Agreements

Mr. Murphy entered into an amended and restated employment agreement with us at the time of the Merger. This agreement was amended and restated during the first quarter of fiscal 2009 for compliance with Section 409A under the Internal Revenue Code. The initial term was three years, after which the agreement renews automatically each year for a one-year term, unless terminated earlier by the parties. The employment agreement initially provided for a base salary of $350,000 per year, subject to review and adjustment from time to time, with an annual bonus from the incentive compensation plan equal to no less than Mr. Murphy’s base salary if the Company reaches certain yearly determined performance objectives. Under the terms of the agreement, if Mr. Murphy is terminated by the Company without “cause” or Mr. Murphy resigns with “good reason”, the Company is obligated to continue to pay him his base salary and targeted incentive compensation for two years following the date of such termination, as well as a pro rata incentive compensation amount for the year in which such termination occurs. The definition of “cause” includes the commission of fraud or embezzlement, an indictment or conviction for a felony or a crime involving moral turpitude, willful misconduct, violation of any material written policy of the Company, material neglect of duties, failure to comply with reasonable Board directives and material breach of any agreement with the Company or its securityholders or affiliates. The definition of “good reason” includes a material change in title, duties and responsibilities, a reduction in Mr. Murphy’s annual base salary or annual bonus opportunity (subject to certain exclusions), a material breach by the Company of the amended and restated employment agreement, and relocation of Mr. Murphy’s principal place of work from its current location to a location that is beyond a 50-mile radius of such location.

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

Estimated Severance and Change-in-Control Payments

Mr. Murphy’s amended and restated employment agreement and the severance agreements of the other named executive officers provide for severance benefits in the event of termination under certain circumstances. The following table shows the amount of potential severance benefits for the named executive officers pursuant to their employment or severance arrangements, assuming the named executive officer was terminated under circumstances qualifying for the benefits and that termination occurred as of September 30, 2012, our fiscal year-end. The table also shows the estimated present value of continuing coverage for the benefits and the amount that would be paid for the repurchase of the B, C, D and F Common Units in NMH Investment, assuming a termination without cause.

Name	Salary ($)(a)	Bonus ($)(b)	Repurchase of Restricted B, C, D and F Common Units ($)(c)	Value of Continued Benefits ($)(d)	Total ($)
Edward M. Murphy	700,000	700,000	939	63,300	1,464,239
Bruce F. Nardella	302,500	196,025	895	22,495	521,915
Denis M. Holler	285,000	123,123	895	26,783	435,801
David M. Petersen	270,000	116,643	745	23,988	411,376
Robert M. Melia	260,000	112,323	511	12,527	385,361
Linda DeRenzo	250,000	108,003	772	5,202	363,977

(a)	Under Mr. Murphy’s employment agreement, salary continues for two years. For each of the other named executive officers, salary continues for one year. These amounts would be payable over time in accordance with the Company’s regular payroll practices.
(b)	Mr. Murphy would receive an amount equal to his target annual bonus of 100 percent of base salary under the incentive compensation plan for two years after termination. Each of the other named executive officers would receive an amount equal to the actual annual bonus for the prior fiscal year. These amounts would be payable over time in accordance with the Company’s regular payroll practices.
(c)	Represents the amount the executive officer would receive for the B, C, D and F Common Units, including the original purchase price. The units may be repurchased upon the executive officer’s termination. Assuming a termination without cause on September 30, 2012, the named executive officers would receive fair market value for all of the B Common Units, C Common Units, D Common Units and for all vested F Common Units and cost for the unvested F Common Units, which is equal to $0.0, as shown below:

	Number of B Common Units Purchased at Fair Market Value	Number of C Common Units Purchased at Fair Market Value	Number of D Common Units Purchased at Fair Market Value	Number of F Common Units Purchased at Fair Market Value	Number of F Common Units Forfeited
Edward M. Murphy	7,402	7,767	33,586	525,934	175,311
Bruce F. Nardella	7,402	7,767	29,214	341,713	113,904
Denis M. Holler	7,402	7,767	29,214	266,713	88,904
David M. Petersen	6,439	6,757	22,023	236,086	78,695
Robert M. Melia	5,514	5,789	6,136	249,421	83,140
Linda DeRenzo	6,920	7,262	20,809	180,006	60,002

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

Neither Mr. Murphy’s employment agreement nor the named executive officer’s severance agreements contain provisions for payments upon a change of control of the Company. However, assuming a change of control occurred at September 30, 2012, the Company’s fiscal year-end, under the governing documents, all of the F and H Common Units would vest. The payout based on estimated fair market value of each named executive officer’s B, C, D and H Common Units and vested and unvested F Common Units, as of September 30, 2012, would be as set forth in the following table.

Name	B Common Units ($)	C Common Units ($)	D Common Units ($)	F Common Units ($)	H Common Units ($)	Total ($)
Edward M. Murphy	370	233	336	—	—	939
Bruce F. Nardella	370	233	292	—	—	895
Denis M. Holler	370	233	292	—	—	895
David M. Petersen	322	203	220	—	—	745
Robert M. Melia	276	174	61	—	—	511
Linda DeRenzo	346	218	208	—	—	772

For purposes of calculating fair market value, we assumed hypothetical transaction costs assuming a change in control of the Company. The purchase price may be paid in the form of a promissory note at the discretion of NMH Investment.

Director Compensation

We reimburse directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. We compensate our outside directors as set out in the table below. Mr. Murphy receives no additional compensation for his service as a director, apart from his compensation as Chief Executive Officer. Messrs. Durbin, Elrod and Mundt are employees of Vestar and do not receive any additional compensation for their service as directors of the Company.

Name	Fees Earned or Paid in Cash ($)		Equity Awards ($)(e)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Gregory T. Torres	100,000	(a)	—	5,850	(b)	407	(c)	106,257
Pamela F. Lenehan	28,000	(d)	—	—		—		28,000
Guy Sansone	25,000	(d)	—	—		—		25,000

(a)	Mr. Torres is paid a salary of $100,000 per year in accordance with his amended and restated employment agreement.
(b)	Represents earnings in excess of the applicable federal long-term rate. Mr. Torres continues to accrue interest on amounts credited to him in the Executive Deferred Compensation Plan during his service as the Company’s President and Chief Executive Officer.
(c)	Represents imputed income for payment of premiums for group term life insurance.
(d)	Ms. Lenehan and Mr. Sansone received a fee of $5,000 for each meeting of the Board of Directors attended in person and a fee of $1,000 for each meeting attended by phone and each committee meeting attended.
(e)	At September 30, 2012, the last day of our fiscal year, Ms. Lenehan held 3,188.00 E Common Units and Mr. Sansone held 3,187.00 E Common Units.

Compensation Committee Interlocks and Insider Participation

Messrs. Durbin, Elrod and Sansone are the members of the Company’s Compensation Committee, and none of them is or has been an officer or employee of the Company. Messrs. Durbin and Elrod are managing directors of Vestar, which controls the Company. For a description of the transactions between us and Vestar, see Item 13, “Certain Relationships and Related Transactions, and Director Independence”. Apart from these relationships, no member of the Compensation Committee has any relationship that would be required to be reported under Item 404 of Regulation S-K. No member of the Compensation Committee serves or served during the fiscal year as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

Beneficial ownership has been determined as of December 1, 2012 in accordance with the relevant rules and regulations promulgated under the Exchange Act.

Name and Address of Beneficial Owner	Number of Class A Units(1)(2)	Percent of Class A Units
Vestar Capital Partners V, L.P.(3)	6,918,627	94.1%
Gregory T. Torres	25,000	*
Edward M. Murphy	130,000	1.8%
Bruce F. Nardella	30,000	*
Denis M. Holler	40,169	*
David M. Petersen	31,200	*
Linda DeRenzo	20,000	*
Robert M. Melia	12,500	*
Chris A. Durbin(4)	—	—
James L. Elrod, Jr.(4)	—	—
Pamela F. Lenehan	2,750	*
Kevin A. Mundt(4)	—	—
Guy Sansone	—	—
All directors and executive officers (15 persons)	303,069	4.1%

*	Less than 1.0%.

(1)	In addition, certain executive officers own non-voting Preferred Units, Class B Units, Class C Units, Class D Units, Class F Units, and/or Class G Units or Class H Units, Ms. Lenehan owns non-voting Preferred Units and Class E Units, and Mr. Sansone owns Class E Units which are not reflected in the table above. See “Certain Relationships and Related Party Transactions — Management Unit Subscription Agreements” and “— Director Unit Subscription Agreement” for additional information.
(2)	The Preferred Units and 30% of Class A Common Units held by the management investors were vested with respect to appreciation immediately upon issuance, assuming continued employment with the Company, and the remaining 70% of Class A Common Units vested (or are still vesting) ratably over 49 months. See “Certain Relationships and Related Party Transactions — Management Unit Subscription Agreements” for additional information.
(3)	Includes 6,915,196 Class A Common Units held by Vestar Capital Partners V, L.P. (the “Fund”) and 3,431 Class A Common Units held by Vestar/NMH Investors, LLC. In addition, the Fund owns 1,727,280 Preferred Units and Vestar/NMH Investors, LLC owns 857 Preferred Units, representing approximately 97.5% of the Preferred Units, of NMH Investment. Vestar Associates V, L.P. is the general partner of the Fund, having voting and investment power over membership interests held or controlled by the Fund. Vestar Managers V, Ltd. (“VMV”) is the general partner of Vestar Associates V, L.P. Each of Vestar Associates V, L.P. and VMV disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund. The address of Vestar Capital Partners V, L.P. is 245 Park Avenue, 41st Floor, New York, NY 10167.
(4)	Messrs. Elrod, Mundt and Durbin are Managing Directors of Vestar. Each of Messrs. Elrod, Mundt and Durbin disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund, except to the extent of his indirect pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Limited Liability Company Agreement

Under the Sixth Amended and Restated Limited Liability Company Agreement (as amended, the “Limited Liability Company Agreement”) of NMH Investment, by and among NMH Investment, Vestar, an affiliate of Vestar, the management and director investors and future parties to such agreement, the initial management committee consists of members elected by a plurality vote of the holders of NMH Investment’s Class A Common Units consisting of the designees of Vestar as determined in accordance with the Securityholders Agreement described below and one additional person. The management committee currently has seven members. Any member of the management committee may be removed at any time by the holders of a majority of the total voting power of the outstanding Class A Common Units. The management committee currently consists of the same individuals as our board of directors.

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

In addition, NMH Investment has previously entered into agreements with management investors, including all of the executive officers, whereby such management investors were granted non-voting Class B management Common Units, Class C Common Units, Class D Common Units, Class F Common Units and/or, for certain investors, Class G Common Units or Class H Common Units, all at either nominal or no cost. The Class B, Class C and Class D Units’ rights to share in an increase in value of NMH Investment are fully vested for all holders. With respect to the executive officers except for Mr. Cohen, based on the fact they were hired before December 31, 2008, the Class F units were 75% vested when issued, and the remaining 25% vested as of December 15, 2012. Mr. Cohen was issued Class F Units at no cost in December 2011 after he joined the Company. His Class F units are vesting over a three-year period, with one-third vesting each year upon the anniversary of the date the units were issued to him. The Class G Common Units vest upon the consummation of a sale of the Company or an initial public offering of the Company. The Class H Common Units vest upon the consummation of a sale of the Company, although their value, if any, will depend on the multiples of investment return achieved by Vestar Capital Partners V, L.P. (“Vestar”) and certain of its affiliates. Additionally, upon an initial public offering of the Company, the Class H Common Units vest if certain multiples of investment return are achieved by Vestar and certain of its affiliates.

In the aggregate, the Class B, Class C, Class D and Class F Units represent the right to receive 10.0% of the increase in value of the common equity interests in NMH Investment. The Class G Units will share with the Class A Units the increase in value of the common equity interests in NMH Investment that was formerly allocated solely to the Class A Units. The Class H Units were issued only to certain executive officers and as such their terms are described in “Executive Compensation — Compensation Discussion and Analysis — Equity-Based Compensation”.

NMH Investment may be required to purchase a certain percentage of an executive officer’s Preferred, Class A, Class B, Class C, Class D and Class F Units in the event of such investor’s disability, death or retirement. In addition, NMH Investment has the right to purchase all or a portion of a management investor’s units upon the termination of such investor’s active employment with the Company or its affiliates. The price at which the units will be purchased will vary depending on a number of factors, including (i) the circumstances of such termination of employment and whether the management investor engages in certain proscribed competitive activities following employment, (ii) the length of time such units were held and (iii) the financial performance of NMH Investment over a certain specified time period. However, NMH Investment shall not be obligated to purchase any units at any time to the extent that the purchase of such units, or a payment to NMH Investment by one of its subsidiaries in order to fund such purchase, would result in a violation of law, a financing default or adverse accounting consequences, or if a financing default exists which prohibits such purchase or payment. From time to time, NMH Investment may enter into additional management subscription agreements with the management investors or additional members of management pursuant to which it may issue additional units.

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

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered for us by Deloitte & Touche LLP for the years ended September 30, 2012 and September 30, 2011, were:

	2012	2011
	(In thousands)
Audit fees(1)	$1,150	$1,020
Audit related fees(2)	—	412
Tax fees(3)	35	49

Total fees	$1,185	$1,481

(1)	Audit fees primarily include professional services rendered for the audits of our consolidated financial statements and for our quarterly reviews, as well as, services related to other statutory and regulatory filings.

(2)	Audit related fees for fiscal 2011 include services provided in connection with the Company’s refinancing transaction.
(3)	Tax fees primarily include professional services rendered for tax services during the fiscal year indicated.

Preapproval Policies and Procedures

The Audit Committee has preapproved all related fees and services provided by Deloitte & Touche LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements on pages F-1 through F-37 are filed as part of this report.

•	Consolidated Balance Sheets as of September 30, 2012 and 2011;

•	Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010;

•	Consolidated Statements of Shareholder’s Equity (Deficit) for the years ended September 30, 2012, 2011 and 2010; and

•	Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010.

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
Edward M. Murphy Its: Chief Executive Officer

Date: December 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 21, 2012 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Edward M. Murphy Edward M. Murphy	Chief Executive Officer (principal executive officer) and Director

/s/ Bruce F. Nardella Bruce F. Nardella	President and Chief Operating Officer (principal executive officer)

/s/ Denis M. Holler Denis M. Holler	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ Gregory T. Torres Gregory T. Torres	Chairman and Director

/s/ Chris A. Durbin Chris A. Durbin	Director

/s/ James L. Elrod, Jr. James L. Elrod, Jr.	Director

/s/ Pamela F. Lenehan Pamela F. Lenehan	Director

/s/ Kevin A. Mundt Kevin A. Mundt	Director

/s/ Guy Sansone Guy Sansone	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006 (the “S-4”)

3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

4.1	Indenture, dated as of February 9, 2011, among National Mentor Holdings, Inc., the subsidiary guarantors named therein, and Wells Fargo, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of National Mentor Holdings, Inc. Current Report on Form 8-K filed on February 10, 2011 (the “February 10, 2011 8-K”)

4.2	Form of 12.50% Senior Note due 2018 (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.1

4.3	Supplemental Indenture of REM East, LLC dated August 14, 2012.	Filed herewith

10.1	Credit Agreement, dated February 9, 2011, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, the several lenders from time to time party thereto and UBS, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of the February 10, 2011 8-K

10.2	Amendment to Credit Agreement, dated October 15, 2012, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, the several lenders from time to time party thereto and UBS, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Current Report on Form 8-K filed on October 17, 2012.

10.3	Guarantee and Security Agreement, dated as of February 9, 2011, among NH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, certain subsidiaries of National Mentor Holdings, Inc., as subsidiary guarantors, and UBS AG, as administrative agent.	Incorporated by reference to Exhibit 10.2 of the February 10, 2011 8-K

10.4	Management Agreement, dated as of February 9, 2011, among National Mentor Holdings, Inc., National Mentor Holdings, LLC, NMH Investment, LLC, NMH Holdings, Inc., NMH Holdings, LLC and Vestar Capital Partners.	Incorporated by reference to Exhibit 10.3 of the February 10, 2011 8-K

Exhibit No.	Description

10.5*	Amended and Restated Employment Agreement, dated June 29, 2006, between National Mentor Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.5 of the S-4

10.6*	First Amendment to Amended and Restated Employment Agreement dated December 31, 2008 between National Mentor Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.2 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2008 (the “December 2008 10-Q”)

10.7*	Amended and Restated Employment Agreement dated December 30, 2008, between National Mentor Holdings, Inc. and Edward Murphy.	Incorporated by reference to Exhibit 10.3 of the December 2008 10-Q

10.8*	Form of Amended and Restated Severance and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.1 of the December 2008 10-Q

10.9*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Third Amendment and Restatement Adopted Effective as of December 4, 2009.	Incorporated by reference to Exhibit 10.11 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2009 (the “2009 10-K”)

10.10*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Fourth Amendment and Restatement Adopted December 27, 2011, Effective as of January 1, 2011	Incorporated by reference to Exhibit 10.8.1 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2011 (the “2011 10-K”)

10.11*	National Mentor Holdings, LLC Executive Deferral Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Incorporated by reference to Exhibit 10.13 of the 2009 10-K

10.12*	The MENTOR Network Incentive Compensation Plan effective March 4, 2011.	Incorporated by reference to Exhibit 10.5 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2011 (the “March 2011 10-Q”)

10.13*	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Second Amendment and Restatement, effective October 1, 2011.	Incorporated by reference to Exhibit 10.2 of the 2011 10-K

10.14*	NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.17 of National Mentor Holdings, Inc. Form S-4/A Amendment No. 1 to the Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the “S-4/A”)

10.15*	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended the June 30, 2008

10.16*	Second Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.6 of the March 2011 10-Q

Exhibit No.	Description

10.17*	Third Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended the June 30, 2012 (the “June 2012 10-Q”)

10.18*	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A

10.19*	Form of Amendment to Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.19 of the 2009 10-K

10.20*	Form of Management Unit Subscription Agreement (Series 1 Class F Common Units)	Incorporated by reference to Exhibit 10.7 of the March 2011 10-Q

10.21*	Form of Management Unit Subscription Agreement (Class G Common Units).	Incorporated by reference to Exhibit 10.2 of the June 2012 10-Q

10.22*	Form of Management Unit Subscription Agreement (Class H Common Units).	Incorporated by reference to Exhibit 10.3 of the June 2012 10-Q

10.23*	Form of Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.13 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2008

10.24*	Form of Amendment to Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.21 of the 2009 10-K

10.25*	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Current Report on Form 8-K filed on December 10, 2008

10.26*	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Third Amendment and Restatement dated December 20, 2012 and effective October 1, 2012.	Filed herewith

21	Subsidiaries.	Filed herewith

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal executive officer.	Filed herewith

31.3	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files	Filed herewith

*	Management contract or compensatory plan or arrangement.

National Mentor Holdings, Inc.

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee of

National Mentor Holdings, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of National Mentor Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholder’s equity (deficit), and cash flows for each of the three years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Mentor Holdings, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 16 to the financial statements, effective October 1, 2011, the Company prospectively adopted Accounting Standard Update 2010-24 Presentation of Insurance Claims and Related Insurance Recoveries.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

December 21, 2012

National Mentor Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$—	$263
Restricted cash	1,134	936
Accounts receivable, net of allowances of $9,250 and $7,957 at September 30, 2012 and 2011, respectively	153,991	134,071
Deferred tax assets, net	18,764	20,956
Prepaid expenses and other current assets	20,104	9,969

Total current assets	193,993	166,195
Property and equipment, net	151,548	146,256
Intangible assets, net	372,385	397,514
Goodwill	234,361	231,015
Restricted cash	50,000	50,000
Other assets	42,696	19,870

Total assets	$1,044,983	$1,010,850

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$33,640	$27,059
Accrued payroll and related costs	60,010	74,968
Other accrued liabilities	50,384	46,528
Obligations under capital lease, current	461	312
Current portion of long-term debt	24,300	5,300

Total current liabilities	168,795	154,167
Other long-term liabilities	64,893	15,536
Deferred tax liabilities, net	94,760	111,066
Obligations under capital lease, less current portion	8,384	6,462
Long-term debt, less current portion	752,398	754,742
Commitments and contingencies

SHAREHOLDER’S DEFICIT
Common stock, $0.01 par value; 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	33,695	33,098
Accumulated other comprehensive loss	(3,358)	(4,017)
Accumulated deficit	(74,584)	(60,204)

Total shareholder’s deficit	(44,247)	(31,123)

Total liabilities and shareholder’s deficit	$1,044,983	$1,010,850

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Operations

(Amounts in thousands)

	Year Ended September 30,
	2012	2011	2010
Net revenue	$1,129,611	$1,070,610	$1,011,469
Cost of revenue (exclusive of depreciation expense shown separately below)	880,196	829,032	776,656
Operating expenses:
General and administrative	140,844	144,516	133,731
Depreciation and amortization	61,831	61,901	56,413

Total operating expenses	202,675	206,417	190,144

Income from operations	46,740	35,161	44,669
Other income (expense):
Management fee of related party	(1,325)	(1,271)	(1,208)
Other income (expense), net	1	(159)	(339)
Extinguishment of debt	—	(19,278)	—
Gain from available for sale investment security	—	3,018	—
Interest income	332	22	42
Interest income from related party	—	684	1,921
Interest expense	(79,445)	(61,718)	(46,693)

Loss from continuing operations before income taxes	(33,697)	(43,541)	(1,608)
Benefit for income taxes	(19,501)	(14,427)	(205)

Loss from continuing operations	(14,196)	(29,114)	(1,403)
Loss from discontinued operations, net of tax of $117, $3,193 and $3,529	(184)	(5,028)	(5,464)

Net loss	$(14,380)	$(34,142)	$(6,867)

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Shareholder’s Equity (Deficit)

(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholder’s Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balance at September 30, 2009	100	$—	$250,038	$(7,115)	$(19,195)	$223,728

Other comprehensive income, net of tax	—	—	—	7,690	—	7,690	7,690
Stock-based compensation	—	—	677	—	—	677
Dividend to parent	—	—	(95)	—	—	(95)
Net loss	—	—	—	—	(6,867)	(6,867)	(6,867)

Comprehensive income	—	—	—	—	—	—	$823

Balance at September 30, 2010	100	$—	$250,620	$575	$(26,062)	$225,133

Other comprehensive loss, net of tax	—	—	—	(4,592)	—	(4,592)	(4,592)
Stock-based compensation	—	—	3,675	—	—	3,675
Dividend to parent	—	—	(221,197)	—	—	(221,197)
Net loss	—	—	—	—	(34,142)	(34,142)	(34,142)

Comprehensive loss	—	—	—	—	—	—	$(38,734)

Balance at September 30, 2011	100	$—	$33,098	$(4,017)	$(60,204)	$(31,123)

Other comprehensive income, net of tax	—	—	—	659	—	659	659
Stock-based compensation	—	—	672	—	—	672
Dividend to parent	—	—	(75)	—	—	(75)
Net loss	—	—	—	—	(14,380)	(14,380)	(14,380)

Comprehensive loss	—	—	—	—	—	—	$(13,721)

Balance at September 30, 2012	100	$—	$33,695	$(3,358)	$(74,584)	$(44,247)

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2012	2011	2010
	(Amounts in thousands)
Operating activities
Net loss	$(14,380)	$(34,142)	$(6,867)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable allowances	12,902	11,670	12,458
Depreciation and amortization of property and equipment	24,118	23,306	23,172
Amortization of other intangible assets	36,885	39,755	34,903
Amortization of original issue discount and initial purchasers discount	2,956	1,924	—
Amortization and write-off (in 2011) of financing costs	2,395	10,545	3,190
Accretion of investment in related party debt securities	—	(325)	(963)
Stock-based compensation	672	3,675	677
Deferred income taxes	(14,561)	(19,524)	(13,876)
Gain from available for sale investment security	—	(3,018)	—
Loss (gain) on disposal of assets	283	(56)	560
Change in the fair value of contingent consideration	—	(2,545)	1,424
Non-cash impairment charge	955	11,893	6,552
Non-cash interest income from related party	—	(359)	(958)
Changes in operating assets and liabilities:
Accounts receivable	(33,092)	(19,424)	(16,004)
Other assets	(1,699)	2,928	1,478
Accounts payable	5,961	(1,045)	6,096
Accrued payroll and related costs	3,324	6,580	8,671
Other accrued liabilities	6,562	(2,009)	9,351
Other long-term liabilities	(4,030)	370	1,704

Net cash provided by operating activities	29,251	30,199	71,568
Investing activities
Cash paid for acquisitions, net of cash received	(16,544)	(12,688)	(49,337)
Purchases of property and equipment	(29,995)	(20,878)	(20,873)
Changes in restricted cash	(198)	(49,890)	4,146
Proceeds from sale of assets	4,075	914	1,218

Net cash used in investing activities	(42,662)	(82,542)	(64,846)
Financing activities
Repayments of long-term debt	(5,300)	(507,114)	(3,712)
Issuance of long term debt, net of original issue discount	—	760,767	—
Proceeds from borrowings under senior revolver	679,200	30,600	—
Repayments of borrowings under senior revolver	(660,200)	(30,600)	—
Repayments of capital lease obligations	(399)	(244)	(117)
Cash paid for contingent consideration	—	(4,975)	—
Dividend to Parent	(75)	(207,855)	(95)
Payments of financing costs	(78)	(14,421)	—

Net cash provided by (used in) financing activities	13,148	26,158	(3,924)
Net (decrease) increase in cash and cash equivalents	(263)	(26,185)	2,798
Cash and cash equivalents at beginning of period	263	26,448	23,650

Cash and cash equivalents at end of period	$—	$263	$26,448

Supplemental disclosure of cash flow information
Cash paid for interest	$73,110	$57,827	$43,289
Cash paid for income taxes, net	$441	$1,601	$1,482
Supplemental disclosure of non-cash investing activities:
Accrued contingent consideration	$—	$—	$1,617
Accrued property, plant and equipment	$2,093	$1,601	$—
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$2,434	$5,302	$37
Dividend to Parent	$—	$(13,342)	$—

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 34 states. The Company provides residential services to approximately 11,800 clients, some of whom also receive periodic services. Approximately 16,400 clients receive periodic services from the Company in non-residential settings.

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

Restricted Cash

Restricted cash consists of a cash collateral account set up to support the issuance of letters of credit under the Company’s institutional letter of credit facility and funds provided from government payors restricted for client use.

Financial Instruments

Financial instruments include cash, accounts receivables, debt, self-insurance assets and liabilities and accounts payable. The carrying value of these instruments approximates their fair values.

Concentrations of Credit and Other Risks

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, self-insurance receivables and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States. The Company derives approximately 87% of its revenue from state and local government payors. These entities fund a significant portion of their payments to the Company through federal matching funds, which pass through various state and local government agencies.

The Company maintains its cash in bank deposit accounts, which currently has unlimited coverage by the Federal Deposit Insurance Corporation (“FDIC”) that is set to expire December 31, 2012.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation using straight-line methods over the estimated useful lives of the related assets. Estimated useful lives for buildings are 30 years. The useful lives for computer hardware and software are three years, the useful lives for furniture and equipment range from three to five years and the useful lives for vehicles are five years.

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

The Company is required to test goodwill on a reporting unit basis, of which there are two for each of the Company’s operating segments. The Company performs a two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge. Fair values are established using discounted cash flow and comparative market multiple methods.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined by multiplying the differences between the financial reporting and tax reporting bases for assets and liabilities by the enacted tax rates expected to be in effect when such differences are recovered or settled. These deferred tax assets and liabilities are separated into current and long-term amounts based on the classification of the related assets and liabilities for financial reporting purposes and netted by jurisdiction. Valuation allowances on deferred tax assets are estimated based on the Company’s assessment of its ability to realize such amounts.

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

Derivative Financial Instruments

The Company reports derivative financial instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in shareholder’s equity (deficit) as accumulated other comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on the Company’s debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statements of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to accumulated other comprehensive income (loss) as a change to shareholder’s equity (deficit), net of tax. The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in the Company’s consolidated balance sheets.

Available-for-Sale Securities

The Company’s investments in related party marketable debt securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each reporting period. Unrealized gains and losses arising from such valuation are reported, net of tax, in accumulated other comprehensive income (loss).

Stock-Based Compensation

NMH Investment, LLC (“NMH Investment”), the Company’s indirect parent, adopted an equity-based compensation plan in 2006, and from time to time it has issued units of limited liability company interests pursuant to such plan, consisting of Class B Units, Class C Units, Class D Units, Class E Units, Class F Units, Class G Units and Class H Units. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management values the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the Company’s financial performance, the values of comparable companies and the lack of marketability of the

Company’s equity. The Company then uses the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. For Class B Units, Class C Units, Class D Units, Class E Units and Class F Units, the estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service periods of the awards. The Class G Units and Class H Units vest upon a liquidity event and/or upon the occurrence of certain investment return conditions, for which the compensation expense will then be recognized in its entirety when probable.

Accruals for Self-Insurance

The Company maintains professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. It is fully self-insured for employment practices liability claims. The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health and workers’ compensation, automobile, employment practices and professional and general liability programs are based on analyses performed internally by management and may take into account reports by independent third parties. Accruals relating to prior periods are periodically re-evaluated and increased or decreased based on new information.

Self-Insurance Gross versus Net Presentation

As of the first quarter of fiscal 2012, the Company adopted ASU 2010-24 Presentation of Insurance Claims and Related Insurance Recoveries, which required the Company to report insurance liabilities on a gross basis without giving effect to insurance recoveries. Anticipated insurance recoveries are presented in Prepaid expenses and other current assets and Other assets on our consolidated balance sheets. Self-insured liabilities are presented in Accrued payroll and related costs, Other accrued liabilities and Other long-term liabilities on our consolidated balance sheets. See note 16 for further detail.

Legal Contingencies

The Company is regularly involved in litigation and regulatory proceedings in the operation of its business. For claims that are not accounted for in its self-insurance reserves, the Company reserves for costs when a loss is probable and the amount is reasonably estimable. While the Company believes its provision for legal contingencies is adequate, the outcome of its legal proceedings is difficult to predict and it may settle legal claims or be subject to judgments for amounts that differ from its estimates. In addition, legal contingencies could have a material adverse impact on the Company’s results of operations in any given future reporting period.

Reclassifications

During fiscal 2010 and 2011, the Company sold its home health business, closed certain Human Services operations in the state of Maryland and closed its Human Services operations in the states of Colorado, Nebraska, New Hampshire and New York. All fiscal years presented reflect the classification of these businesses as discontinued operations.

In fiscal 2011, the Company reclassified $5.9 million of expense associated with insurance coverage for professional and general liability retentions and premiums and employment practices liability from General and administrative expense to Cost of revenue in the fiscal 2010 consolidated statements of operations. This change in classification has been made to conform to the fiscal 2012 and fiscal 2011 presentations which the Company believes more accurately reflects the direct relationship of these expenses to providing services.

3. Recent Accounting Pronouncements

Recently Issued

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The final standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for the Company beginning in the first quarter of fiscal 2013. The Company does not expect the adoption of this standard to have a material impact to its financial statements.

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

Balance Sheet: Disclosures about Offsetting Assets and Liabilities — In December 2011, the FASB issued Accounting Standards Update 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities. The differences in the requirements for offsetting assets and liabilities in the presentation of financial statements prepared in accordance with U.S. GAAP and financial statements prepared in accordance with International Financial Reporting Standards (IFRS) makes the comparability of those statements difficult. The objective of this update is to facilitate comparison between those financial statements, specifically within the scope instruments and transactions eligible for offset in the form of derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This update is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within that fiscal year. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Intangibles-Goodwill and Other — In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350, to provide an option to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinitely-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company does not expect the adoption of this standard to have a material impact to its financial statements.

Technical Corrections and Improvements — In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company does not expect the adoption of this standard to have a material impact to its financial statements.

Recently Adopted

Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 requires a public entity to disclose pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the fiscal year had been as of the beginning of the annual reporting period or the beginning of the comparable prior annual reporting period if showing comparative financial statements. ASU 2010-29 was adopted by the Company during the first quarter of fiscal 2012.

Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”). ASU 2010-24 clarifies that companies should not net insurance recoveries against related claim liabilities. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The Company adopted ASU 2010-24 prospectively during the first quarter of fiscal 2012.

4. Comprehensive (Loss) Income

The components of comprehensive (loss) income and related tax effects are as follows:

	Year Ended September 30,
	2012	2011	2010
	(In thousands)
Net loss	$(14,380)	$(34,142)	$(6,867)
Changes in unrealized gain (loss) on derivatives net of taxes of $447, $(2,727) and $5,030 for the year ended September 30, 2012, 2011 and 2010, respectively	659	(4,017)	7,408
Changes in unrealized gain (loss) on available-for-sale debt securities net of taxes of $0, $(390) and $191 for the year ended September 30, 2012, 2011 and 2010, respectively	—	(575)	282

Comprehensive (loss) income	$(13,721)	$(38,734)	$823

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

Fiscal 2012 Acquisitions

During the fiscal year ended September 30, 2012, the Company acquired seven companies complementary to its business for total fair value consideration of $16.5 million.

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

SCVP. On March 26, 2012, the Company acquired the assets of SCVP, Inc. (“SCVP”) for $0.4 million. SCVP is located in Oregon and provides day program services and related services to individuals with developmental disabilities. The Company acquired $0.3 million of agency contracts with a weighted average useful life of ten years and $0.1 million of goodwill in the Human Services segment. The goodwill is expected to be deductible for tax purposes.

Copper Family Community Care. On April 5, 2012, the Company acquired the assets of Copper Family Community Care, Inc. (“Copper Family”) for $2.6 million. Copper Family is located in Wisconsin and provides group home services and related services to individuals with developmental disabilities. As a result of the acquisition, the Company recorded $0.7 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.1 million of tangible assets and $1.8 million of intangible assets, which included $1.4 million of agency contracts with a weighted average useful life of eleven years and $0.4 million of licenses and permits with a weighted average useful life of ten years.

Alpha Group Administrators. On August 31, 2012, the Company acquired the assets of Alpha Group Administrators, Inc. (“Alpha Group”) for $2.3 million. Alpha Group is located in Arizona and provides specialized care through group home services and day treatment services for clients with complex behavioral challenges, as well as intellectual and developmental disabilities. As a result of the acquisition, the Company recorded $0.1 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.3 million of tangible assets and $1.9 million of intangible assets, which included $1.6 million of agency contracts with a weighted average useful life of twelve years and $0.3 million of licenses and permits with a weighted average useful life of ten years.

Radical Rehab Solutions. On August 31, 2012, the Company acquired the assets of Radical Rehab Solutions, LLC (“Radical Rehab”) for $8.0 million. Radical Rehab is located in Kentucky and provides community-based, post-acute rehabilitation programs for clients with acquired brain injury. As a result of the acquisition, the Company initially recorded $1.6 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.1 million of tangible assets and $6.3 million of intangible assets which included $5.4 million of agency contracts with a weighted average useful life of twelve years, $0.7 million of licenses and permits with a weighted average useful life of ten years, and $0.2 million of non-compete/non-solicit with a weighted average useful life of five years. Subsequent to September 30, 2012, the Company finalized its purchase price adjustments which resulted in an adjustment to goodwill of $41 thousand.

Other Acquisitions. Additionally, during the first quarter of 2012, the Company acquired selected assets of Zumbro House, Inc., which provides group home services to individuals with developmental disabilities in the Mankato, Minnesota area and Georgia Rehabilitation Institute d/b/a Walton Rehabilitation Health System, a provider of acquired brain injury services in Georgia, for total cash of $0.2 million, $0.1 million of which was allocated to intangible assets.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	Families Together	SCVP	Copper Family	Alpha Group	Radical Rehab	Other Acquisitions	TOTAL
Identifiable intangible assets	$2,102	$291	$1,836	$1,927	$6,340	$89	$12,585
Other assets, current and long term	—	—	—	—	41	—	41
Property and equipment	6	5	116	288	62	20	497

Total identifiable net assets	$2,108	$296	$1,952	$2,215	$6,443	$109	$13,123
Goodwill	$892	$154	$687	$85	$1,557	$46	$3,421

Fiscal 2011 Acquisitions

During fiscal 2011, the Company acquired seven companies complementary to its business for total fair value consideration of $12.6 million.

New Start Homes. On October 1, 2010, the Company acquired the assets of New Start Homes, Inc. (“New Start Homes”) for total fair value consideration of $0.7 million. New Start Homes is a health facility located in California that provides congregate living inpatient services to mentally alert individuals who have spinal cord injuries, neurological illnesses or injuries or similar conditions and may be ventilator dependent. As a result of the New Start Homes acquisition, the Company recorded $0.2 million of goodwill in the Post Acute Specialty Rehabilitation segment, which is expected to be deductible for tax purposes. The Company acquired $0.5 million of intangible assets which included $0.3 million in agency contracts with a weighted average useful life of eleven years and $0.2 million in license and permits with a weighted average useful life of ten years.

ViaQuest Behavorial Health. On October 26, 2010, the Company acquired the assets of ViaQuest Behavorial Health of Pennsylvania, LLC (“ViaQuest”) for total cash of $1.1 million. ViaQuest provides residential and periodic services to individuals with behavioral health issues. As a result of the ViaQuest acquisition, the Company initially recorded $0.4 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.6 million of intangibles assets which primarily included $0.5 million of agency contracts with a weighted average useful life of eleven years. The remaining purchase price was allocated to tangible assets. During fiscal 2011, the Company wrote off $0.2 million of goodwill and $0.2 million of intangible assets related to underperforming programs within the Viaquest operations.

Phoenix Homes. On December 31, 2010, the Company acquired the assets of Phoenix Homes, Inc. (“Phoenix Homes”) for total cash of $1.1 million. Phoenix Homes is a licensed child-placing agency that provides community-based, family focused therapeutic foster care to families and children in crisis or at risk in Maryland and Rhode Island. As a result of this acquisition, the Company initially recorded $0.1 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $1.0 million of intangibles assets which primarily included $0.7 million of agency contracts with a weighted average useful life of eleven years. During fiscal 2012, the Company wrote off $0.1 million of goodwill and $0.9 million of intangible assets related to underperforming programs within the Phoenix Homes operations.

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

Communicare. On June 23, 2011, the Company acquired the assets of Communicare, LLC (“Communicare”) for total fair value consideration of $8.1 million, which initially included $0.8 million of accrued contingent consideration. The fair value of the contingent consideration on the date of acquisition was $0.8 million and was subsequently reduced to zero at September 30, 2011. The subsequent adjustment was recognized as an increase to earnings and included in General and administrative expenses in the consolidated statements of operations. As of June 23, 2012, the termination date of the contingency payout, the purchased entity did not meet certain earnings targets and therefore no additional earn out payment was made related to the $0.8 million accrued contingency consideration.

Communicare provides health, rehabilitation and residential services in the state of Florida to individuals with brain injuries, neuromuscular disorders, spinal cord injuries, pulmonary disorders, congenital anomalies, developmental disabilities and similar conditions. The Company recorded $3.8 million of goodwill in the Post Acute Specialty Rehabilitation Services segment as a result of the Communicare acquisition, which is expected to be deductible for tax purposes. The Company acquired $4.2 million of intangible assets which primarily included $2.0 million of agency contracts with a weighted average useful life of eleven years and $1.6 million of non-compete with an estimated useful life of five years. The remaining purchase price was allocated to tangible assets and liabilities.

Other Acquisitions. During fiscal 2011, the Company acquired the assets of SunnySide Homes of Redwood Falls, Inc., which consists of two group homes and TheraCare of New Jersey, Inc., a provider of behavioral health services for total cash of $0.3 million and $0.2 million of which was allocated to intangible assets.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	New Start Homes	ViaQuest	Phoenix	Inclusive Solutions	Communicare	Other Acquisitions	TOTAL
Accounts receivable	$—	$191	$—	$—	$—	$—	$191
Other assets, current and long term	—	—	4	—	—	—	4
Identifiable intangible assets	450	641	951	984	4,238	317	7,581
Property and equipment	3	—	—	413	91	—	507
Accounts payable and accrued expenses	—	(116)	—	—	(800)	—	(916)

Total identifiable net assets	$453	$716	$955	$1,397	$3,529	$317	$7,367
Goodwill	$197	$384	$120	$603	$3,795	$122	$5,221

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

Villages. The Company acquired the assets of two California facilities (together, “Villages”), on January 29, 2010 and on February 11, 2010, engaged in neurorehabilitation services for total cash of $7.0 million. As a result of these acquisitions, the Company recorded $3.2 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $3.8 million of intangible assets which primarily included $3.5 million of agency contracts with a weighted average useful life of eleven years.

NeuroRestorative. On February 22, 2010, in a purchase of stock and assets, the Company acquired a provider of neurobehavioral and supported living programs (“NeuroRestorative”) for total cash of $16.8 million. NeuroRestorative has operations in Arkansas, Louisiana, Oklahoma and Texas and serves individuals who have sustained a traumatic brain injury. As a result of the NeuroRestorative acquisition, the Company initially recorded $6.3 million of goodwill in the Post Acute Specialty Rehabilitation Services segment, none of which is expected to be deductible for tax purposes. The Company acquired $13.5 million of intangible assets which primarily included $11.4 million of agency contracts with a weighted average useful life of eleven years and $1.4 million of licenses and permits with a weighted average useful life of ten years. During fiscal 2011, the Company wrote off $0.5 million of goodwill and $0.7 million of intangible assets related to underperforming programs within the NeuroRestorative operations.

Anchor Inne. On June 30, 2010, the Company acquired the assets of Anchor Inne, Inc. (“Anchor Inne”) for total cash of $3.4 million. Anchor Inne has operations in Pennsylvania and serves individuals who have sustained a traumatic brain injury. As a result of the Anchor Inne acquisition, the Company recorded $1.3 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $2.1 million of intangible assets which primarily included $1.9 million of agency contracts with a weighted average useful life of eleven years.

Woodhill Homes. On September 15, 2010, the Company acquired the assets of Woodhill Homes, Inc. (“Woodhill”) for total cash of $3.5 million. Woodhill operates group homes serving I/DD residents in Minnesota. As a result of the Woodhill acquisition, the Company recorded $1.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $2.1 million of intangible assets which primarily included $2.0 million of agency contracts with a weighted average useful life of eleven years.

Progressive Living Units Systems. On September 24, 2010, the Company acquired the stock of Progressive Living Units Systems-New Jersey, Inc. (“PLUS”) for total cash of $12.1 million. PLUS has operations in New Jersey and Pennsylvania and provides supported and independent living services to individuals who have sustained a traumatic brain injury. As a result of the PLUS acquisition, the Company recorded $5.2 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, none of which is expected to be deductible for tax purposes. The Company acquired $10.3 million of intangible assets which primarily included $7.6 million of agency contracts with a weighted average useful life of ten years and $2.7 million of licenses and permits with a weighted average useful life of ten years.

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

Pro forma Results of Operations

The unaudited pro forma results of operations provided below for fiscal 2012, 2011 and 2010 are presented as though acquisitions made during fiscal 2012, 2011 and 2010 had occurred at the beginning of the periods presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The Company has determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

(in thousands)	Year Ended September 30, 2012	Year Ended September 30, 2011	Year Ended September 30, 2010
Net revenue	$1,151,232	$1,083,088	$1,068,656
Income from operations	51,164	37,470	56,634

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

REM Maryland

Also during fiscal 2010, the Company closed certain Human Services operations in the state of Maryland (“REM Maryland”) and recognized a pre-tax loss of $5.2 million for fiscal 2010. REM Maryland was included in the Human Services Segment and the results of operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for fiscal 2010 included a $4.2 million write-off of intangible assets and property, plant and equipment and goodwill. At September 30, 2010, there was $1.8 million of property and equipment held for sale which was immaterial to the Company and, as a result, was not reported separately as assets held for sale in the Company’s financial statements.

RCDS

During fiscal 2011, the Company closed its business operations in the state of New York, Rockland Child Development Services, Inc. (“RCDS”) and recognized a pre-tax loss of $8.0 million. RCDS was acquired in December 2006 and, as a result of this closure, the Company no longer provides services in New York. RCDS was included in the Human Services segment and the results of operations are reported separately as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. All assets and liabilities related to RCDS were discontinued of as of September 30, 2011. Loss from discontinued operations for fiscal 2011 included a $3.1 million write-off of goodwill and a $2.8 million write-off of intangible assets.

Other

During fiscal 2011, the Company closed its Human Services operations in the states of Nebraska and New Hampshire and recognized a pre-tax loss of $0.2 million for fiscal 2011. The results of operations are reported separately as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified.

The net revenue and (income) loss before taxes for the Company’s discontinued operations at September 30:

	2012	2011	2010
	(In thousands)
Net revenue	$(38)	$6,653	$14,426
(Income) loss before taxes	(301)	8,221	8,993

7. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the years ended September 30, 2012 and 2011 are as follows:

	Human Services	Post Acute Specialty Rehabilitation Services	Total
	(In thousands)
Balance as of September 30, 2010	$169,885	$59,872	$229,757

Goodwill acquired through acquisitions	1,229	3,992	5,221
Goodwill written off related to disposal of businesses	(3,296)	(469)	(3,765)
Adjustments to goodwill, net	59	(257)	(198)

Balance as of September 30, 2011	167,877	63,138	231,015

Goodwill acquired through acquisitions	1,860	1,561	3,421
Goodwill written off related to disposal of businesses	(75)	—	(75)

Balance as of September 30, 2012	$169,662	$64,699	$234,361

During fiscal 2011, the Company wrote-off goodwill of underperforming programs which were closed as of September 30, 2011. The total charge was $3.8 million and included $0.5 million in Post-Acute Specialty Rehabilitation Services segment and $3.3 million in the Human Services segment, $3.1 million of which related to RCDS and is reported as discontinued operations. The remaining charges are included in General and administrative expense in the consolidated statements of operations. Additionally, the adjustments to goodwill in fiscal 2011 relate to the finalization of the purchase price for acquisitions during the measurement period.

Annual Goodwill Impairment Testing

The Company tests goodwill at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill on July 1 of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of these assets.

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of July 1, 2012, its annual impairment date, and concluded based on the first step of the process that there was no goodwill impairment.

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

In fiscal 2012, the long-term terminal growth rates for the Company’s reporting units ranged from 3.2% to 14.2%. The range for the discount rates for the reporting units was 10% to 11.5%. Keeping all other variables constant, a 5% to 10% change in any one of the input assumptions for the various reporting units would still allow the Company to conclude, based on the first step of the process, that there was no impairment of goodwill.

Intangible Assets

Intangible assets consist of the following as of September 30, 2012:

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	10 years	$467,639	$167,976	$299,663
Non-compete/non-solicit	3 years	3,949	1,301	2,648
Relationship with contracted caregivers	4 years	11,051	6,831	4,220
Trade names	5 years	3,774	2,078	1,696
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	5 years	45,194	23,911	21,283
Intellectual property	4 years	904	429	475

		$574,911	$202,526	$372,385

Intangible assets consist of the following as of September 30, 2011:

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	11 years	$459,044	$138,105	$320,939
Non-compete/non-solicit	4 years	2,693	664	2,029
Relationship with contracted caregivers	5 years	11,118	5,765	5,353
Trade names	6 years	3,774	1,688	2,086
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	5 years	43,636	19,532	24,104
Intellectual property	5 years	904	301	603

		$563,569	$166,055	$397,514

For fiscal years ended 2012, 2011 and 2010, the amortization expense for continuing operations was $37.7 million, $38.7 million and $33.6 million, respectively. The amortization expense for discontinued operations was $1.0 million and $1.3 million for fiscal years ended 2011 and 2010, respectively. There was no amortization expense related to discontinued operations for fiscal year ended 2012.

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

The Company performed its annual impairment testing as of July 1, 2012, its annual impairment date, and concluded that there is no impairment to its indefinite lived trade names. The fair market value of these assets was determined using management’s estimates about future cash flows, which is a Level 3 financial measurement.

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

Additionally, during fiscal 2012, the Company determined that certain of its intangible assets were impaired related to underperforming programs within the Human Services segment, which primarily consisted of $0.7 million of agency contracts and $0.1 million of licenses and permits. The fair market value of these assets was determined using management’s estimates about future cash flows, which is a Level 3 financial measurement. As a result, the Company recorded an additional amount of amortization expense of $0.8 million related to these intangible assets. This charge is included in Depreciation and amortization expense in the accompanying consolidated statements of operations.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year Ending September 30,	(In thousands)
2013	$37,735
2014	37,057
2015	35,227
2016	33,312
2017	29,098
Thereafter	157,556

$329,985

8. Property and Equipment

Property and equipment consists of the following at September 30:

	2012	2011
	(In thousands)
Buildings and land	$123,478	$122,602
Vehicles	42,020	35,915
Computer hardware	25,233	21,032
Leasehold improvements	29,269	19,856
Furniture and fixtures	10,244	8,949
Office and telecommunication equipment	8,012	7,640
Construction in progress	1,539	654

	239,795	216,648
Less accumulated depreciation and amortization	(88,247)	(70,392)

Property and equipment, net	$151,548	$146,256

For fiscal years ended 2012, 2011 and 2010, depreciation expense for continuing operations was $24.1 million, $23.2 million and $22.8 million, respectively, and depreciation expense for discontinued operations was $0.1 million, $0.1 million and $0.4 million, respectively.

9. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30:

	2012	2011
	(In thousands)
Prepaid business expense	$4,005	$3,572
Prepaid insurance	1,631	3,099
Anticipated insurance recoveries	11,267	—
Other	3,201	3,298

Prepaid expenses and other current assets	$20,104	$9,969

Other Accrued Liabilities

Other accrued liabilities consist of the following at September 30:

	2012	2011
	(In thousands)
Accrued insurance	$19,930	$14,074
Accrued swap valuation liability	5,638	6,744
Due to third party payors	5,444	6,339
Other	19,372	19,371

Other accrued liabilities	$50,384	$46,528

10. Long-term Debt

The Company’s long-term debt consists of the following at September 30:

	September 30, 2012	September 30, 2011
	(in thousands)
Term loan, principal and interest due in quarterly installments through February 9, 2017	$522,050	$527,350
Original issue discount on term loan, net of accumulated amortization	(5,737)	(7,081)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	250,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(8,615)	(10,227)
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	19,000	—

	776,698	760,042
Less current portion	24,300	5,300

Long-term debt	$752,398	$754,742

Senior Secured Credit Facilities

On February 9, 2011, the Company completed refinancing transactions (the “February 2011 Refinancing”) and entered into senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility (the “term loan”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”) and a (ii) $75.0 million five-year senior secured revolving credit facility (the “senior revolver”). The Company refers to these facilities as the “senior secured credit facilities”.

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

In October 2012, the Company modified the terms of the senior secured credit facilities. See note 22 for details.

Term loan

The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes an annual provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The Company has not been required to make such a prepayment to date. As of September 30, 2012, the variable interest rate on the term loan was equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 4.25%; or (ii) the Eurodollar rate (provided that the rate shall not be less than 1.75% per annum), plus 5.25%, at the Company’s option. At September 30, 2012, the variable interest rate on the term loan was 7.00%.

Senior revolver

During the fiscal year ended September 30, 2012, the Company drew $679.2 million under the senior revolver and repaid $660.2 million during the period. At September 30, 2012, the Company had $19 million of outstanding borrowings under the senior revolver and $56 million of availability under the senior revolver. The Company had $39.8 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and any in excess of that amount reduce availability under the Company’s senior revolver. The interest rates for any borrowings under the senior revolver are the same as the term loan.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” The outstanding borrowings at September 30, 2012 were borrowed under the swingline, which have maturities less than one year, and are reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

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

Derivatives

The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011, maturing on September 30, 2014. The Company entered into this interest rate swap to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swap, the Company received from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and the Company made payments to the counterparty based on a fixed rate of 2.5% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under the Company’s term loan, this swap effectively fixed the Company’s cost of borrowing for $400.0 million of the term loan at 7.8% per annum for the term of the swap.

In October 2012, the Company amended the terms of the swap agreement in connection with the amendment and restatement of the terms of the senior secured credit facilities. See note 22 for Subsequent Events.

The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $5.6 million or $3.4 million after taxes at September 30, 2012 and $6.7 million or $4.0 million after taxes at September 30, 2011. The fair value was recorded in current liabilities (under Other accrued liabilities) on the Company’s consolidated balance sheets and was determined based on pricing models and independent formulas using current assumptions. The entire change in fair market value is recorded in shareholder’s equity (deficit), net of tax, on the consolidated balance sheets as accumulated other comprehensive loss.

Annual maturities

Annual maturities of the Company’s debt for the years ended September 30 are as follows.

Amounts due at any year end may increase as a result of the provision in the senior credit agreement that requires a prepayment of a portion of the outstanding term loan amounts if the Company generates certain levels of cash flow.

(In thousands)
2013	$24,300
2014	5,300
2015	5,300
2016	5,300
2017	500,850
Thereafter	250,000

Total	$791,050

11. Shareholder’s Equity

Common Stock

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.

Dividends to Parent

During fiscal 2012, 2011 and 2010, our indirect parent NMH Investment repurchased equity units from employees upon or after their departures from the Company for $75 thousand, $1.5 million and $95 thousand, respectively. The Company accounted for these repurchases as dividends of $75 thousand, $1.5 million and $95 thousand, respectively, to its indirect parent NMH Investment to fund these repurchases.

On February 9, 2011, as part of the February 2011 Refinancing described in note 10, the Company declared a dividend of $219.7 million to Parent, which in turn made a distribution of $219.7 million to its direct parent, NMH Holdings, Inc. (“NMH Holdings”). NMH Holdings used the proceeds of the distribution to (i) repurchase $210.9 million aggregate principal amount of the Senior Floating Rate Toggle Notes due 2014 (the “NMH Holdings notes”) at a premium (ii) repurchase an additional $13.3 million principal amount of NMH Holdings notes the Company held as an investment and (iii) pay related fees and expenses.

12. Employee Savings and Retirement Plans

The Company has a multi-company plan (the “Plan”) which covers all of its wholly-owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its business units. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of $4.2 million, $3.7 million and $4.6 million, for fiscal years 2012, 2011 and 2010, respectively.

The Company has the following two deferred compensation plans:

The National Mentor Holdings, LLC Executive Deferred Compensation Plan

The National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for senior management, in which the Company contributes to the executive’s account a percentage of the executive’s base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.4 million, $0.5 million, and $0.3 million for fiscal 2012, 2011 and 2010, respectively. The unfunded accrued liability was $2.2 million and $1.8 million as of September 30, 2012 and 2011, respectively, and was included in Other long-term liabilities on the Company’s consolidated balance sheets.

The National Mentor Holdings, LLC Executive Deferral Plan

The National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $0.7 million, $1.0 million and $0.8 million for fiscal 2012, 2011 and 2010, respectively. The accrued liability related to this plan was $5.0 million and $3.8 million as of September 30, 2012 and 2011, respectively, and was included in Other long-term liabilities on the Company’s consolidated balance sheets.

In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company has purchased Company Owned Life Insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. The cash surrender value of the COLI policies was $4.0 million and $3.4 million as of September 30, 2012 and 2011, respectively, and was included in Other assets on the Company’s consolidated balance sheets.

13. Related Party Transactions

Management Agreements

On February 9, 2011, the Company entered into an amended and restated management agreement with Vestar Capital Partners V, L.P. (“Vestar”) relating to certain advisory and consulting services for an annual management fee equal to the greater of (i) $850 thousand or (ii) an amount equal to 1.0% of the Company’s consolidated earnings before interest, taxes, depreciation, amortization and management fee for each fiscal year determined as set forth in the Company’s senior credit agreement.

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

This agreement provides for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $1.3 million, $1.3 million and $1.2 million of management fees and expenses for the years ended September 30, 2012, 2011 and 2010, respectively. The accrued liability related to the management agreement was $0.4 million at September 30, 2012 and September 30, 2011.

Consulting Agreements

During fiscal 2011, the Company engaged Alvarez & Marsal Healthcare Industry Group (“Alvarez & Marsal”) to provide certain transaction advisory and other services. A director of the Company, Guy Sansone, is a Managing Director at Alvarez & Marsal and the head of its Healthcare Industry Group. The engagement resulted in aggregate fees of $1.0 million for the fiscal year ended September 30, 2011, and was approved by the Company’s Audit Committee. Mr. Sansone is not a member of the Company’s Audit Committee and was not personally involved in the engagement.

The Company engaged Duff & Phelps, LLC as a financial advisor in connection with the refinancing transactions described in note 9, including the repurchase of the NMH Holdings notes, and related matters. According to public filings, at the time of this transaction Vestar owned 12.4% of the Class A common stock of Duff & Phelps Corporation, the parent company of Duff & Phelps, LLC, and one of Vestar’s principals served on the Board of Directors of Duff & Phelps Corporation but was not personally involved in the engagement. The engagement resulted in fees of approximately $0.2 million during the fiscal year ended September 30, 2011 and was approved by the Company’s Board of Directors, with the Vestar members abstaining from voting.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida and California which have various expiration dates extending out as far as July 2016. Related party lease expense was $1.6 million, $3.7 million and $3.9 million for the fiscal years ended September 30, 2012, 2011 and 2010, respectively.

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

Assets and liabilities recorded at fair value at September 30, 2012 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,638)	$—	$(5,638)	$—

Assets and liabilities recorded at fair value at September 30, 2011 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(6,744)	$—	$(6,744)	$—

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

At September 30, 2012 and September 30, 2011, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	September 30, 2012		September 30, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$241,385	$251,875	$239,773	$228,750

The fair values were estimated using calculations based on quoted market prices when available and company – specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

15. Leases

Operating leases

The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2026. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense for fiscal 2012, 2011 and 2010 was $49.2 million, $48.0 million and $44.3 million, respectively.

During fiscal 2012, the Company completed two sale-leaseback transactions under which it sold two properties to unrelated third parties. Net proceeds from these sales were $2.8 million. Concurrent with these sales, the Company entered into agreements to lease the properties back from the purchasers over an initial lease term of seven and ten years, respectively, each with two, five-year renewal options. The Company classified these leases as operating leases, actively uses or plans to actively use the leased properties and considers the lease as normal leaseback for accounting purposes. The Company deferred a $0.1 million gain on these transactions which includes both a current and non-current portion, with the current portion based on the amount that is expected to amortize over the next 12 months. The current and non-current portions are included in Accrued liabilities on the consolidated balance sheets.

In fiscal 1995, the Company entered into an initial five year operating lease agreement for its corporate office with a total expected minimum lease commitment of $2.4 million. The lease has been extended and amended through eleven amendments, and as of September 30, 2012, the Company had total expected minimum lease commitments of $8.0 million over the lease term. The lease expires in 2017 and the Company has the option to extend the lease term. Total rent expense related to this lease was $1.5 million, $1.5 million and $1.4 million for fiscal years 2012, 2011 and 2010, respectively.

Future minimum lease payments for noncancellable operating leases for the fiscal years ending September 30, are as follows:

(In thousands)
2013	$43,302
2014	36,133
2015	28,918
2016	21,633
2017	17,207
Thereafter	45,582

$192,775

Capital leases

The Company leases certain facilities under various non-cancellable capital leases that expire at various dates through fiscal 2025. Assets acquired under capital leases with an original cost of $9.5 million and $7.1 million and related accumulated amortization of $1.3 million and $0.7 million are included in property and equipment, net for fiscal 2012 and 2011, respectively. Amortization expense for fiscal years 2012, 2011 and 2010 was $0.7 million, $0.4 million and $0.2 million, respectively.

The following is a schedule of the future minimum lease payments under the capital leases at September 30:

(In thousands)
2013	$461
2014	507
2015	552
2016	604
2017	661
Thereafter	6,060

Total minimum lease payments	$8,845

Interest expense on capital leases during fiscal years 2012, 2011 and 2010 was $0.8 million, $0.6 million and $0.2 million, respectively.

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

The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, employment practices liability, and professional and general liability programs are based on analyses performed by management and take into account reports by independent third parties. Accruals are periodically reevaluated and increased or decreased based on new information.

For professional and general liability claims arising from occurrences from October 1, 2010 through September 30, 2011, the Company was self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, the Company is self-insured for the first $4.0 million of each and every claim with no aggregate limit. In connection with the Merger on June 29, 2006, subject to $1.0 million per claim and up to $2.0 million in aggregate retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods.

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

During the first quarter of fiscal 2012, the Company adopted Accounting Standards Update No 2010-24, Health Care Entities (Topic 954), Presentation of Insurance Claims and Related Insurance Recoveries (“ASU 2010-24”), which clarifies that companies should not net insurance recoveries against related claim liabilities. Additionally, the amount of the claim liability should be determined without consideration of insurance recoveries. The Company adopted ASU 2010-24 prospectively and the impact of the adoption is reflected on the September 30, 2012 consolidated balance sheets. Had the Company adopted ASU 2010-24 as of September 30, 2011, current assets and current liabilities would have been $187.1 million and $148.0 million, respectively. Total assets and liabilities would have been $1,046.8 million and $1,078.0 million, respectively.

A summary of the assets and liabilities related to the Company’s insurance programs at September 30, 2012 and pro forma at September 30, 2011 are as follows:

(in thousands)	September 30, 2012 (1)	September 30, 2011 (2)
Assets
Anticipated insurance recoveries
Current	$11,267	$20,872
Long term	22,276	15,110

Total Assets	$33,543	$35,982

Liabilities
Self-insured liabilities
Current	$32,604	$36,149
Long term	53,388	42,125

Total Liabilities	$85,992	$78,274

(1)	Anticipated insurance recoveries are presented in Prepaid expenses and other current assets and Other assets on the Company’s consolidated balance sheets. Self-insured liabilities are presented in Accrued payroll and related costs, Other accrued liabilities and Other long-term liabilities on the Company’s consolidated balance sheets.

(2)	Pro forma — as if the Company adopted as of September 30, 2011.

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

The Company reserves for costs related to contingencies in accordance with aggregate estimates, or when a loss is not included in its estimates and the loss is probable and the amount is reasonably estimable. While the Company believes the provision for legal contingencies is adequate, the outcome of the legal proceedings is difficult to predict and the Company may settle legal claims or be subject to judgments for amounts that differ from the Company’s estimates.

17. Income Taxes

The benefit for income taxes consists of the following at September 30:

	2012	2011	2010
	(In thousands)
Current:
Federal	$(5,267)	$439	$8,310
State	(11)	1,349	2,726

Total current taxes payable	(5,278)	1,788	11,036
Net deferred tax benefit	(14,223)	(16,215)	(11,241)

Income tax benefit	(19,501)	(14,427)	$(205)

The Company paid income taxes during fiscal 2012, 2011 and 2010 of $0.4 million, $1.6 million and $1.5 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

	2012	2011
	(In thousands)
Gross deferred tax assets:
Deferred compensation	$1,006	$846
Interest rate swap agreements	2,280	2,726
Accrued workers’ compensation	11,346	11,481
Net operating loss carryforwards	13,075	11,384
Allowance for bad debts	3,173	2,650
Tax credits	1,596	—
Other	2,717	3,122

	35,193	32,209
Valuation allowance	(7,079)	(6,397)

Deferred tax assets	28,114	25,812
Deferred tax liabilities:
Depreciation	(5,955)	(13,985)
Amortization of goodwill and intangible assets	(95,695)	(101,259)
Other accrued liabilities	(2,460)	(678)

Net deferred tax liabilities	$(75,996)	$(90,110)

The Company is required to record a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that valuation allowances at September 30, 2012 and 2011 of $7.1 million and $6.4 million, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowances primarily related to certain state net operating loss carryforwards.

For federal purposes, the Company had $16.1 million of net operating loss carryforwards for fiscal 2012, which expire in 2032, and $13.5 million of net operating loss carryforwards for fiscal 2011, which expire in 2031. For state purposes, the Company had $150.6 million of net operating loss carryforwards for fiscal 2012, which expire from 2013 through 2032, and $136.3 million of net operating loss carryforwards for fiscal 2011, which expire from 2012 through 2031.

The following is a reconciliation between the statutory and effective income tax rates at September 30:

	2012	2011	2010
	(In thousands)
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.2	2.2	(20.8)
Nondeductible comp	(0.7)	(3.2)	(49.9)
Other nondeductible expenses	(1.1)	(1.4)	(9.6)
Credits	—	0.6	100.5
Unrecognized tax benefit	16.3	0.1	0.6
Other	3.2	(0.2)	(43.0)

Effective tax rate	57.9%	33.1%	12.8%

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

As of September 30, 2011, there was $4.9 million in total unrecognized tax benefits that was recognized during the year ended September 30, 2012. This had a $3.8 million favorable impact on the Company’s effective tax rate for fiscal 2012. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of September 30, 2011, the Company had accrued a total of $2.3 million in interest and penalties, which is recorded under Other accrued liabilities and the benefit was recognized during the year ended September 30, 2012. No interest and penalties were accrued as of September 30, 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at September 30, 2010	$4,918
Reduction due to lapse of statute of limitation	(61)

Balance at September 30, 2011	$4,857
Reduction due to effective settlement	(4,857)

Balance at September 30, 2012	$—

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

The SRS segment delivers health care and community-based health and human services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. This segment is organized in a reporting structure composed of two operating segments which are aggregated based on similarity of economic characteristics and services provided.

Activities classified as “Corporate” in the table below relate primarily to unallocated home office items.

The Company generally evaluates the performance of its operating segments based on income from operations. The following is a financial summary by reportable operating segment for the periods indicated.

For the Year Ended September 30,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2012
Net revenue	$944,145	$185,466	$—	$1,129,611
Income (loss) from operations	79,435	20,376	(53,071)	46,740
Total assets	692,015	216,663	136,305	1,044,983
Depreciation and amortization	44,665	14,389	2,777	61,831
Purchases of property and equipment	17,659	10,218	2,118	29,995
Income (loss) from continuing operations before income taxes	14,337	7,798	(55,832)	(33,697)
2011
Net revenue	$895,134	$175,476	$—	$1,070,610
Income (loss) from operations	77,885	18,434	(61,158)	35,161
Total assets	781,645	168,780	60,425	1,010,850
Depreciation and amortization	44,641	13,374	3,886	61,901
Purchases of property and equipment	12,495	6,909	1,474	20,878
Income (loss) from continuing operations before income taxes	17,949	7,012	(68,502)	(43,541)
2010
Net revenue	$874,528	$136,941	$—	$1,011,469
Income (loss) from operations	80,801	15,356	(51,488)	44,669
Depreciation and amortization	42,318	9,366	4,729	56,413
Purchases of property and equipment	11,886	7,007	1,980	20,873
Income (loss) from continuing operations before income taxes	38,876	9,378	(49,862)	(1,608)

Revenue from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for 15%, 15% and 16% of the Company’s net revenue for fiscal 2012, 2011 and 2010, respectively.

19. Stock-Based Compensation

Under its equity-based compensation plan adopted in 2006, NMH Investment previously issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units to the Company’s employees and members of the Board of Directors as incentive compensation. As of September 30, 2012, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units and 6,375 Class E Units authorized for issuance under the plan. These units derive their value from the value of the Company.

On June 15, 2011, NMH Investment issued Class F Units, a new class of non-voting common equity units of NMH Investment, as incentive compensation. Up to 5,396,388 Class F Common Units may be issued under the 2006 Unit Plan to management of the Company as equity-based compensation. In addition, the terms of the Class B, C and D Common Units were amended to accelerate the vesting of any outstanding unvested Class B, C and D Common Units so that they became 100% vested.

For participants who have been continuously employed by the Company since December 31, 2008, 75% of the Class F Common Units vested upon grant and 25% of the Class F Common Units vested on December 15, 2012 (or 18 months following the date of grant) assuming continuous employment with the Company on that date. For participants who have not been continuously employed by the Company since December 31, 2008, 50% of the Class F Common Units vested upon grant, 25% of the Class F Common Units vested on December 15, 2012 and 25% of the Class F Common Units vest on June 15, 2014 (or 36 months following the date of grant), in each case, if the participant continues to be employed by the Company on that date. Class F Common Units awarded after the initial issuances in June 2011 will vest in three equal tranches on each of the first three anniversaries of their respective issuance date.

On August 13, 2012, an amendment was made to the Amended and Restated 2006 Unit Plan that authorized the issuance of two new classes of non-voting equity units of NMH Investment of up to 130,000 Class G Common Units and up to 1,200,000 Class H Common Units. The Class G Common Units vest upon the consummation of a sale of the Company or an initial public offering of the Company. The Class H Common Units vest upon the consummation of a sale of the Company. Additionally, upon an initial public offering of the Company, the Class H Common Units vest if certain multiples of investment return are achieved by Vestar Capital Partners V, L.P. and certain of its affiliates. As a result, the Company did not recognize any stock-based compensation expense associated with the Class G Common Units or Class H Common Units as of September 30, 2012.

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

The fair value of the units issued during fiscal years 2012, 2011 and 2010 was calculated using the following assumptions:

	FY2012	FY2011	FY2010
Risk-free interest rate	0.21-0.27%	0.68%	0.67%
Expected term	1.7-2.4 years	3 years	1.7 years
Expected volatility	40.0%	50.0%	55.0%

The estimated fair value of the units, less an assumed forfeiture rate of 9.7%, was recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards with the exception of the Class G Common Units and Class H Common Units. The assumed forfeiture rate is based on an average of the Company’s historical forfeiture rates, which the Company estimates is indicative of future forfeitures.

The Company recorded $0.7 million, $3.7 million and $0.7 million of stock-based compensation expense for fiscal years 2012, 2011 and 2010, respectively. Stock-based compensation expense is included in General and administrative expense in the consolidated statements of operations. The summary of activity under the plan is presented below:

	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at September 30, 2011	932,008	$1.02
Granted	1,328,024	0.54
Forfeited	—	0.00
Vested	324,246	1.01

Nonvested balance at September 30, 2012	1,935,786	0.69

As of September 30 2012, there was $0.9 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 1.79 years.

20. Valuation and Qualifying Accounts

The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2012, 2011 and 2010:

	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period
	(In thousands)
Fiscal year ended September 30, 2012	$7,957	$12,902	$(11,609)	$9,250
Fiscal year ended September 30, 2011	$7,225	$11,670	$(10,938)	$7,957
Fiscal year ended September 30, 2010	$5,896	$12,458	$(11,129)	$7,225

21. Quarterly Financial Data (unaudited)

The following table presents consolidated statement of operations data for each of the eight quarters in the period which began December 31, 2010 and ended September 30, 2012. This information is derived from the Company’s unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For The Quarters Ended (1)
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net revenue	$264,474	$264,969	$269,701	$271,466	$274,433	$278,829	$285,348	$291,001
Income (loss) from continuing operations, net of tax	1,722	(12,214)	(8,265)	(10,357)	(5,015)	(833)	(3,083)	(5,265)
Income (loss) from discontinued operations, net of tax	44	(843)	(68)	(4,161)	(64)	(226)	101	5

Net income (loss)	$1,766	$(13,057)	$(8,333)	$(14,518)	$(5,079)	$(1,059)	$(2,982)	$(5,260)

(1)	The Company sold its home health business, closed certain Human Services operations in the state of Maryland and closed its Human Services operations in the states of Colorado, Nebraska, New Hampshire and New York. All fiscal years presented reflect the classification of these businesses as discontinued operations.

22. Subsequent Events

On October 15, 2012, the Company entered into an Amendment Agreement (the “Amendment Agreement”), to amend and restate the senior credit agreement, dated as of February 9, 2011. The Amendment Agreement converted the existing term loan facility into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “Tranche B-1 Term Loan”). The proceeds of the Tranche B-1 Term Loan were used to prepay the existing term loan facility and to pay the fees and expenses incurred in connection with the Amendment Agreement. The Amendment Agreement also replaced the Company’s existing $75 million revolving credit facility and the borrowings thereunder with a new $75 million revolving credit facility. The interest rates under the Amended and Restated Credit Agreement were unchanged from the Original Credit Agreement, except that the LIBOR floor applicable to borrowings under the Amended and Restated Credit Agreement was reduced by 0.50%. In addition, if, prior to October 15, 2013, the Company prepays or reprices any portion of the Tranche B-1 Term Loan, the Company will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

Also, on October 15, 2012, the Company amended its interest rate swap agreement. The notional amount of the interest rate swap of $400.0 million remains unchanged with the effective date of October 15, 2012 and ending September 30, 2014. Under the new terms of this swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.078% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis.

In November 2012, the Company acquired one company complementary to its Human Services business. Aggregate consideration for the acquisition was $0.5 million.