Form 10-Q
period 2012-12-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2013-02-14
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 14, 2013, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index

National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Restricted cash	1,011	1,134
Accounts receivable, net	157,323	153,991
Deferred tax assets, net	18,543	18,764
Prepaid expenses and other current assets	24,333	20,104

Total current assets	201,210	193,993
Property and equipment, net	151,799	151,548
Intangible assets, net	363,346	372,385
Goodwill	234,347	234,361
Restricted cash	50,000	50,000
Other assets	43,101	42,696

Total assets	$1,043,803	$1,044,983

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$23,139	$33,640
Accrued payroll and related costs	57,528	60,010
Other accrued liabilities	54,075	50,384
Obligations under capital lease, current	448	461
Current portion of long-term debt	38,200	24,300

Total current liabilities	173,390	168,795
Other long-term liabilities	69,849	64,893
Deferred tax liabilities, net	92,631	94,760
Obligations under capital lease, less current portion	8,308	8,384
Long-term debt, less current portion	751,810	752,398
Commitments and contingencies
SHAREHOLDER’S DEFICIT
Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	33,866	33,695
Accumulated other comprehensive loss	(3,093)	(3,358)
Accumulated deficit	(82,958)	(74,584)

Total shareholder’s deficit	(52,185)	(44,247)

Total liabilities and shareholder’s deficit	$1,043,803	$1,044,983

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Net revenue	$294,865	$274,433
Cost of revenue (exclusive of depreciation expense shown below)	234,787	213,747
Operating expenses:
General and administrative	36,766	33,290
Depreciation and amortization	15,610	14,901

Total operating expenses	52,376	48,191

Income from operations	7,702	12,495
Other income (expense):
Management fee of related party	(336)	(315)
Other income (expense), net	338	284
Interest income	5	4
Interest expense	(19,604)	(19,787)

Loss from continuing operations before income taxes	(11,895)	(7,319)
Benefit for income taxes	(3,517)	(2,304)

Loss from continuing operations	(8,378)	(5,015)
Income (loss) from discontinued operations, net of tax	4	(64)

Net loss	$(8,374)	$(5,079)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Net loss	$(8,374)	$(5,079)
Other comprehensive loss, net of tax:
Gain on derivative instrument classified as cash flow hedge, net of tax benefit of $221 and $121, respectively	265	179

Total other comprehensive loss, net of tax	$(8,109)	$(4,900)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended December 31,
	2012	2011
	(unaudited)
Operating activities
Net loss	$(8,374)	$(5,079)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Accounts receivable allowances	3,788	2,952
Depreciation and amortization of property and equipment	6,151	5,776
Amortization of intangible assets	9,416	9,129
Amortization of original issue discount and initial purchasers discount	737	741
Amortization of financing costs	696	594
Stock-based compensation	171	165
Deferred income taxes	(2,130)	(2,534)
Loss (gain) on disposal of assets	152	(22)
Non-cash impairment charge	99	(18)
Changes in operating assets and liabilities:
Accounts receivable	(7,120)	(21,255)
Other assets	(3,725)	(2,024)
Accounts payable	(9,234)	(750)
Accrued payroll and related costs	(2,482)	(700)
Other accrued liabilities	4,206	10,110
Other long-term liabilities	4,957	1,295

Net cash used in operating activities	(2,692)	(1,620)
Investing activities
Cash paid for acquisitions, net of cash received	(475)	(3,150)
Purchases of property and equipment	(8,227)	(6,262)
Changes in restricted cash	123	111
Proceeds from sale of assets	468	79

Net cash used in investing activities	(8,111)	(9,222)
Financing activities
Repayments of long-term debt	(1,325)	(1,325)
Proceeds from borrowings under senior revolver	301,200	107,000
Repayments of borrowings under senior revolver	(287,300)	(95,000)
Repayments of capital lease obligations	(125)	(76)
Payments of financing costs	(1,647)	(20)

Net cash provided by financing activities	10,803	10,579

Net increase (decrease) in cash and cash equivalents	—	(263)
Cash and cash equivalents at beginning of period	—	263

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$10,359	$10,379
Cash paid for income taxes	$150	$72
Supplemental disclosure of non-cash investing activities:
Accrued property, plant and equipment	$817	$783
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$—	$2,434

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2012

(Unaudited)

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 34 states. The Company provides services to approximately 12,000 clients in residential settings, some of whom also receive periodic services. It also provides periodic services to approximately 16,500 clients in non-residential settings.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended December 31, 2012 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The final standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for the Company beginning in the first quarter of fiscal 2013 and was applied retrospectively. Additionally, the FASB issued ASU 2011-12-Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) in December 2011. ASU 2011-12 defers the effective date of the requirement of ASU 2011-05 to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income for all periods presented. The deferral of the requirement for the presentation of reclassification adjustments is intended to be temporary until the Board reconsiders the operational concerns and needs of financial statement users. The amendments are effective for our fiscal year ended September 30, 2013. The adoption of ASU 2011-05 and ASU 2011-12 impacted the presentation of other comprehensive loss as the Company previously presented the components of other comprehensive loss as part of the statement of changes in stockholder’s equity.

Intangibles — Goodwill and Other — In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Additionally, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the impairment test, and perform the qualitative assessment in any subsequent period. ASU 2011-08 is effective for the Company in fiscal 2013. The adoption of this provision did not impact the consolidated financial statements as the Company has elected to proceed directly to the first step of the impairment test.

Intangibles-Goodwill and Other — In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350, to provide an option to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinitely-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this provision did not impact the consolidated financial statements as the Company has elected to proceed directly to the first step of the impairment test.

Technical Corrections and Improvements — In October 2012, the FASB issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company does not expect the adoption of this standard to have a material impact to its consolidated financial statements.

3. Long-Term Debt

The Company’s long-term debt consists of the following:

(in thousands)	December 31, 2012	September 30, 2012
Term loan, principal and interest due in quarterly installments through February 9, 2017	$520,725	$522,050
Original issue discount on term loan, net of accumulated amortization	(5,402)	(5,737)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	250,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(8,213)	(8,615)
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	32,900	19,000

	790,010	776,698
Less current portion	38,200	24,300

Long-term debt	$751,810	$752,398

Senior Secured Credit Facilities

On February 9, 2011, we completed the February 2011 Refinancing, which included entering into a senior credit agreement (as amended, the “senior credit agreement”) for senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility, of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”) and a (ii) $75.0 million five-year senior secured revolving credit facility. The Company refers to these facilities, as amended on October 15, 2012, as the “senior secured credit facilities”.

On October 15, 2012, the Company entered into an Amendment Agreement (the “Amendment Agreement”), to amend and restate the senior credit agreement governing the senior secured credit facilities. The Amendment Agreement converted the existing term loan facility into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “term loan”). The proceeds were used to prepay the existing term loan facility. Total fees incurred related to the Amendment Agreement were approximately $1.7 million of which a majority of the amount is being amortized over the term loan. The Amendment Agreement also replaced the Company’s existing $75 million revolving credit facility and the borrowings thereunder with a new $75 million revolving credit facility (the “senior revolver”). The interest rates under the senior secured credit facilities were unchanged by the Amendment Agreement, except that the LIBOR floor applicable to borrowings under the senior secured credit facilities was reduced by 0.50%. In addition, pursuant to the Amendment Agreement, if, prior to October 15, 2013, the Company prepays or reprices any portion of the term loan, the Company will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

Term loan

The original $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The senior credit agreement also includes an annual provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The Company has not been required to make such a prepayment of its term loan as of December 31, 2012. The variable interest rate on the term loan is equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to a LIBOR floor of 2.25% per annum), plus 4.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.25% per annum), plus 5.25%, at the Company’s option. At December 31, 2012, the variable interest rate on the term loan was 6.5%.

In February 2013, the Company entered into an amendment related to its senior credit agreement to increase the amount of borrowings under its term loan. See note 13 for details.

Senior revolver

During the three months ended December 31, 2012, the Company drew $301.2 million under the senior revolver and repaid $287.3 million during the period (including borrowings and repayments prior to the Amendment Agreement). At December 31, 2012, the Company had $32.9 million of outstanding borrowings under the senior revolver and $42.1 million of availability under the senior revolver. The Company had $40.4 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. The interest rate for borrowings under the senior revolver was 7.5% as of December 31, 2012.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” The outstanding borrowings at December 31, 2012 were borrowed under the swingline and the senior revolver, which have maturities less than one year, and are reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

Senior Notes

In connection with the February 2011 Refinancing, the Company issued $250.0 million of 12.5% senior notes due 2018 (the “senior notes”) at a price equal to 97.737% of their face value, for net proceeds of $244.3 million. The net proceeds were reduced by an initial purchasers’ discount of $5.6 million. The senior notes are the Company’s unsecured obligations and are guaranteed by certain of the Company’s existing subsidiaries.

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

Derivatives

The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011, maturing on September 30, 2014. The Company entered into this interest rate swap to hedge the risk of changes in the floating rate of interest on borrowings under the original term loan. Under the terms of the swap, the Company received from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and the Company made payments to the counterparty based on a fixed rate of 2.54650% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under the Company’s term loan, this swap effectively fixed the Company’s cost of borrowing for $400.0 million of the term loan at 7.8% per annum for the term of the swap.

On October 15, 2012, the Company amended the terms of its interest rate swap agreement in connection with the amendment and restatement of the terms of the senior secured credit facilities. The notional amount of the interest rate swap of $400.0 million and maturity date of September 30, 2014 remained unchanged. Under the new terms of the interest rate swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.078% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. As a result of the modification of the terms of the interest rate swap agreement, the fair value of the interest rate swap was increased by approximately $68 thousand and the increase in fair value is being amortized into Other income (expense) over the remaining term of the interest rate swap agreement.

The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $5.2 million, or $3.1 million after taxes, at December 31, 2012. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The entire change in fair market value is recorded in shareholder’s equity, net of tax, on the consolidated balance sheets as accumulated other comprehensive loss.

4. Shareholder’s Equity

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.

From time to time, our indirect parent NMH Investment may repurchase equity units from employees upon or after their departure from the Company. The Company accounts for the repurchase of the equity units as dividends to its indirect parent NMH Investment. There were no dividends paid for the three months ended December 31, 2012 and 2011, respectively.

5. Business Combinations

The operating results of the acquired businesses are included in the consolidated statements of operations from the date of acquisition. The Company accounted for the acquisitions under the purchase method of accounting and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill.

During the three months ended December 31, 2012, the Company acquired one company complementary to its business in the Human Services segment for a total consideration of $0.5 million.

Carolina Autism. On November 1, 2012, the Company acquired the assets of Carolina Autism for $0.5 million. Carolina Autism is located in South Carolina and provides group home services, behavioral services and related services primarily to individuals diagnosed with autism and pervasive development disorders. As a result of this acquisition, the Company recorded $16 thousand of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $420 thousand of intangible assets which included $89 thousand of non-compete agreements with a useful life of 5 years, $136 thousand of agency contracts with a weighted average useful life of 12 years, and $195 thousand of licenses and permits with a weighted average useful life of 10 years. As of December 31, 2012, the Company is still in the process of finalizing its purchase price adjustments.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	Carolina Autism
Identifiable intangible assets	$420
Property and equipment	39

Total identifiable net assets	459
Goodwill	16

6. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the three months ended December 31, 2012 are as follows:

	Human Services	Post Acute Specialty Rehabilitation Services	Total
	(In thousands)
Balance as of September 30, 2012	$169,662	$64,699	$234,361
Goodwill acquired through acquisitions	16	—	16
Goodwill written off related to disposal of businesses	(72)	—	(72)
Adjustments to goodwill, net	—	42	42

Balance as of December 31,2012	$169,606	64,741	$234,347

Intangible Assets

Intangible assets consist of the following as of December 31, 2012:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$467,713	$175,641	$292,072
Non-compete/non-solicit	4,038	1,489	2,549
Relationship with contracted caregivers	11,051	7,106	3,945
Trade names	3,774	2,176	1,598
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	45,389	25,050	20,339
Intellectual property	904	461	443

	$575,269	$211,923	$363,346

Intangible assets consist of the following as of September 30, 2012:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$467,639	$167,976	$299,663
Non-compete/non-solicit	3,949	1,301	2,648
Relationship with contracted caregivers	11,051	6,831	4,220
Trade names	3,774	2,078	1,696
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	45,194	23,911	21,283
Intellectual property	904	429	475

	$574,911	$202,526	$372,385

Amortization expense for continuing operations was $9.4 million and $9.1 million for the three months ended December 31, 2012 and 2011, respectively.

The estimated remaining amortization expense related to intangible assets with finite lives for the nine months remaining in fiscal 2013 and each of the four succeeding years and thereafter is as follows:

Three Months Ended December 31,
(in thousands)
2013	$28,328
2014	37,097
2015	35,273
2016	33,398
2017	29,148
Thereafter	157,702

$320,946

7. Related Party Transactions

Management Agreement

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

This agreement provides for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $ 0.3 million of management fees and expenses for the three months ended December 31, 2012 and 2011, respectively. The accrued liability related to the management agreement was $0.1 million at December 31, 2012 and $0.4 million at September 30, 2012.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California. These leases have various expiration dates extending out as far as March 2018. Related party lease expense was $0.4 million and $1.0 million for the three months ended December 31, 2012 and 2011, respectively.

8. Fair Value Measurements

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

Assets and liabilities recorded at fair value at December 31, 2012 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,159)	$—	$(5,159)	$—

Assets and liabilities recorded at fair value at September 30, 2012 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,638)	$—	$(5,638)	$—

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

At December 31, 2012 and September 30, 2012, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	December 31, 2012		September 30, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$241,787	$262,500	$241,385	$251,875

The fair values were estimated using calculations based on quoted market prices when available and company – specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

9. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended December 31, 2012, the Company’s effective income tax rate was 29.6% compared to an effective tax rate of 31.5% for the three months ended December 31, 2011. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

NMH Holdings files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2008. The Company did not have a reserve for uncertain income tax positions at December 31, 2012. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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

For the three months ended December 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2012
Net revenue	$243,655	$51,210	$—	$294,865
Income (loss) from operations	19,765	4,434	(16,497)	7,702
Total assets	689,932	212,093	141,778	1,043,803
Depreciation and amortization	11,202	3,848	560	15,610
Purchases of property and equipment	5,421	2,270	536	8,227
Income (loss) from continuing operations before income taxes	5,781	1,085	(18,761)	(11,895)
2011
Net revenue	$229,476	$44,957	$—	$274,433
Income (loss) from operations	20,060	5,093	(12,658)	12,495
Depreciation and amortization	10,780	3,380	741	14,901
Purchases of property and equipment	2,526	3,594	142	6,262
Income (loss) from continuing operations before income taxes	3,152	2,040	(12,511)	(7,319)

Revenue from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for 14% and 15% of the Company’s net revenue for the three months ended December 31, 2012 and 2011, respectively.

11. Accruals for Self-Insurance

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

For professional and general liability, from October 1, 2010 through September 30, 2011, the Company was self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, the Company is self-insured for the first $4.0 million of each and every claim with no aggregate limit. In connection with the acquisition by Vestar on June 29, 2006 (the “Merger”), subject to $1.0 million per claim and up to $2.0 million in aggregate retentions, the Company purchased additional insurance for certain claims relating to pre-Merger periods.

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

The Company reports its self-insurance liabilities on a gross basis without giving effect to insurance recoveries. Anticipated insurance recoveries are presented in Prepaid expenses and other current assets and Other assets on our consolidated balance sheets. Self-insured liabilities are presented in Accrued payroll and related costs, Other accrued liabilities and Other long-term liabilities on our consolidated balance sheets.

12. Other Commitments and Contingencies

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

13. Subsequent Events

On February 4, 2013, the Company entered into an Incremental Amendment No. 1 (the “Incremental Amendment No. 1”) to the Amended and Restated Credit Agreement, dated as of February 9, 2011 and amended and restated as of October 15, 2012 (as amended and restated from time to time, the “Senior Credit Agreement”), among the Company, NMH Holdings, LLC, the subsidiary guarantors party thereto, UBS AG, Stamford Branch, as Administrative Agent, UBS Loan Finance LLC, as swingline lender, and the other lenders from time to time party thereto. The Incremental Amendment No. 1 provides for an additional $30.0 million term loan (the “Incremental Term Loan”) under the Company’s tranche B-1 term loan facility (the “Term Loan”) pursuant to the terms of the Senior Credit Agreement that permit up to $125.0 million of incremental borrowings, subject to the conditions set forth in the Senior Credit Agreement. The Company is required to repay the Incremental Term Loan in quarterly principal installments of 0.25% of its principal amount, with the balance payable at maturity. All of the other terms of the Incremental Term Loan are identical to the Term Loan, as described in note 3.

The net proceeds of the Incremental Term Loan were used to repay $29.8 million of outstanding borrowings under the Company’s revolving credit facility (the “Senior Revolver”). After the repayment on February 5, 2013, the Company had no borrowings under the Senior Revolver and the Company had $75 million of availability under the Senior Revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as well as our reports on Form 8-K and other publicly available information. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this report.

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 34 states. We provide services to approximately 12,000 clients in residential settings, some of whom also receive periodic services. Approximately 16,500 clients receive periodic services from us in non-residential settings.

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

Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. Since the beginning of the recent economic downturn, our government payors in several states have responded to deteriorating revenue collections by implementing provider rate reductions. In addition, during this period, the volume of referrals to our residential programs has been constrained in many markets as payors have sought in-home periodic services as an alternative to more expensive residential care.

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

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to incur and fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During the twelve months ended December 31, 2012, operating losses on new starts for programs started within the previous 18 months were $8.8 million, as compared to $2.0 million during the twelve months ended December 31, 2011. During the three months ended December 31, 2012, operating losses on new starts for programs started within the previous 18 months were $2.6 million as compared to $0.7 million during the three months ended December 31, 2011. These increased losses reflect a substantial increase in both the number of new starts and the substantial investments we are making in these new starts.

During fiscal 2012 and the first quarter of fiscal 2013, we made substantial investments in our core Human Services business, especially in new start spending, as described above. That spending produced an increase in organic revenue growth but it also had the effect of reducing our operating margin. We intend to continue an elevated level of new start spending through at least the second quarter of fiscal 2013, and we expect that this will continue to depress our operating margin while we do so. Management’s goal is to improve our operating margin as our newly begun programs stabilize and our new start spending begins to decline.

Acquisitions

As of December 31, 2012, we have completed 35 acquisitions since the acquisition by Vestar on June 29, 2006 including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.

During the three months ended December 31, 2012, we acquired one company complementary to our business in the Human Services segment, for a total consideration of $0.5 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. During the three months ended December 31, 2012, we derived approximately 87% of our net revenue from state, local and other government payors and approximately 13% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In such instances, we estimate and record a liability from such excess payments. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

Occasionally, timing of payment streams may be affected by delays by the state related to bill processing systems, staffing or other factors. While these delays have historically impacted our cash position in particular periods, they have not resulted in long-term collections problems.

Expenses

Expenses directly related to providing services are classified as Cost of revenue. Direct costs and expenses principally include salaries and benefits for service provider employees; per diem payments to our Mentors; residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care; certain client expenses such as food, medicine and transportation costs for clients requiring services; and professional and general liability expense. General and administrative expenses primarily include salaries and benefits for administrative employees, or employees that are not directly providing services, administrative occupancy costs as well as professional expenses such as accounting, consulting and legal services. Depreciation and amortization includes depreciation for fixed assets utilized in both facilities providing direct care and administrative offices, and amortization related to intangible assets.

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

Occupancy costs represent a significant portion of our operating costs. As of December 31, 2012, we owned 390 facilities and one office, and we leased approximately 1,166 facilities and approximately 271 offices. For the three months ended December 31, 2012 and 2011, our aggregate rental payments for these leases, including taxes and operating expenses, were $13.2 million and $12.1 million. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expense totaled 1.8% and 1.1% of our net revenue for the three months ended December 31, 2012 and December 31, 2011, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. We incurred professional and general liability expenses of $5.3 million and $3.1 million for the three months ended December 31, 2012 and 2011, respectively. The expense for the three months ended December 31, 2012 included an expense of $2.4 million not reflected in the prior period. This represents an adjustment to our tail reserve for professional and general liability claims which is required by accounting standards for companies with claims-made insurance (the “PL/GL Tail Reserve”). Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. Commencing October 1, 2010, our self-insured retentions and premiums increased dramatically. For claims arising from occurrences between October 1, 2010 and September 30, 2011, we are self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, we have been self-insured for the first $4.0 million of each and every claim without an aggregate limit. These increased costs have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing our claims exposure.

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

For the three months ended December 31	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2012
Net revenue	$243,655	$51,210	$—	$294,865
Income (loss) from operations	19,765	4,434	(16,497)	7,702
Operating margin	8.1%	8.7%		2.6%
2011
Net revenue	$229,476	$44,957	$—	$274,433
Income (loss) from operations	20,060	5,093	(12,658)	12,495
Operating margin	8.7%	11.3%		4.6%

Three months ended December 31, 2012 compared to three months ended December 31, 2011

Consolidated revenue for the three months ended December 31, 2012 increased by $20.4 million, or 7.4% compared to revenue for the three months ended December 31, 2011. Revenue increased $12.2 million from organic growth, including growth related to new programs and $8.9 million from acquisitions that closed during and after the three months ended December 31, 2011. The organic revenue growth was partially offset by a reduction in revenue of $0.7 million from businesses we divested during the same period.

Consolidated income from operations decreased from $12.5 million, or 4.6 % of revenue, for the three months ended December 31, 2011 to $7.7 million, or 2.6% of revenue, for the three months ended December 31, 2012.

Our operating margin decreased from 4.6% to 2.6% largely due to the increase in direct labor costs as the Company increased staffing in connection with new starts for programs started within the previous 18 months. Total operating losses relating to new starts for the three months ended December 31, 2012 were $2.6 million, as compared to $0.7 million during the three months ended December 31, 2011.

During the three months ended December 31, 2012, we also incurred an additional $2.4 million of expense related to PL/GL Tail Reserve as compared to the three months ended December 31, 2011. The expense relating to professional and general liability retentions and premiums is included in Cost of revenue in the accompanying consolidated statements of operations. Additionally, our health insurance expense increased by $1.6 million as compared to the three months ended December 31, 2011, as a result of a change in reserves. Approximately $1.4 million of the increase in health insurance expense is included in Cost of revenue and approximately $0.2 million is included in General and administrative expenses within the accompanying consolidated statements of operations.

Total occupancy costs have also increased approximately $1.4 million during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. The increase in occupancy expense is primarily attributable to the acquisitions that have closed during and after the three months ended December 31, 2011 and new starts.

Human Services

Human Services revenue for the three months ended December 31, 2012 increased by $14.2 million, or 6.2% compared to the three months ended December 31, 2011. Revenue increased $9.5 million from organic growth, including growth related to new programs, and $5.4 million from acquisitions that closed during and after the three months ended December 31, 2011. The organic revenue growth was partially offset by a reduction in revenue of $0.7 million from businesses we divested during the same period.

Income from operations decreased from $20.1 million, or 8.7% of revenue, during the three months ended December 31, 2011 to $19.8 million, or 8.1% of revenue, during the three months ended December 31, 2012.

Operating margin was negatively impacted by an increase in direct labor costs as the Company increased staffing in connection with new starts for programs started within the previous 18 months.

Additionally, during the three months ended December 31, 2012, we recorded an additional $1.2 million in occupancy costs and an additional $0.6 million in travel and transportation expense compared to the three months ended December 31, 2011.

During the three months ended December 31, 2012, our health insurance expense increased by $1.3 million as a result of a change in reserves as compared to the three months ended December 31, 2011.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the three months ended December 31, 2012 increased by $6.3 million, or 13.9%, compared to the three months ended December 31, 2011. Revenue increased $2.9 million as a result of organic growth, including growth from new programs, and $3.4 million from acquisitions that closed during and after the three months ended December 31, 2011.

Income from operations decreased from $5.1 million, or 11.3% of revenue, during the three months ended December 31, 2011 to $4.4 million, or 8.7% of revenue, during the three months ended December 31, 2012. The decrease in operating margin is primarily due to the increase in direct labor costs as we increased staffing in connection with new starts for programs started within the previous 18 months.

Corporate

Total corporate expenses increased from $12.7 million for the three months ended December 31, 2011 to $16.5 million for the three months ended December 31, 2012. During the three months ended December 31, 2012, we incurred an additional $2.4 million of expense related to PL/GL Tail Reserve as compared to the three months ended December 31, 2011. The expense relating to professional and general liability retentions and premiums is included in Cost of revenue in the accompanying consolidated statements of operations. Additionally, corporate expenses have increased due to the increase in staffing and other general and administrative employee-related costs.

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

Operating activities

Cash flows used in operating activities was $2.7 million for the three months ended December 31, 2012 compared to cash flows used in operating activities of $1.6 million for the three months ended December 31, 2011. The increase in cash used in operating activities is primarily attributable to the increase in working capital items from the three months ended December 31, 2011 as compared to the three months ended December 31, 2012. Our days sales outstanding has remained relatively flat at 52 days at December 31, 2012 as compared to September 30, 2012.

Investing activities

Net cash used in investing activities was $8.1 million and $9.2 million for the three months ended December 31, 2012 and 2011, respectively. Cash paid for property and equipment for the three months ended December 31, 2012 was $8.2 million, or 2.8% of revenue, compared to $6.3 million, or 2.3% of revenue, for the three months ended December 31, 2011. During the three months ended December 31, 2012 we paid $0.5 million for one acquisition in our Human Services segment and we received $0.5 million in proceeds from the sale of certain real estate, vehicles, and other fixed assets. During the three months ended December 31, 2011 we paid $3.2 million for three acquisitions, two in our Human Services segment and one in our SRS segment.

Financing activities

Net cash provided by financing activities was $10.8 million for the three months ended December 31, 2012 as compared to $10.6 million of cash provided by financing activities for the three months ended December 31, 2011. Net cash provided by financing activities for the three months ended December 31, 2012 and 2011 was primarily the result of net borrowings under the senior revolver.

Our principal sources of funds are cash flows from operating activities and available borrowings under our senior revolver. Our increased cash interest payments after the February 2011 Refinancing and our investments in our growth initiatives have reduced our liquidity in the business. During the three months ended December 31, 2012, we borrowed an aggregate of $301.2 million under our senior revolver and repaid $287.3 million during the same period. At December 31, 2012, we had $32.9 million of outstanding borrowings and $42.1 million of availability under the senior revolver. However, despite the contractual availability, our leverage covenants could effectively limit our ability to draw on the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under our senior revolver. We expect to continue to draw on the revolver during fiscal 2013 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case. After giving effect to the $30.0 million incremental term loan we incurred on February 5, 2013 and the repayment of borrowings under the senior revolver using the proceeds of the incremental term loan, we would have had $2.9 million of outstanding borrowings and $72.1 million of availability under the senior revolver at December 31, 2012.

Debt and Financing Arrangements

On February 9, 2011, we completed the February 2011 Refinancing, which included entering into a senior credit agreement (as amended, the “senior credit agreement”) for senior secured credit facilities and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”). We used the net proceeds from the senior secured credit facilities ($520.9 million) and the senior notes ($238.7 million), together with cash on hand, to: (i) repay all amounts owing under our old senior secured credit facilities and our mortgage facility; (ii) purchase $171.9 million of our senior subordinated notes; (iii) pay $9.6 million to NMH Holdings related to a tax sharing arrangement; (iv) declare a $219.7 million dividend to Parent, which in turn made a distribution to NMH Holdings, which used $206.4 million cash proceeds of the distribution to repurchase $210.9 million aggregate principal amount of the NMH Holdings notes at a premium to market value (v) repurchase an additional $13.3 million principal amount of NMH Holdings notes we held as an investment and (vi) pay related fees and expenses.

Senior Secured Credit Facilities

In the February 2011 Refinancing, we entered into senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility, of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility and a (ii) $75.0 million five-year senior secured revolving credit facility. (We refer to these facilities, as amended on October 15, 2012, as the “senior secured credit facilities”).

On October 15, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) to amend and restate the senior credit agreement governing the senior secured credit facilities. The Amendment Agreement converted the existing term loan facility into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “term loan”), the proceeds of which were used to prepay the existing term loan. The Amendment Agreement also replaced our existing $75 million revolving credit facility and the borrowings thereunder with a new $75 million revolving credit facility (the “senior revolver”). The Amendment Agreement had the effect of lowering the interest rate we pay on the borrowings under the senior secured credit facilities by 0.5%, by reducing the LIBOR floor from 1.75% to 1.25%.

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

At our option, we may add one or more new term loan facilities or increase the commitments under the senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million so long as certain conditions, including a consolidated leverage ratio (as defined in the senior credit agreement) of not more than 6.00 to 1.00 on a pro forma basis, are satisfied. The covenants in the indenture governing the senior notes effectively limit the amount of incremental borrowings that we may incur to not more than $75.0 million. In February 2013, we entered into an amendment related to our senior credit agreement for an incremental borrowing of $30.0 million under our term loan.

The senior credit agreement contains a number of covenants including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains affirmative covenants and events of default. The senior credit agreement also requires us to maintain certain financial covenants, as described under “Covenants”.

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

The interest rates under the senior secured credit facilities were unchanged by the Amendment Agreement, except that the LIBOR floor applicable to borrowings under the senior secured credit facilities was reduced by 0.50%. As a result, borrowings under the Amended and Restated Credit Agreement bear interest as follows: (1) in the case of base rate loans, at a rate equal to the greater of (a) the prime rate of UBS AG, Stamford Branch, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to a LIBOR floor of 2.25% per annum), plus 4.25%, and (2) in the case of Eurodollar loans, at the Eurodollar rate (subject to a LIBOR floor of 1.25% per annum), plus 5.25%. At December 31, 2012, the variable interest rate on the term loan was 6.5%.

Pursuant to the Amendment Agreement, if, prior to October 15, 2013, we prepay or reprice any portion of the term loan, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

Senior revolver

We had $32.9 million of borrowings and $42.1 million of availability under the senior revolver at December 31, 2012 and had $40.4 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rate for any borrowings under the senior revolver was 7.5% at December 31, 2012.

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit in excess of the $50 million credit collateral account or making of a swingline loan will reduce the amount available under the senior revolver.

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

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of December 31, 2012. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter a consolidated leverage ratio of not more than 6.75 to 1.00. This consolidated leverage ratio will step down over time, starting on June 30, 2013 when we will be required to maintain a leverage ratio of not more than 6.50 to 1.00. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated adjusted EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter a minimum consolidated interest coverage ratio of 1.40 to 1.00 at December 31, 2012 and this ratio will continue to step up over time. The next step up is on March 31, 2013 when we will be required to maintain a minimum interest coverage ratio of 1.45 to 1.00. The consolidated interest coverage ratio is defined as the ratio of consolidated adjusted EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.

As of December 31, 2012, our consolidated leverage ratio was 5.95 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.80 to 1.00, as calculated in accordance with the senior credit agreement. As of December 31, 2012, total debt, net of cash and cash equivalents, was $762.4 million. Under the senior credit agreement, consolidated adjusted EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.

Set forth below is a reconciliation of consolidated adjusted EBITDA, as calculated under the senior credit agreement, to net loss for the four fiscal quarters ended December 31, 2012.

(In thousands)
Net loss	$(17,675)
Professional liability claims expense in excess of cash payments	7,072
Operating losses from new starts	8,000
Claims made insurance liability	2,427
Restructuring expense	620
Stock-based compensation	678
Business optimization expenses	1,158
Franchise taxes, transaction fees, costs, and expenses	245
Acquisition costs	312
Depreciation and amortization	62,540
Non-cash impairment charge	147
Management fee of related party	1,346
Loss on disposal of assets	457
Interest income	(333)
Interest expense	79,262
Benefit for income taxes	(20,714)
Loss from discontinued operations, net of tax	116
Disposed EBITDA – sold entity	(41)
Acquired EBITDA	2,548

Consolidated adjusted EBITDA per the senior credit agreement	$128,165

Set forth below is an annualized calculation of consolidated interest expense as of December 31, 2012, as calculated under the credit agreement:

(In thousands)
Senior term loan	$34,405
Senior subordinated notes	31,250
Interest rate swap agreements	3,358
Unused line of credit	1,614
Capital leases	856
Standby letters of credit	99
Interest income	(333)

Consolidated interest expense per the senior credit agreement	$71,249

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of December 31, 2012:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations(1)	$1,113,845	$103,636	$140,423	$604,161	$265,625
Operating lease obligations(2)	192,671	44,390	65,980	39,757	42,544
Capital lease obligations	8,756	448	1,083	1,294	5,931
Standby letters of credit	40,437	40,437	—	—	—

Total obligations and commitments	$1,355,709	$188,911	$207,486	$645,212	$314,100

(1)	Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at December 31, 2012. As a result of the amendment to the senior credit agreement on February 4, 2013, we borrowed an incremental $30 million under the term loan.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.

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

As of December 31, 2012, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of December 31, 2012.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended September 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure related to the variable debt, we entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 and ending September 30, 2014. Under the terms of the swap, as amended on October 15, 2012, we receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and we make payments to the counterparty based on a fixed rate of 2.078% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under our term loan facility, this swap effectively fixes our cost of borrowing for $400.0 million of our term loan debt at 7.3% per annum for the term of the swap.

As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $520.7 million outstanding to $120.7 million outstanding as of December 31, 2012. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to a LIBOR floor of 2.25% per annum), plus 4.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.25%), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense on the floating rate debt by approximately $1.2 million per annum.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officers) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, we continued to transition certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

During the quarter ended December 31, 2012, we transitioned certain field general ledger functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years.

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

Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. The Joint Select Committee on Deficit Reduction’s failure to meet the deadline imposed by the Budget Control Act of 2011 triggered automatic across-the-board cuts to discretionary funding, including a 2% reduction to Medicare, now effective March 1, 2013, but specifically exempts Medicaid payments to states. While this development would not reduce federal Medicaid funding, reductions in other federal payments to states could put additional stress on state budgets, with the potential to negatively impact the ability of states to provide the state Medicaid matching funds necessary to maintain or increase the federal financial contribution to the program. In addition, Congress and the Obama Administration may choose to avert across-the-board budget cuts by adopting alternative proposals to reduce the federal budget deficit. These alternative reductions could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by the Congress, particularly those included in the Patient Protection and Affordable Care Act of 2010, that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.

Budgetary pressures facing state governments, as well as other economic, industry, and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate have experienced unprecedented budgetary deficits in recent years and implemented service reductions, rate freezes and/or rate reductions, including the states such of Minnesota, California, Florida, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

Reductions in reimbursement rates or failure to obtain increases in reimbursement rates could adversely affect our revenue, cash flows and profitability.

Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately eleven percent of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

Our level of indebtedness could adversely affect our liquidity and ability to raise additional capital to fund our operations, and it could limit our ability to invest in our growth initiatives or react to changes in the economy or our industry.

We have a significant amount of indebtedness and substantial leverage. As of December 31, 2012, we had total indebtedness of $812.4 million. Our increased cash interest payments after the February 2011 Refinancing and our investments in our growth initiatives have reduced the liquidity in our business. As of December 31, 2012, we had net borrowings of $32.9 million under our senior revolver. Although we used the net proceeds from the February 2013 Incremental Amendment to pay the outstanding balance on our senior revolver thereby increasing our liquidity, we expect to continue to make new investments in our growth that will reduce liquidity, and we may need to draw on the senior revolver in the future.

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

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three months ended December 31, 2012, our aggregate rental payments for these leases, including taxes and operating expenses, were $13.2 million. We expect this number will increase during fiscal 2013 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.

Our increased cash interest payments after the February 2011 Refinancing and our investments in our growth initiatives have reduced the liquidity in our business. As of December 31, 2012, we had net borrowings of $32.9 million under our senior revolver. As we continue to make new investments in our growth that will reduce liquidity, we may need to draw on the senior revolver in the future. Our ability to generate sufficient cash flow to fund our debt service, rental payments and other obligations depends on many factors beyond our control. See “Risk Factors — Credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.” In addition, possible acquisitions or investments in organic growth and other strategic initiatives could require additional debt financing. If our future cash flows do not meet our expectations and we are unable to service our debt, or if we are unable to obtain additional debt financing, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying acquisitions, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to effect any of these transactions on satisfactory terms, or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to obtain additional financing on satisfactory terms, or at all, could have a material adverse effect on our business, financial condition and operating results.

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

In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require spending in advance of revenue. For example, states such as California and New Jersey are in the process of closing institutions and their former residents will need care in community-based settings such as ours, and many payors are now seeking in-home periodic services as an alternative to residential care, especially for at-risk youth who otherwise would be placed in foster care. Meeting these opportunities require significant investment of our resources. In fiscal 2012 and the first quarter of fiscal 2013, we increased the amount spent on growth initiatives, such as new starts, and we intend to continue to increase our spending on growth initiatives through at least the second quarter of fiscal 2013. The elevated level of spending on new starts has had a negative effect on our operating margin, and we may not realize the anticipated benefits of the spending. If we target the wrong areas, or fail to identify the evolving needs of our payors by responding with service offerings that meet their fiscal and programmatic requirements, we may not realize the anticipated benefits of our investments and the results of our operations may suffer.

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

We estimate liabilities associated with workers’ compensation risk and establish reserves each quarter based on internal valuations, third-party actuarial advice, historical loss development factors and other assumptions believed to be reasonable under the circumstances. In prior years, our results of operations have been adversely impacted by higher than anticipated claims and they may be adversely impacted in the future if actual occurrences and claims exceed our assumptions and historical trends.

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

As part of our growth strategy, we intend to make acquisitions. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:

•	the business we acquire may not continue to generate income at the same historical levels on which we based our acquisition decision;

•	we may be unable to maintain and renew the contracts of the acquired business;

•	unforeseen difficulties may arise in integrating the acquired operations, including employment practices, information systems and accounting controls;

•	we may not achieve operating efficiencies, synergies, economies of scale and cost reductions as expected;

•	management may be distracted from overseeing existing operations by the need to integrate the acquired business;

•	we may acquire or assume unexpected liabilities or there may be other unanticipated costs;

•	we may encounter unanticipated regulatory risk;

•	we may experience problems entering new markets or service lines in which we have limited or no experience;

•	we may fail to retain and assimilate key employees of the acquired business;

•	we may finance the acquisition by incurring additional debt and further increase our leverage ratios; and

•	the culture of the acquired business may not match well with our culture.

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

CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. MIC audits have expanded during fiscal 2011 and fiscal 2012, and we expect that will continue throughout fiscal 2013. In addition to MICs, several other payors, including the state Medicaid agencies, have increased their review activities, including through the use of RAC programs. State Medicaid agencies were required to have RAC programs in place by January 1, 2012 unless granted an extension by CMS. RACs are private entities which will perform audits on a contingency fee basis, giving them an incentive to identify underpayments, from which they may be permitted to extrapolate disproportionately large penalties and fines.

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

The generally decentralized nature of our operations and manual nature of many of our controls increases our risk of control deficiencies. In connection with the transition of our billing, accounts receivable and general ledger functions to a shared services center, we have gradually been centralizing and automating certain of those controls, and we may in the future identify material weaknesses in connection with this implementation. In addition, future acquisitions may present challenges in implementing appropriate internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

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

Tax revenue continues to be constrained in many jurisdictions due to the impact of the recent economic recession and government payors may not be able to pay us for our services until they collect sufficient tax revenue. Due to the general tightening of the credit markets over the last several years, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. Last year, Standard & Poor’s downgraded the Federal government’s credit rating and additional downgrades are possible in the future, especially if the Congress doesn’t pass legislation early by mid-May to raise the federal debt ceiling. If the credit rating of the federal government is downgraded again, it is possible there will be downgrades of state credit ratings as well and, if they occur, this could make it more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

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

As of December 31, 2012, we had $520.7 million of floating rate term loan debt outstanding and $32.9 million net borrowings under our senior revolver before giving effect to the interest rate swap agreement. The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 that matures September 30, 2014, in order to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $120.7 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.2 million per annum. If interest rates increase dramatically, we could be unable to service our debt.

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

For the three months ended December 31, 2012, 14% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% applicable for Medicaid Waiver services took effect in Minnesota on July 1, 2009 and, more recently, the state implemented a 1.5% rate cut for both Medicaid Waiver and ICF Services effective September 1, 2011. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

In addition, as we continue to upgrade our systems, we run the risk of ongoing disruptions while we transition from legacy, and sometimes paper-based, systems. Disruptions in our systems could result in delays and difficulties in billing, which could negatively affect our results from operations and cash flows. We may choose systems that ultimately fail to meet our needs, or that cost more to implement and maintain than we had anticipated. Such systems may become obsolete sooner than expected, our payors may require us to invest in other systems, and state and/or federal regulations may impose electronic records standards that we cannot easily address from our existing platform. If we fail to upgrade successfully and cost-effectively, or if we are forced to invest in new or incompatible technology, our financial condition, cash flows and results of operations may suffer.

Our financial results may suffer if we have to write off goodwill or other intangible assets.

A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 57.3% and 58.1% of the total assets on our consolidated balance sheets as of December 31, 2012 and September 30, 2012, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

Our primary clients are individuals with developmental disabilities, brain injuries, or emotionally, behaviorally or medically complex challenges, many of whom would be more vulnerable than the general public in a natural disaster or public health catastrophe. For example, in a flu pandemic, we could suffer significant losses to our client population and, at a high cost, be required to pay overtime or hire replacement staff and Mentors for workers who drop out of the workforce. In a natural disaster, we could be forced to relocate some of our clients on very short notice under treacherous conditions and our new program starts could experience delays. Accordingly, natural disasters and certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

No equity securities of the Company or of its indirect parent, NMH Investment, LLC, were sold during the three months ended December 31, 2012.

Repurchases of Equity Securities

No equity securities of the Company were repurchased during the three months ended December 31, 2012.

The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended December 31, 2012:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (October 1, 2012 through October 31, 2012)	— A Units — B Units — C Units — D Units — F Units		— — — — —	— — — — —	N/A N/A N/A N/A N/A

Month #2 (November 1, 2012 through November 30, 2012)	— A Units — B Units — C Units — D Units — F Units		— — — — —	— — — — —	N/A N/A N/A N/A N/A

Month #3 (December 1, 2012 through December 31, 2012)	— A Units — B Units — C Units — D Units 16,715.00 F Units	$ $ $ $ $	0.00 0.00 0.00 0.00 0.00	— — — — —	N/A N/A N/A N/A N/A

The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended December 31, 2012. NMH Investment purchased all of the units listed in the table from one of its employees after her departure.

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

NATIONAL MENTOR HOLDINGS, INC.

February 14, 2013	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer,
Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

4.1	Supplemental Indenture of Illinois Mentor Community Services, LLC dated December 27, 2012	Filed herewith

10.1	Incremental Amendment No. 1, dated as of February 4, 2013 by and among National Mentor Holdings, Inc., NMH Holdings, LLC and the subsidiary guarantors party thereo and UBS AG, Stamford Branch, as administrative agent, and UBS Loan Finance LLC, as swingline lender.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 8-K filed February 4, 2013

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal executive officer.	Filed herewith

31.3	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files