Form 10-Q
period 2013-03-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2013-05-15
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index

National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,405	$—
Restricted cash	803	1,134
Accounts receivable, net	153,466	153,991
Deferred tax assets, net	18,316	18,764
Prepaid expenses and other current assets	22,108	20,104

Total current assets	198,098	193,993
Property and equipment, net	151,999	151,548
Intangible assets, net	349,853	372,385
Goodwill	234,345	234,361
Restricted cash	50,000	50,000
Other assets	45,902	42,696

Total assets	$1,030,197	$1,044,983

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$26,280	$33,640
Accrued payroll and related costs	53,392	60,010
Other accrued liabilities	46,681	50,384
Obligations under capital lease, current	442	461
Current portion of long-term debt	10,800	24,300

Total current liabilities	137,595	168,795
Other long-term liabilities	74,541	64,893
Deferred tax liabilities, net	88,656	94,760
Obligations under capital lease, less current portion	8,198	8,384
Long-term debt, less current portion	780,847	752,398
Commitments and contingencies
SHAREHOLDER’S DEFICIT
Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	33,903	33,695
Accumulated other comprehensive loss	(2,750)	(3,358)
Accumulated deficit	(90,793)	(74,584)

Total shareholder’s deficit	(59,640)	(44,247)

Total liabilities and shareholder’s deficit	$1,030,197	$1,044,983

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net revenue	$295,571	$277,187	$589,207	$549,938
Cost of revenue (exclusive of depreciation expense shown below)	232,053	216,895	465,775	429,244
Operating expenses:
General and administrative	37,209	35,784	73,865	68,948
Depreciation and amortization	15,637	15,217	31,145	29,971

Total operating expenses	52,846	51,001	105,010	98,919

Income from operations	10,672	9,291	18,422	21,775
Other income (expense):
Management fee of related party	(329)	(295)	(665)	(610)
Other income, net	397	271	735	555
Interest income	71	204	76	209
Interest expense	(19,342)	(19,988)	(38,947)	(39,775)

Loss from continuing operations before income taxes	(8,531)	(10,517)	(20,379)	(17,846)
Benefit for income taxes	(3,285)	(9,687)	(6,784)	(11,995)

Loss from continuing operations	(5,246)	(830)	(13,595)	(5,851)
Loss from discontinued operations, net of tax	(2,589)	(229)	(2,614)	(287)

Net loss	$(7,835)	$(1,059)	$(16,209)	$(6,138)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)
Net loss	$(7,835)	$(1,059)	$(16,209)	$(6,138)
Other comprehensive loss, net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge net of tax for the three and six months ended March 31, 2013 of $227 and $448, respectively, and $(7) and $114 for the three and six months ended March 31, 2012, respectively	343	(11)	608	168

Comprehensive loss	$(7,492)	$(1,070)	$(15,601)	$(5,970)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended March 31,
	2013	2012
	(unaudited)
Operating activities
Net loss	$(16,209)	$(6,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable allowances	7,418	6,793
Depreciation and amortization of property and equipment	12,472	11,944
Amortization of intangible assets	18,834	18,328
Amortization of original issue discount and initial purchasers discount	1,474	1,479
Amortization of financing costs	1,410	1,199
Stock-based compensation	233	333
Deferred income taxes	(6,104)	(5,616)
Loss on disposal of assets	77	47
Non-cash impairment charge	4,158	290
Changes in operating assets and liabilities:
Accounts receivable	(6,893)	(25,965)
Other assets	(4,610)	(2,714)
Accounts payable	(5,813)	2,372
Accrued payroll and related costs	(6,618)	(4,797)
Other accrued liabilities	(2,537)	4,906
Other long-term liabilities	9,648	(4,626)

Net cash provided by (used in) operating activities	6,940	(2,165)
Investing activities
Cash paid for acquisitions, net of cash received	(475)	(3,605)
Purchases of property and equipment	(15,375)	(14,179)
Changes in restricted cash	331	99
Proceeds from sale of assets	788	380

Net cash used in investing activities	(14,731)	(17,305)
Financing activities
Repayments of long-term debt	(2,725)	(2,650)
Proceeds from borrowings under senior revolver	448,900	336,100
Repayments of borrowings under senior revolver	(462,700)	(311,400)
Issuance of debt	30,000	—
Repayments of capital lease obligations	(205)	(181)
Dividend to parent	(26)	(62)
Payments of financing costs	(2,048)	(46)

Net cash provided by financing activities	11,196	21,761

Net increase in cash and cash equivalents	3,405	2,291
Cash and cash equivalents at beginning of period	—	263

Cash and cash equivalents at end of period	$3,405	$2,554

Supplemental disclosure of cash flow information
Cash paid for interest	$35,638	$36,667
Cash paid for income taxes	$471	$344
Supplemental disclosure of non-cash investing activities:
Accrued property, plant and equipment	$530	$500
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$—	$2,434

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2013

(Unaudited)

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 34 states. The Company provides services to approximately 12,200 clients in residential settings, some of whom also receive periodic services. It also provides periodic services to approximately 16,500 clients in non-residential settings.

The Company designs customized service plans to meet the unique needs of its clients, which it delivers in home—and community-based settings. Most of the Company’s service plans involve residential support, typically in small group homes, host home settings, or specialized community facilities, designed to improve the clients’ quality of life and to promote their independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. The Company’s customized service plans offer its clients as well as the payors of these services an attractive, cost-effective alternative to health and human services provided in large, institutional settings.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2013 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of changes in equity. The final standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for the Company beginning in the first quarter of fiscal 2013 and was applied retrospectively. Additionally, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) in February 2013. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. ASU 2013-02 is effective for the Company beginning in the second quarter of fiscal 2013. The adoption of ASU 2011-05 and ASU 2013-02 impacted the presentation of other comprehensive loss as the Company previously presented the components of other comprehensive loss as part of the statement of changes in stockholder’s deficit.

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

3. Long-Term Debt

The Company’s long-term debt consists of the following:

(in thousands)	March 31, 2013	September 30, 2012
Term loan, principal and interest due in quarterly installments through February 9, 2017	$549,325	$522,050
Original issue discount on term loan, net of accumulated amortization	(5,068)	(5,737)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	250,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(7,810)	(8,615)
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	5,200	19,000

	791,647	776,698
Less current portion	10,800	24,300

Long-term debt	$780,847	$752,398

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

On October 15, 2012, the Company entered into an Amendment Agreement (the “Amendment Agreement”), to amend and restate the senior credit agreement governing the senior secured credit facilities. The Amendment Agreement converted the existing term loan facility into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “term loan”). The proceeds were used to prepay the existing term loan facility. Total fees incurred related to the Amendment Agreement were $1.7 million of which a majority of the amount is being amortized over the term loan. The Amendment Agreement also replaced the Company’s existing $75 million revolving credit facility and the borrowings thereunder with a new $75 million revolving credit facility (the “senior revolver”). The interest rates under the senior secured credit facilities were unchanged by the Amendment Agreement, except that the LIBOR floor applicable to borrowings under the senior secured credit facilities was reduced by 0.50%. In addition, pursuant to the Amendment Agreement, if, prior to October 15, 2013, the Company prepays or reprices any portion of the term loan, the Company will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

The senior credit agreement also includes an annual provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The Company has not been required to make such a prepayment of its term loan as of March 31, 2013. The variable interest rate on the term loan is equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to an ABR floor of 2.25% per annum), plus 4.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.25% per annum), plus 5.25%, at the Company’s option.

Term loan

On February 4, 2013, the Company entered into an Incremental Amendment No. 1 (the “Incremental Amendment No. 1”) to the Amendment Agreement. The Incremental Amendment No. 1 provided for an additional $30.0 million term loan (the “incremental term loan”) under the Company’s existing term loan. The net proceeds of the incremental term loan were used to repay $29.8 million of outstanding borrowings under the senior revolver. Total fees incurred related to the Incremental Amendment No.1 were $0.4 million which are being amortized over the remaining period of the term loan. The Company is required to repay the incremental term loan in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity of the term loan. All of the other terms of the incremental term loan are identical to the term loan.

At March 31, 2013, the Company had $549.3 million of borrowings under the term loan (including the incremental term loan). At March 31, 2013, the variable interest rate on the term loan was 6.5%.

Senior revolver

During the six months ended March 31, 2013, the Company drew $448.9 million under the senior revolver and repaid $462.7 million during the period (including borrowings and repayments prior to the Amendment Agreement). At March 31, 2013, the Company had $5.2 million of outstanding borrowings under the senior revolver and $69.8 million of availability under the senior revolver. The Company had $41.1 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. The interest rate for borrowings under the senior revolver was 7.5% as of March 31, 2013.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” The outstanding borrowings at March 31, 2013 were borrowed under the swingline and the senior revolver, which have maturities less than one year, and are reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

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

The Company is restricted from paying dividends to NMH Holdings, LLC (“Parent”) in excess of $15.0 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes, and certain other exceptions.

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

On October 15, 2012, the Company amended the terms of its interest rate swap agreement in connection with the amendment and restatement of the terms of the senior secured credit facilities. The notional amount of the interest rate swap of $400.0 million and maturity date of September 30, 2014 remained unchanged. Under the new terms of the interest rate swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.078% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. As a result of the modification of the terms of the interest rate swap agreement, the fair value of the interest rate swap was increased by $68 thousand and the increase in fair value is being amortized into Other income (expense) over the remaining term of the interest rate swap agreement.

The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $4.6 million, or $2.7 million after taxes, at March 31, 2013. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The change in fair market value is recorded in the consolidated statements of comprehensive loss.

4. Shareholder’s Equity

Common Stock

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.

Dividends to Parent

During the second quarter of fiscal 2013 and 2012, our indirect parent NMH Investment repurchased equity units from employees upon or after their departures from the Company of $26 thousand and $62 thousand, respectively. The Company accounted for these repurchases as dividends of $26 thousand and $62 thousand, respectively, to its indirect parent NMH Investment to fund these repurchases.

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

During the six months ended March 31, 2013, the Company acquired one company complementary to its business in the Human Services segment for a total consideration of $0.5 million.

Carolina Autism. On November 1, 2012, the Company acquired the assets of Carolina Autism for $0.5 million. Carolina Autism is located in South Carolina and provides group home services, behavioral services and related services primarily to individuals diagnosed with autism and pervasive development disorders. As a result of this acquisition, the Company recorded $14 thousand of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $420 thousand of intangible assets which included $89 thousand of non-compete agreements with a useful life of 5 years, $136 thousand of agency contracts with a weighted average useful life of 12 years, and $195 thousand of licenses and permits with a weighted average useful life of 10 years.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	Carolina Autism
Identifiable intangible assets	$420
Other assets, current and long term	2
Property and equipment	39

Total identifiable net assets	461
Goodwill	14

6. Discontinued Operations and Assets Held for Sale

Mentor Rhode Island

During the second quarter of fiscal 2013, the Company adopted a plan to sell its Human Services operations in the state of Rhode Island (“Mentor Rhode Island”). For the three and six months ended March 31, 2013, the Company recorded a pre-tax impairment charge of $0.7 million related to the write-down of the Mentor Rhode Island assets to fair value. The fair market value of these assets was determined using management’s best estimate about future cash flows, which is a Level 3 financial measurement (refer to note 9 for further discussion as it relates to fair value measurements). At March 31, 2013, there was property, plant and equipment being held for sale which is immaterial to the Company and, as a result, is not reported separately as assets held for sale in the Company’s consolidated financial statements. Mentor Rhode Island was included in the Human Services Segment and the results of operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified.

Other

Also during the second quarter of fiscal 2013, the Company closed certain Human Services operations in the state of Virginia (“FAS Virginia”). FAS Virginia was included in the Human Services Segment and the results of the operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for FAS Virginia for the three and six months ended March 31, 2013 included a $3.4 million write-off of intangible assets.

The net revenue and (loss) income before taxes for Mentor Rhode Island and FAS Virginia included in discontinued operations are summarized as follows at March 31:

	Three Months Ended March 31		Six Months Ended March 31
(in thousands)	2013	2012	2013	2012
Net revenue	$1,036	$1,642	$2,265	$3,324
(Loss) income from operations	$(4,242)	$(5)	$(4,289)	$4

7. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the six months ended March 31, 2013 are as follows:

	Human Services	Post Acute Specialty Rehabilitation Services	Total
	(In thousands)
Balance as of September 30, 2012	$169,662	$64,699	$234,361
Goodwill acquired through acquisitions	16	—	16
Goodwill written off related to disposal of businesses	(72)	—	(72)
Adjustments to goodwill, net	(2)	42	40

Balance as of March 31, 2013	$169,604	$64,741	$234,345

The adjustments to goodwill reflect the final purchase price for acquisitions, as determined during the measurement period.

Intangible Assets

Intangible assets consist of the following as of March 31, 2013:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$461,315	$180,935	$280,380
Non-compete/non-solicit	4,038	1,678	2,360
Relationship with contracted caregivers	10,963	7,321	3,642
Trade names	3,774	2,274	1,500
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	45,276	26,116	19,160
Intellectual property	904	493	411

	$568,670	$218,817	$349,853

Intangible assets consist of the following as of September 30, 2012:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$467,639	$167,976	$299,663
Non-compete/non-solicit	3,949	1,301	2,648
Relationship with contracted caregivers	11,051	6,831	4,220
Trade names	3,774	2,078	1,696
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	45,194	23,911	21,283
Intellectual property	904	429	475

	$574,911	$202,526	$372,385

Amortization expense for continuing operations was $9.3 million and $18.7 million for the three and six months ended March 31, 2013, as compared to $9.1 million and $18.1 million for the three and six months ended March 31, 2012, respectively. Amortization expense for discontinued operations was $0.1 million and $0.2 million for the three and six months ended March 31, 2013, as compared to $0.1 million and $0.3 million for the three and six months ended March 31, 2012.

The estimated remaining amortization expense related to intangible assets with finite lives for the six months remaining in fiscal 2013 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2013	$18,688
2014	36,729
2015	34,898
2016	33,027
2017	28,796
Thereafter	155,315

$307,453

8. Related Party Transactions

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

This agreement provides for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $0.3 million and $0.7 million of management fees and expenses for the three and six months ended March 31, 2013 as compared to $0.3 million and $0.6 million for three and six months ended March 31, 2012, respectively. The accrued liability related to the management agreement was $0.2 million at March 31, 2013 and $0.4 million at September 30, 2012.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California. These leases have various expiration dates extending out as far as March 2018. Related party lease expense was $0.4 million and $0.8 million for the three and six months ended March 31, 2013 as compared to $0.4 million and $0.9 million for the three and six months ended March 31, 2012, respectively.

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

Assets and liabilities recorded at fair value at March 31, 2013 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(4,598)	$—	$(4,598)	$—

Assets and liabilities recorded at fair value at September 30, 2012 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,638)	$—	$(5,638)	$—

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

At March 31, 2013 and September 30, 2012, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	March 31, 2013		September 30, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$242,190	$271,250	$241,385	$251,875

The fair values were estimated using calculations based on quoted market prices when available and company – specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

10. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three and six months ended March 31, 2013, the Company’s effective income tax rate was 38.5% and 33.3% compared to an effective tax rate of 92.1% and 67.2% for the three and six months ended March 31, 2012. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited and for March 31, 2012, the recognition of prior uncertain tax positions.

NMH Holdings files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2008. The Company did not have a reserve for uncertain income tax positions at March 31, 2013. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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

For the three months ended March 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2013
Net revenue	$244,086	$51,485	$—	$295,571
Income (loss) from operations	20,258	3,596	(13,182)	10,672
Total assets	675,644	207,884	146,669	1,030,197
Depreciation and amortization	11,248	3,840	549	15,637
Purchases of property and equipment	3,111	1,687	2,350	7,148
Income (loss) from continuing operations before income taxes	4,134	327	(12,992)	(8,531)
2012
Net revenue	$232,422	$44,765	$—	$277,187
Income (loss) from operations	18,642	4,017	(13,368)	9,291
Depreciation and amortization	10,813	3,673	731	15,217
Purchases of property and equipment	4,663	2,647	485	7,795
Income (loss) from continuing operations before income taxes	1,744	932	(13,193)	(10,517)

For the six months ended March 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2013
Net revenue	$486,512	$102,695	$—	$589,207
Income (loss) from operations	40,114	8,030	(29,722)	18,422
Total assets	675,644	207,884	146,669	1,030,197
Depreciation and amortization	22,304	7,689	1,152	31,145
Purchases of property and equipment	8,532	3,957	2,886	15,375
Income (loss) from continuing operations before income taxes	7,417	1,412	(29,208)	(20,379)
2012
Net revenue	$460,216	$89,722	$—	$549,938
Income (loss) from operations	38,693	9,115	(26,033)	21,775
Depreciation and amortization	21,445	7,054	1,472	29,971
Purchases of property and equipment	8,262	4,372	1,545	14,179
Income (loss) from continuing operations before income taxes	4,895	2,977	(25,718)	(17,846)

Revenue from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for 14% of the Company’s net revenue for the three and six months ended March 31, 2013 as compared to 15% for three and six months ended March 31, 2012 respectively.

12. Accruals for Self-Insurance

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

13. Other Commitments and Contingencies

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

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 34 states. We provide services to approximately 12,200 clients in residential settings, some of whom also receive periodic services. Approximately 16,500 clients receive periodic services from us in non-residential settings.

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

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets (which we refer to as “new starts”) typically require us to incur and fund operating losses for a period of approximately 18 to 24 months. If a new start does not become profitable during such period, we may terminate it. During the twelve months ended March 31, 2013, operating losses on new starts for programs started within the previous 18 months were $10.9 million, as compared to $2.6 million during the twelve months ended March 31, 2012. During the three and six months ended March 31, 2013, operating losses on new starts for programs started within the previous 18 months were $3.0 million and $5.6 million, respectively, as compared to $1.2 million and $1.8 million during the three and six months ended March 31, 2012, respectively. These increased losses reflect a substantial increase in both the number of new starts and the substantial investments we are making in these new starts.

During fiscal 2012 and the first and second quarters of fiscal 2013, we made substantial investments in our core Human Services business, especially in new start spending, as described above. That spending produced an increase in organic revenue growth but it also had the effect of reducing our operating margin. We expect that our level of new start spending will remain well above historical standards through at least the remainder of fiscal 2013 and, as a result, continue to depress our operating margin. Management’s goal is to improve our operating margin as our newly begun programs stabilize and our new start spending begins to decline.

Acquisitions

As of March 31, 2013, we have completed 35 acquisitions since the acquisition by Vestar on June 29, 2006 including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.

During the six months ended March 31, 2013, we acquired one company complementary to our business in the Human Services segment, for a total consideration of $0.5 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. During the three and six months ended March 31, 2013, we derived approximately 87% of our net revenue from state, local and other government payors and approximately 13% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In such instances, we estimate and record a liability from such excess payments. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

Occupancy costs represent a significant portion of our operating costs. As of March 31, 2013, we owned 388 facilities and one office, and we leased approximately 1,181 facilities and approximately 267 offices. For the three and six months ended March 31, 2013, our aggregate rental payments for these leases, including taxes and operating expenses, were $13.4 million and $26.6 million, respectively. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expense totaled 1.0% and 1.4% of our net revenue for the three and six months ended March 31, 2013 and as compared to 1.1% for the three and six months ended March 31, 2012, respectively. We incurred professional and general liability expenses of $2.9 million and $8.1 million for the three and six months ended March 31, 2013 as compared to $3.1 million and $6.1 million for the three and six months ended March 31, 2012, respectively.

These expenses are incurred in connection with our claims reserve and insurance premiums. The expense for the six months ended March 31, 2013 included an expense of $2.4 million that was not incurred in the six months ended March 31, 2012. This represents an adjustment to our tail reserve for professional and general liability claims which is required by accounting standards for companies with claims-made insurance (the “PL/GL Tail Reserve”). Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. Commencing October 1, 2010, our self-insured retentions and premiums increased dramatically. For claims arising from occurrences between October 1, 2010 and September 30, 2011, we are self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, we have been self-insured for the first $4.0 million of each and every claim without an aggregate limit. These increased costs have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing our claims exposure.

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

For the three months ended March 31	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2013
Net revenue	$244,086	$51,485	—	$295,571
Income (loss) from operations	20,258	3,596	(13,182)	10,672
Operating margin	8.3%	7.0%		3.6%
2012
Net revenue	$232,422	$44,765	—	$277,187
Income (loss) from operations	18,642	4,017	(13,368)	9,291
Operating margin	8.0%	9.0%		3.4%

For the six months ended March 31	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2013
Net revenue	$486,512	$102,695	—	$589,207
Income (loss) from operations	40,114	8,030	(29,722)	18,422
Operating margin	8.2%	7.8%		3.1%
2012
Net revenue	$460,216	$89,722	—	$549,938
Income (loss) from operations	38,693	9,115	(26,033)	21,775
Operating margin	8.4%	10.2%	—	4.0%

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Consolidated revenue for the three months ended March 31, 2013 increased by $18.4 million, or 6.6%, compared to revenue for the three months ended March 31, 2012. Revenue increased $11.9 million from organic growth, including growth related to new programs, and $6.9 million from acquisitions that closed during and after the three months ended March 31, 2012. The organic revenue growth was partially offset by a reduction in revenue of $0.4 million from businesses we divested during the same period.

Consolidated income from operations increased from $9.3 million, or 3.4% of revenue, for the three months ended March 31, 2012 to $10.7 million, or 3.6% of revenue, for the three months ended March 31, 2013.

Our operating margin increased largely due to the increase in revenue noted above offset by the increase in direct labor costs as the Company increased staffing in connection with new starts for programs started within the previous 18 months. Total operating losses relating to new starts for the three months ended March 31, 2013 were $3.0 million, as compared to $1.2 million during the three months ended March 31, 2012.

Total occupancy costs have also increased approximately $2.7 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The increase in occupancy expense is primarily attributable to new programs within our Post Acute Specialty Rehabilitation Services segment and acquisitions that have closed during and after the three months ended March 31, 2012. Occupancy costs are included in Cost of revenue and General and administrative expenses within the accompanying consolidated statements of operations.

During the three months ended March 31, 2013, our workers compensation expense and health insurance expense have both increased as compared to the three months ended March 31, 2012, as a result of a change in reserves. Workers compensation expense increased by approximately $0.9 million as compared to the three months ended March 31, 2012, of which a majority of the increase is included in Cost of revenue within the accompanying consolidated statements of operations. Health insurance expense increased by $0.8 million as compared to the three months ended March 31, 2012, of which approximately $0.7 million of the increase in health insurance expense is included in Cost of revenue and approximately $0.1 million is included in General and administrative expenses within the accompanying consolidated statements of operations.

Travel and transportation costs have decreased approximately $0.7 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to cost containment efforts. Approximately $0.4 million of the decrease is recorded in Cost of revenue and approximately $0.3 million of the decrease is recorded in General and administrative expenses within the accompanying consolidated statements of operations.

For the three months ended March 31, 2013, our effective income tax rate was 38.5% compared to an effective tax rate of 92.1% for the three months ended March 31, 2012. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. In addition, our effective tax rate for the three months ended March 31, 2012 was impacted by a reduction in our reserve for uncertain income tax positions, including interest and penalties as a result of favorable settlement of audits.

We closed certain Human Services operations in the state of Virginia and adopted a plan to sell certain Human Services operations in the state of Rhode Island during the second quarter of fiscal 2013. The operations of these businesses are included in discontinued operations.

Human Services

Human Services revenue for the three months ended March 31, 2013 increased by $11.7 million, or 5.0%, compared to the three months ended March 31, 2012. Revenue increased $8.5 million from organic growth, including growth related to new programs, and $3.6 million from acquisitions that closed during and after the three months ended March 31, 2012. The organic revenue growth was partially offset by a reduction in revenue of $0.4 million from businesses we divested during the same period.

Income from operations increased from $18.6 million, or 8.0% of revenue, during the three months ended March 31, 2012 to $20.3 million, or 8.3% of revenue, during the three months ended March 31, 2013. Operating margin was positively impacted primarily due to the increase in revenue as noted above partially offset by the increase in direct labor costs.

Total occupancy costs have also increased by approximately $1.9 million in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Also during the three months ended March 31, 2013, our workers compensation expense increased by $0.9 million and our health insurance expense increased by $0.6 million as compared to the three months ended March 31, 2012, as a result of a change in reserves.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the three months ended March 31, 2013 increased by $6.7 million, or 15%, compared to the three months ended March 31, 2012. Revenue increased $3.4 million as a result of organic growth, including growth from new programs, and $3.3 million from acquisitions that closed during and after the three months ended March 31, 2012.

Income from operations decreased from $4.0 million, or 9.0% of revenue, during the three months ended March 31, 2012 to $3.6 million, or 7.0% of revenue, during the three months ended March 31, 2013. The decrease in operating margin is primarily due to the increase in direct labor costs as we increased staffing in connection with new starts for programs started within the previous 18 month period.

Total occupancy costs have also increased approximately $1.5 million in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Corporate

Total corporate expenses decreased from $13.4 million for the three months ended March 31, 2012 to $13.2 million for the three months ended March 31, 2013. Corporate expenses have decreased slightly due to the decrease in employee travel, administrative occupancy costs, and other general and administrative related costs.

Six months ended March 31, 2013 compared to six months ended March 31, 2012

Consolidated revenue for the six months ended March 31, 2013 increased by $39.3 million, or 7.1%, compared to revenue for the six months ended March 31, 2012. Revenue increased $26.4 million from organic growth, including growth related to new programs, and $13.5 million from acquisitions that closed during and after the six months ended March 31, 2012. The organic revenue growth was partially offset by a reduction in revenue of $0.6 million from businesses we divested during the same period.

Consolidated income from operations decreased from $21.8 million, or 4.0% of revenue, for the six months ended March 31, 2012 to $18.4 million, or 3.1% of revenue, for the six months ended March 31, 2013.

Our operating margin decreased largely due to the increase in direct labor costs as we increased staffing in connection with new starts for programs started within the previous 18 months. Total operating losses relating to new starts for the six months ended March 31, 2013 were $5.6 million, as compared to $1.8 million during the six months ended March 31, 2012.

Total occupancy costs increased approximately $4.1 million during the six months ended March 31, 2013 as compared to the six months ended March 31, 2012. The increase in occupancy expense is primarily attributable to new programs within our Post-Acute Specialty Rehabilitation Services segment and acquisitions that have closed during and after the six months ended March 31, 2012.

During the six months ended March 31, 2013, we also incurred an additional $2.4 million of expense related to the PL/GL Tail Reserve as compared to the six months ended March 31, 2012. The expense relating to professional and general liability retentions and premiums is included in Cost of revenue in the accompanying consolidated statements of operations.

Additionally, our health insurance expense and workers compensation expense increased in the six months ended March 31, 2013 as compared to the six months ended March 31, 2012, as a result of a change in reserves. Health insurance expense increased by approximately $2.3 million; approximately $2.0 million of the increase in health insurance expense is included in Cost of revenue and approximately $0.3 million is included in General and administrative expenses within the accompanying consolidated statements of operations. Workers compensation expense increased approximately $1.3 million and is recorded in Cost of revenue within the accompanying consolidated statement of operations.

Depreciation and amortization expense increased $1.2 million during the six months ended March 31, 2013 from the prior period but decreased slightly as a percent of revenue from 5.5% to 5.3% for the same periods. The increase in depreciation and amortization expense is primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets. Partially offsetting this increase, depreciation and amortization expense decreased as certain assets became fully depreciated.

For the six months ended March 31, 2013, our effective income tax rate was 33.3% compared to an effective tax rate of 67.2% for the six months ended March 31, 2012. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. In addition, our effective tax rate for the six months ended March 31, 2012 was impacted by a reduction in our reserve for uncertain income tax positions, including interest and penalties, as a result of favorable settlement of audits.

We closed certain Human Services operations in the state of Virginia and adopted a plan to sell certain Human Services operations in the state of Rhode Island during the second quarter of fiscal 2013. The operations of these businesses are included in discontinued operations.

Human Services

Human Services revenue for the six months ended March 31, 2013 increased by $26.3 million, or 5.7%, compared to the six months ended March 31, 2012. Revenue increased $20.0 million from organic growth, including growth related to new programs, and $6.9 million from acquisitions that closed during and after the six months ended March 31, 2012. The organic revenue growth was partially offset by a reduction in revenue of $0.6 million from businesses we divested during the same period.

Income from operations increased from $38.7 million, or 8.4% of revenue, during the six months ended March 31, 2012 to $40.1 million, or 8.2% of revenue, during the six months ended March 31, 2013.

Operating margin was negatively impacted by the increase in labor costs as we increased staffing in connection with new starts for programs started within the previous 18 months.

Additionally, during the six months ended March 31, 2013, we recorded an additional $3.2 million in occupancy costs. During the six months ended March 31, 2013, our health insurance expense increased by $1.9 million and our workers compensation expense increased by $1.2 million, as a result of a change in reserves, as compared to the six months ended March 31, 2012.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the six months ended March 31, 2013 increased by $13.0 million, or 14.5%, compared to the six months ended March 31, 2012. Revenue increased $6.4 million as a result of organic growth, including growth from new programs, and $6.6 million from acquisitions that closed during and after the six months ended March 31, 2012.

Income from operations decreased from $9.1 million, or 10.2% of revenue, during the six months ended March 31, 2012 to $8.0 million, or 7.8% of revenue, during the six months ended March 31, 2013. The decrease in operating margin is primarily due to the increase in direct labor costs as we increased staffing in connection with new starts for programs that have started within the previous 18 months.

Additionally, during the six months ended March 31, 2013, we recorded an additional $2.3 million in occupancy costs as well as an additional $0.4 million in health insurance expense, as compared to the six months ended March 31, 2012.

Corporate

Total corporate expenses increased from $26.0 million for the six months ended March 31, 2012 to $29.7 million for the six months ended March 31, 2013. During the six months ended March 31, 2013, we incurred an additional $2.4 million of expense related to the PL/GL Tail Reserve as compared to the six months ended March 31, 2012. The expense relating to professional and general liability retentions and premiums is included in Cost of revenue in the accompanying consolidated statements of operations. Additionally, corporate expenses have increased due to the increase in staffing and other general and administrative costs.

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

Operating activities

Cash flows provided by operating activities were $6.9 million for the six months ended March 31, 2013 compared to cash flows used in operating activities of $2.2 million for the six months ended March 31, 2012. The increase in cash provided by operating activities is primarily attributable to the decrease in our days sales outstanding. Our days sales outstanding has decreased from 52 days to 50 days at March 31, 2013 as compared to September 30, 2012.

Investing activities

Net cash used in investing activities was $14.7 million and $17.3 million for the six months ended March 31, 2013 and 2012, respectively. Cash paid for property and equipment for the six months ended March 31, 2013 was $15.4 million, or 2.6% of revenue, compared to $14.2 million, or 2.6% of revenue, for the six months ended March 31, 2012. During the six months ended March 31, 2013 we paid $0.5 million for one acquisition in our Human Services segment. During the six months ended March 31, 2012 we paid $3.6 million for four acquisitions, three in our Human Services segment and one in our SRS segment.

Financing activities

Net cash provided by financing activities was $11.2 million for the six months ended March 31, 2013 as compared to $21.8 million of cash provided by financing activities for the six months ended March 31, 2012. Net cash provided by financing activities for the six months ended March 31, 2013 was primarily the result of the proceeds from the incremental borrowing on the term loan offset by the repayment of a majority of the outstanding borrowings under our senior revolver.

Our principal sources of funds are cash flows from operating activities and available borrowings under our senior revolver. Our increased cash interest payments after the February 2011 Refinancing and the $30.0 million incremental term loan, and our investments in our growth initiatives have reduced our liquidity in the business. During the six months ended March 31, 2013, we borrowed an aggregate of $448.9 million under our senior revolver and repaid $462.7 million during the same period. At March 31, 2013, we had $5.2 million of outstanding borrowings and $69.8 million of availability under the senior revolver. However, despite the contractual availability, our leverage covenants could effectively limit our ability to draw on the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under our senior revolver. We expect to continue to draw on the revolver during fiscal 2013 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

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

At our option, we may add one or more new term loan facilities or increase the commitments under the senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million so long as certain conditions, including a consolidated leverage ratio (as defined in the senior credit agreement) of not more than 6.00 to 1.00 on a pro forma basis, are satisfied. The covenants in the indenture governing the senior notes effectively limit the amount of incremental borrowings that we may incur to not more than $75.0 million. In February 2013, we entered into an amendment related to our senior credit agreement for an incremental borrowing of $30.0 million under our term loan, see “Term Loan” below for more details.

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

The interest rates under the senior secured credit facilities were unchanged by the Amendment Agreement, except that the LIBOR floor applicable to borrowings under the senior secured credit facilities was reduced by 0.50%. As a result, borrowings under the Amended and Restated Credit Agreement bear interest as follows: (1) in the case of base rate loans, at a rate equal to the greater of (a) the prime rate of UBS AG, Stamford Branch, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to an ABR floor of 2.25% per annum), plus 4.25%, and (2) in the case of Eurodollar loans, at the Eurodollar rate (subject to a LIBOR floor of 1.25% per annum), plus 5.25%.

Term loan

On February 4, 2013, we also entered into an Incremental Amendment No. 1 (the “Incremental Amendment No. 1”) to the Amendment Agreement. The Incremental Amendment No. 1 provided for an additional $30.0 million term loan (the “incremental term loan”) under our existing term loan. The net proceeds were used to repay a majority of the outstanding borrowings under our senior revolver. We are required to repay the incremental term loan in quarterly installments of 0.25% of its principal amount, with the balance payable at maturity. All of the other terms of the incremental term loan are identical to the term loan.

At March 31, 2013, we had $549.3 million of borrowings under the term loan (including the incremental term loan). At March 31, 2013, the variable interest rate on the term loan was 6.5%.

Pursuant to the Amendment Agreement, if, prior to October 15, 2013, we prepay or reprice any portion of the term loan, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

Senior revolver

We had $5.2 million of borrowings and $69.8 million of availability under the senior revolver March 31, 2013 and had $41.1 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rate for any borrowings under the senior revolver was 7.5% at March 31, 2013.

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

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of March 31, 2013. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter a consolidated leverage ratio of not more than 6.75 to 1.00. This consolidated leverage ratio will step down over time, starting on June 30, 2013 when we will be required to maintain a leverage ratio of not more than 6.50 to 1.00. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter a minimum consolidated interest coverage ratio of 1.45 to 1.00 at March 31, 2013 and this ratio will continue to step up over time. The next step up is on September 30, 2013 when we will be required to maintain a minimum interest coverage ratio of 1.55 to 1.00. The consolidated interest coverage ratio is defined as the ratio of consolidated EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.

As of March 31, 2013, our consolidated leverage ratio was 5.93 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.78 to 1.00, as calculated in accordance with the senior credit agreement. As of March 31, 2013, total debt, net of cash and cash equivalents, was $759.8 million. Under the senior credit agreement, consolidated EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.

Set forth below is a reconciliation of consolidated EBITDA, as calculated under the senior credit agreement, to net loss for the four fiscal quarters ended March 31, 2013.

(In thousands)
Net loss	$(24,451)
Professional liability claims expense in excess of cash payments	6,889
Benefit for income taxes	(14,312)
Interest expense	78,617
Interest income	(199)
Depreciation and amortization	62,537
Loss from discontinued operations, net of tax	2,476
Claims made insurance liability	2,427
Management fee of related party	1,380
Restructuring expense	556
Franchise taxes, transaction fees, costs, and expenses	314
Acquisition costs	231
Stock-based compensation	572
Loss on disposal of assets	313
Non-cash impairment charge	147
Operating losses from new starts	8,000
Business optimization expenses	1,067
Acquired EBITDA	1,454

Consolidated EBITDA per the senior credit agreement	$128,018

Set forth below is an annualized calculation of consolidated interest expense as of March 31, 2013, as calculated under the credit agreement:

(In thousands)
Senior term loan	$35,005
Senior subordinated notes	31,185
Interest rate swap agreements	3,358
Unused line of credit	1,467
Capital leases	847
Standby letters of credit	101
Interest income	(200)

Consolidated interest expense per the senior credit agreement	$71,763

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of March 31, 2013:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations(1)	$1,098,144	$78,114	$144,817	$875,213	$—
Operating lease obligations(2)	194,367	45,919	66,732	40,183	41,533
Capital lease obligations	8,640	442	1,006	1,303	5,889
Purchase obligations(3)	4,421	412	2,210	1,799	—
Standby letters of credit	41,062	41,062	—	—	—

Total obligations and commitments	$1,346,634	$165,949	$214,765	$918,498	$47,422

(1)	Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at March 31, 2013.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
(3)	Amounts represent purchase obligations related to information technology services and maintenance contracts.

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

As of March 31, 2013, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of March 31, 2013.

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

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to demand for our services, the political climate and budgetary environment, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, our margins and our liquidity. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $549.3 million outstanding to $149.3 million outstanding as of March 31, 2013. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to a LIBOR floor of 2.25% per annum), plus 4.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.25%), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense on the floating rate debt by approximately $1.5 million per annum.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officers) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2013, we continued to transition certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

During the quarter ended March 31, 2013, we transitioned certain field general ledger functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years.

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

Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. The Joint Select Committee on Deficit Reduction’s failure to meet the deadline imposed by the Budget Control Act of 2011 triggered automatic across-the-board cuts to discretionary funding, including a 2% reduction to Medicare, effective March 1, 2013, but specifically exempted Medicaid payments to states. While this development did not reduce federal Medicaid funding, reductions in other federal payments to states will put additional stress on state budgets, with the potential to negatively impact the ability of states to provide the state Medicaid matching funds necessary to maintain or increase the federal financial contribution to the program. In addition, Congress and the Obama Administration may choose to adopt alternative proposals to reduce the federal budget deficit. These alternative reductions could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by the Congress, particularly those included in the Patient Protection and Affordable Care Act of 2010, that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.

Budgetary pressures facing state governments, as well as other economic, industry, and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate experienced unprecedented budgetary deficits in recent years and implemented service reductions, rate freezes and/or rate reductions, including the states such of Minnesota, California, Florida, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

Reductions in reimbursement rates or failure to obtain increases in reimbursement rates could adversely affect our revenue, cash flows and profitability.

Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately twelve percent of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

Our level of indebtedness could adversely affect our liquidity and ability to raise additional capital to fund our operations, and it could limit our ability to invest in our growth initiatives or react to changes in the economy or our industry.

We have a significant amount of indebtedness and substantial leverage. As of March 31, 2013, we had total indebtedness of $813.2 million. Our increased cash interest payments after the February 2011 Refinancing and the $30.0 million incremental term loan, and our investments in our growth initiatives have reduced the liquidity in our business. As of March 31, 2013, we had net borrowings of $5.2 million under our senior revolver. Although we used the net proceeds from the Incremental Amendment No. 1 in February 2013 to pay the outstanding balance on our senior revolver, thereby increasing our liquidity, we expect to continue to make new investments in our growth that will reduce liquidity, and we may need to draw on the senior revolver in the future.

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

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three and six months ended March 31, 2013, our aggregate rental payments for these leases, including taxes and operating expenses, were $13.4 million and $26.6 million, respectively. We expect this number will increase during fiscal 2013 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.

Our increased cash interest payments after the February 2011 Refinancing and the $30.0 million incremental term loan, and our investments in our growth initiatives have reduced the liquidity in our business. As of March 31, 2013, we had net borrowings of $5.2 million under our senior revolver. As we continue to make new investments in our growth that will reduce liquidity, we may need to draw on the senior revolver in the future. Our ability to generate sufficient cash flow to fund our debt service, rental payments and other obligations depends on many factors beyond our control. See “Risk Factors — Credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.” In addition, possible acquisitions or investments in organic growth and other strategic initiatives could require additional debt financing. If our future cash flows do not meet our expectations and we are unable to service our debt, or if we are unable to obtain additional debt financing, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying acquisitions, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to effect any of these transactions on satisfactory terms, or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to obtain additional financing on satisfactory terms, or at all, could have a material adverse effect on our business, financial condition and operating results.

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

Although our employees are generally not unionized, we have one business in New Jersey with approximately 38 employees who are represented by a labor union, and as of August 2012, our approximately 320 Connecticut direct care workers are also represented by a labor union. Negotiations with the Connecticut union began in September 2012 and are continuing. We may not be able to negotiate this or future labor agreements on satisfactory terms. Future unionization activities could result in an increase of our labor and other costs. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require spending in advance of revenue. For example, states such as California and New Jersey are in the process of closing institutions and their former residents will need care in community-based settings such as ours, and many payors are now seeking in-home periodic services as an alternative to residential care, especially for at-risk youth who otherwise would be placed in foster care. Meeting these opportunities require significant investment of our resources. In fiscal 2012 and the first two quarters of fiscal 2013, we increased significantly the amount spent on growth initiatives, especially new starts. We expect that our new start spending will remain well above historical standards at least through the remainder of fiscal 2013. The elevated level of spending on new starts has had a negative effect on our operating margin, and we may not realize the anticipated benefits of the spending as soon as we expect to or at any point in the future. If we target the wrong areas, or fail to identify the evolving needs of our payors by responding with service offerings that meet their fiscal and programmatic requirements, we may not realize the anticipated benefits of our investments and the results of our operations may suffer.

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

Tax revenue continues to be constrained in many jurisdictions due to the impact of the recent economic recession and government payors may not be able to pay us for our services until they collect sufficient tax revenue. Due to the general tightening of the credit markets over the last several years, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. Last year, Standard & Poor’s downgraded the Federal government’s credit rating and additional downgrades are possible in the future, especially if the Congress doesn’t pass legislation this summer to raise the federal debt ceiling. If the credit rating of the federal government is downgraded again, it is possible there will be related downgrades of state credit ratings as well and, if they occur, this could make it more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

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

As of March 31, 2013, we had $549.3 million of floating rate term loan debt outstanding and $5.2 million net borrowings under our senior revolver before giving effect to the interest rate swap agreement. The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 that matures September 30, 2014, in order to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $149.3 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.5 million per annum. If interest rates increase dramatically, we could be unable to service our debt.

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

For the six months ended March 31, 2013, 14% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. A rate cut of 2.6% applicable for Medicaid Waiver services took effect in Minnesota on July 1, 2009 and, more recently, the state implemented a 1.5% rate cut for both Medicaid Waiver and ICF Services effective September 1, 2011. We cannot assure you that we will not receive further rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 56.7% and 58.1% of the total assets on our consolidated balance sheets as of March 31, 2013 and September 30, 2012, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

No equity securities of the Company were sold during the three months ended March 31, 2013; however, the Company’s indirect parent, NMH Investment, did grant equity securities during this period for no cost.

The following table sets forth the number of units of common equity of NMH Investment issued during the quarter ended March 31, 2013 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were issued under Rule 701 promulgated under the Securities Act of 1933.

Date	Title of Securities	Amount	Purchasers	Consideration
January 24, 2013	Class F Common Units	129,761.63	Certain employees	$—

Repurchases of Equity Securities

No equity securities of the Company were repurchased during the three months ended March 31, 2013.

The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended March 31, 2013:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (January 1, 2013 through January 31, 2013)	— A Units — B Units — C Units — D Units 21,531.00 F Units	$	— — — — —	— — — — —	N/A N/A N/A N/A N/A

Month #2 (February 1, 2013 through February 28, 2013)	— A Units — B Units — C Units — D Units — F Units		— — — — —	— — — — —	N/A N/A N/A N/A N/A

Month #3 (March 1, 2013 through March 31, 2013)	2,000.00 A Units 962.50 B Units 1,010.00 C Units 1,070.00 D Units 11,492.38 F Units	$ $ $ $ $	10.00 0.05 0.03 0.01 —	— — — — —	N/A N/A N/A N/A N/A

The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended March 31, 2013. NMH Investment purchased all of the units listed in the table from two of its employees after their departures.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.

May 15, 2013	By:	/s/ Denis M. Holler
Denis M. Holler
Its: Chief Financial Officer,
Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

10.1	Incremental Amendment No. 1, dated as of February 4, 2013 by and among National Mentor Holdings, Inc., NMH Holdings, LLC and the subsidiary guarantors party thereto and UBS AG, Stamford Branch, as administrative agent, and UBS Loan Finance LLC, as swingline lender.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 8-K filed February 4, 2013

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal executive officer.	Filed herewith

31.3	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files