Form 10-Q
period 2013-06-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2013-08-14
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, there were 100 shares outstanding of the registrant’s common stock, $.01 par value.

Index

National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,086	$—
Restricted cash	644	1,134
Accounts receivable, net	153,856	153,991
Deferred tax assets, net	18,032	18,764
Prepaid expenses and other current assets	22,594	20,104

Total current assets	211,212	193,993
Property and equipment, net	151,724	151,548
Intangible assets, net	339,558	372,385
Goodwill	233,083	234,361
Restricted cash	50,000	50,000
Other assets	48,344	42,696

Total assets	$1,033,921	$1,044,983

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$23,831	$33,640
Accrued payroll and related costs	62,932	60,010
Other accrued liabilities	53,682	50,384
Obligations under capital lease, current	451	461
Current portion of long-term debt	5,600	24,300

Total current liabilities	146,496	168,795
Other long-term liabilities	76,036	64,893
Deferred tax liabilities, net	84,812	94,760
Obligations under capital lease, less current portion	8,071	8,384
Long-term debt, less current portion	780,183	752,398
Commitments and contingencies
SHAREHOLDER’S DEFICIT
Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	33,910	33,695
Accumulated other comprehensive loss	(2,323)	(3,358)
Accumulated deficit	(93,264)	(74,584)

Total shareholder’s deficit	(61,677)	(44,247)

Total liabilities and shareholder’s deficit	$1,033,921	$1,044,983

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net revenue	$304,335	$283,703	$893,541	$833,641
Cost of revenue (exclusive of depreciation expense shown below)	234,626	220,075	700,401	649,318
Operating expenses:
General and administrative	37,014	35,702	110,879	104,653
Depreciation and amortization	16,826	15,250	47,970	45,220

Total operating expenses	53,840	50,952	158,849	149,873

Income from operations	15,869	12,676	34,291	34,450
Other income (expense):
Management fee of related party	(321)	(314)	(985)	(924)
Other income, net	(106)	(181)	628	374
Interest income	33	53	109	261
Interest expense	(19,535)	(19,799)	(58,482)	(59,574)

Loss from continuing operations before income taxes	(4,060)	(7,565)	(24,439)	(25,413)
Benefit for income taxes	(1,653)	(4,473)	(8,437)	(16,468)

Loss from continuing operations	(2,407)	(3,092)	(16,002)	(8,945)
(Loss) income from discontinued operations, net of tax	(64)	112	(2,678)	(175)

Net loss	$(2,471)	$(2,980)	$(18,680)	$(9,120)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(2,471)	$(2,980)	$(18,680)	$(9,120)
Other comprehensive loss, net of tax:
Gain on derivative instrument classified as cash flow hedge net of tax for the three and nine months ended June 30, 2013 of $284 and $732, respectively, and $151 and $265 for the three and nine months ended June 30, 2012, respectively	427	223	1,035	391

Comprehensive loss	$(2,044)	$(2,757)	$(17,645)	$(8,729)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(18,680)	$(9,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable allowances	12,643	9,878
Depreciation and amortization of property and equipment	19,006	18,082
Amortization of intangible assets	28,171	27,577
Amortization of original issue discount and initial purchasers discount	2,212	2,218
Amortization of financing costs	2,130	1,796
Stock-based compensation	253	502
Deferred income taxes	(9,948)	(10,596)
Loss on disposal of assets	220	137
Non-cash impairment charge	6,362	94
Changes in operating assets and liabilities:
Accounts receivable	(12,508)	(26,707)
Other assets	(8,260)	(2,312)
Accounts payable	(8,181)	2,114
Accrued payroll and related costs	2,922	4,173
Other accrued liabilities	5,168	14,344
Other long-term liabilities	11,144	(4,679)

Net cash provided by operating activities	32,654	27,501
Investing activities
Cash paid for acquisitions, net of cash received	(475)	(6,244)
Purchases of property and equipment	(22,334)	(21,714)
Changes in restricted cash	490	76
Proceeds from sale of assets	1,286	1,018

Net cash used in investing activities	(21,033)	(26,864)
Financing activities
Repayments of long-term debt	(4,125)	(3,975)
Proceeds from borrowings under senior revolver	467,100	494,100
Repayments of borrowings under senior revolver	(486,100)	(490,600)
Issuance of debt	30,000	—
Repayments of capital lease obligations	(323)	(291)
Dividend to parent	(39)	(75)
Payments of financing costs	(2,048)	(59)

Net cash provided by (used in) financing activities	4,465	(900)

Net increase in cash and cash equivalents	16,086	(263)
Cash and cash equivalents at beginning of period	—	263

Cash and cash equivalents at end of period	$16,086	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$45,755	$47,124
Cash paid for income taxes	$1,283	$731
Supplemental disclosure of non-cash investing activities:
Accrued property, plant and equipment	$441	$1,083
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$—	$2,434

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 34 states. The Company provides services to approximately 12,300 clients in residential settings, some of whom also receive periodic services. It also provides periodic services to approximately 16,800 clients in non-residential settings.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2013 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Technical Corrections and Improvements — In October 2012, the FASB issued Accounting Standards Update No. 2012-04, “Technical Corrections and Improvements”. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The Company does not expect the adoption of this standard to have a material impact to its consolidated financial statements.

3. Long-Term Debt

The Company’s long-term debt consists of the following:

(in thousands)	June 30, 2013	September 30, 2012
Term loan (including the incremental term loan), principal and interest due in quarterly installments through February 9, 2017	$547,925	$522,050
Original issue discount on term loan, net of accumulated amortization	(4,735)	(5,737)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	250,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(7,407)	(8,615)
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	—	19,000

	785,783	776,698
Less current portion	5,600	24,300

Long-term debt	$780,183	$752,398

Senior Secured Credit Facilities

On February 9, 2011, the Company completed the February 2011 Refinancing, which included entering into a senior credit agreement (as amended, the “senior credit agreement”) for senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility, of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”) and a (ii) $75.0 million five-year senior secured revolving credit facility. The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. The Company refers to these facilities, as amended on October 15, 2012, as the “senior secured credit facilities”.

On October 15, 2012, the Company entered into an Amendment Agreement (the “Amendment Agreement”), to amend and restate the senior credit agreement governing the senior secured credit facilities. The Amendment Agreement converted the existing term loan facility into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “term loan”). The proceeds were used to prepay the existing term loan facility. Total fees incurred related to the Amendment Agreement were $1.7 million of which a majority of the amount is being amortized over the life of the term loan. The Amendment Agreement also replaced the Company’s existing $75 million revolving credit facility and the borrowings thereunder with a new $75 million revolving credit facility (the “senior revolver”). The interest rates under the senior secured credit facilities were unchanged by the Amendment Agreement, except that the LIBOR floor applicable to borrowings under the senior secured credit facilities was reduced by 0.50%. In addition, pursuant to the Amendment Agreement, if, prior to October 15, 2013, the Company prepays or reprices any portion of the term loan, the Company will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

The senior credit agreement also includes an annual provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The Company has not been required to make such a prepayment of its term loan as of June 30, 2013. The variable interest rate on the term loan is equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to an ABR floor of 2.25% per annum), plus 4.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.25% per annum), plus 5.25%, at the Company’s option.

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

At June 30, 2013, the Company had $547.9 million of borrowings under the term loan (including the incremental term loan). At June 30, 2013, the variable interest rate on the term loan was 6.5%.

Senior revolver

During the nine months ended June 30, 2013, the Company drew $467.1 million under the senior revolver and repaid $486.1 million during the period (including borrowings and repayments prior to the Amendment Agreement). At June 30, 2013, the Company had no outstanding borrowings under the senior revolver and $75.0 million of availability under the senior revolver. The Company had $41.6 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. The interest rate for borrowings under the senior revolver was 7.5% as of June 30, 2013.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” Any swingline loans or other borrowings under the senior revolver, would have maturities less than one year, and would be reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

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

On October 15, 2012, the Company amended the terms of its interest rate swap agreement in connection with the amendment and restatement of the terms of the senior secured credit facilities. The notional amount of the interest rate swap of $400.0 million and maturity date of September 30, 2014 remained unchanged. Under the new terms of the interest rate swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.078% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under the Company’s term loan, this swap effectively fixed the Company’s cost of borrowing for $400.0 million of the term loan at 7.3% per annum for the term of the swap. As a result of the modification of the terms of the interest rate swap agreement, the fair value of the interest rate swap was increased by $68 thousand and the increase in fair value is being amortized into Other income (expense) over the remaining term of the interest rate swap agreement.

The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $3.9 million, or $2.3 million after taxes, at June 30, 2013. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The change in fair market value is recorded in the consolidated statements of comprehensive loss.

4. Shareholder’s Equity

Common Stock

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.

Dividends to Parent

During the nine months ended June 30, 2013 and 2012, our indirect parent NMH Investment repurchased equity units from employees upon or after their departures from the Company of $39 thousand and $75 thousand, respectively. The Company accounted for these repurchases as dividends of $39 thousand and $75 thousand, respectively, to its indirect parent NMH Investment to fund these repurchases.

5. Business Combinations

The operating results of acquired businesses are included in the consolidated statements of operations from the date of acquisition. The Company accounts for the acquisitions under the purchase method of accounting and, as a result, the purchase price was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The excess of the purchase price over the estimated fair value of net tangible assets was allocated to specifically identified intangible assets, with the residual being allocated to goodwill.

During the nine months ended June 30, 2013, the Company acquired one company complementary to its business in the Human Services segment for a total consideration of $0.5 million.

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

6. Discontinued Operations

Mentor Rhode Island

During the second quarter of fiscal 2013, the Company adopted a plan to sell its Human Services operations in the state of Rhode Island (“Mentor Rhode Island”) and completed the sale in the third quarter of fiscal 2013. The Company recorded a pre-tax loss of $0.1 million and $0.8 million for the three and nine months ended June 30, 2013, respectively. The operations of Mentor Rhode Island are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for the nine months ended June 30, 2013 included a $0.7 million impairment charge related to the write-off of intangible assets.

Other

Also during the second quarter of fiscal 2013, the Company closed certain Human Services operations in the state of Virginia (“FAS Virginia”) and recorded a pre-tax loss of $11 thousand and $3.6 million for the three and nine months ended June 30, 2013, respectively. FAS Virginia was included in the Human Services Segment and the results of the operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for FAS Virginia for the nine months ended June 30, 2013 included a $3.4 million write-off of intangible assets.

The net revenue and (loss) income before income taxes for Mentor Rhode Island and FAS Virginia included in discontinued operations are summarized as follows at June 30:

	Three Months Ended June 30		Nine Months Ended June 30
(in thousands)	2013	2012	2013	2012
Net revenue	$145	$1,645	$2,410	$4,969
(Loss) income before income taxes	$(119)	$20	$(4,408)	$23

7. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the nine months ended June 30, 2013 are as follows:

	Human Services	Post Acute Specialty Rehabilitation Services	Total
	(in thousands)
Balance as of September 30, 2012	$169,662	$64,699	$234,361
Goodwill acquired through acquisitions	16	—	16
Goodwill written off related to disposal of businesses	(1,334)	—	(1,334)
Adjustments to goodwill, net	(2)	42	40

Balance as of June 30, 2013	$168,342	$64,741	$233,083

During the nine months ended June 30, 2013, the Company wrote off goodwill of underperforming programs within the Human Services segment which were closed as of June 30, 2013. The total charge was $1.3 million and is included in General and administrative expense in the consolidated statements of operations. Additionally, the adjustments to goodwill reflect the final purchase price for acquisitions, as determined during the measurement period.

Intangible Assets

Intangible assets consist of the following as of June 30, 2013:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$459,981	$188,035	$271,946
Non-compete/non-solicit	4,038	1,868	2,170
Relationship with contracted caregivers	10,963	7,629	3,334
Trade names	3,702	2,334	1,368
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	45,174	27,212	17,962
Intellectual property	904	526	378

	$567,162	$227,604	$339,558

Intangible assets consist of the following as of September 30, 2012:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$467,639	$167,976	$299,663
Non-compete/non-solicit	3,949	1,301	2,648
Relationship with contracted caregivers	11,051	6,831	4,220
Trade names	3,774	2,078	1,696
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	45,194	23,911	21,283
Intellectual property	904	429	475

	$574,911	$202,526	$372,385

Amortization expense for continuing operations was $10.3 million and $29.0 million for the three and nine months ended June 30, 2013, as compared to $9.1 million and $27.2 million for the three and nine months ended June 30, 2012, respectively. There was no amortization expense for discontinued operations for the three months ended June 30, 2013 as compared to $0.1 million for the three months ended June 30, 2012. Amortization expense for discontinued operations was $0.2 million for the nine months ended June 30, 2013, as compared to $0.4 million for the nine months ended June 30, 2012.

Additionally, during the nine months ended June 30, 2013, the Company determined that certain of its intangible assets were impaired related to underperforming programs within the Human Services segment, which primarily consisted of $0.9 million of agency contracts and $0.1 million of licenses and permits. As a result, the Company recorded $1.0 million of amortization expense related to the write-off of these intangible assets. This charge is included in Depreciation and amortization in the accompanying consolidated statements of operations.

The estimated remaining amortization expense related to intangible assets with finite lives for the three months remaining in fiscal 2013 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2013	$9,296
2014	36,590
2015	34,757
2016	32,889
2017	28,658
Thereafter	154,968

$297,158

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

This agreement provides for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $0.3 million and $1.0 million of management fees and expenses for the three and nine months ended June 30, 2013 as compared to $0.3 million and $0.9 million for three and nine months ended June 30, 2012, respectively. The accrued liability related to the management agreement was $0.5 million at June 30, 2013 and $0.4 million at September 30, 2012, respectively.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California. These leases have various expiration dates extending out as far as March 2018. Related party lease expense was $0.4 million and $1.2 million for the three and nine months ended June 30, 2013 as compared to $0.4 million and $1.3 million for the three and nine months ended June 30, 2012, respectively.

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

Assets and liabilities recorded at fair value at June 30, 2013 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$12,000	$12,000	$—	$—
Interest rate swap agreements	$(3,894)	$—	$(3,894)	$—

Assets and liabilities recorded at fair value at September 30, 2012 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,638)	$—	$(5,638)	$—

Cash equivalents. Cash equivalents consist primarily of money market funds quoted in an active market and classified as a Level 1 asset. The carrying value of cash equivalents approximates its fair value.

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

At June 30, 2013 and September 30, 2012, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	June 30, 2013		September 30, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$242,593	$268,750	$241,385	$251,875

The fair values were estimated using calculations based on quoted market prices when available and company – specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

10. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three and nine months ended June 30, 2013, the Company’s effective income tax rate was 40.7% and 34.5% compared to an effective tax rate of 59.1% and 64.8% for the three and nine months ended June 30, 2012. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited and for June 30, 2012, the recognition of prior uncertain tax positions.

NMH Holdings files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2009. The Company did not have a reserve for uncertain income tax positions at June 30, 2013. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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

The Company generally evaluates the performance of its operating segments based on income (loss) from operations. The following is a financial summary by reportable operating segment for the periods indicated.

For the three months ended June 30,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(in thousands)
2013
Net revenue	$251,753	$52,582	$—	$304,335
Income (loss) from operations	22,374	4,176	(10,681)	15,869
Total assets	665,200	206,387	162,334	1,033,921
Depreciation and amortization	12,283	3,991	552	16,826
Purchases of property and equipment	3,381	2,392	1,186	6,959
Income (loss) from continuing operations before income taxes	5,959	791	(10,810)	(4,060)
2012
Net revenue	$236,695	$47,008	$—	$283,703
Income (loss) from operations	20,590	5,699	(13,613)	12,676
Depreciation and amortization	10,907	3,644	699	15,250
Purchases of property and equipment	4,324	2,949	262	7,535
Income (loss) from continuing operations before income taxes	3,768	2,521	(13,854)	(7,565)

For the nine months ended June 30,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(in thousands)
2013
Net revenue	$737,883	$155,658	$—	$893,541
Income (loss) from operations	62,530	12,588	(40,827)	34,291
Total assets	665,200	206,387	162,334	1,033,921
Depreciation and amortization	34,543	11,679	1,748	47,970
Purchases of property and equipment	11,913	6,349	4,072	22,334
Income (loss) from continuing operations before income taxes	13,724	2,585	(40,748)	(24,439)
2012
Net revenue	$696,911	$136,730	$—	$833,641
Income (loss) from operations	59,283	14,814	(39,647)	34,450
Depreciation and amortization	32,353	10,697	2,170	45,220
Purchases of property and equipment	12,657	7,321	1,736	21,714
Income (loss) from continuing operations before income taxes	8,924	5,498	(39,835)	(25,413)

Revenue from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for 14% of the Company’s net revenue for the three and nine months ended June 30, 2013 as compared to 15% for three and nine months ended June 30, 2012 respectively.

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

The Company reports its self-insurance liabilities on a gross basis without giving effect to insurance recoveries. Anticipated insurance recoveries are presented in Prepaid expenses and other current assets and Other assets on the Company’s consolidated balance sheets. Self-insured liabilities are presented in Accrued payroll and related costs, Other accrued liabilities and Other long-term liabilities on its consolidated balance sheets.

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

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 34 states. We provide services to approximately 12,300 clients in residential settings, some of whom also receive periodic services. Approximately 16,800 clients receive periodic services from us in non-residential settings.

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

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Many states continue to downsize or close large, publically run facilities for individuals with I/DD and refer those individuals to private providers of community-based services. Each of these factors affects the size of the I/DD population in need of services. And while our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, this trend has contributed significant increased demand for periodic, non-residential services to support at-risk youth and their families. It is noteworthy, however, that after declining by nearly 30% from it’s peak, the general foster care population across the country have recently stabilized. Demand for our SRS services has also grown as faster emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and as a “step-down” for individuals who no longer require care in acute settings.

Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. For example, during the economic downturn that began in 2008, our government payors in several states responded to deteriorating revenue collections by implementing provider rate reductions. More recently, the rate environment has improved and, as a result, for state fiscal year 2014, which began July 1, 2013 in most states, we expect to receive modest pricing increases in some jurisdictions.

Historically, pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services, although we did suffer rate reductions during and since the recession that began in 2008. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. The majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.

Expansion

We have grown our business through expansion of existing markets and programs as well as through acquisitions.

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to such new programs as “new starts”). If a new start does not become profitable during such period, we may terminate it. During the twelve months ended June 30, 2013, operating losses on new starts for programs started within the previous 18 months were $11.2 million, as compared to $4.3 million during the twelve months ended June 30, 2012. During the three and nine months ended June 30, 2013, operating losses on new starts for programs started within the previous 18 months were $2.5 million and $8.0 million, respectively, as compared to $2.3 million and $4.0 million during the three and nine months ended June 30, 2012, respectively. These increased losses reflect a substantial increase in both the number of new starts and the substantial investments we are making in these new starts.

During fiscal 2012 and the first three quarters of fiscal 2013, we made substantial investments in our core Human Services business, especially in new start spending, as described above. That spending produced an increase in organic revenue growth but it also had the effect of reducing our operating margin. We expect that our level of new start spending will remain well above historical standards through at least the remainder of fiscal 2013 and, as a result, continue to depress our operating margin. Management’s goal is to improve our operating margin as our newly begun programs stabilize and our new start spending begins to decline.

Acquisitions

As of June 30, 2013, we have completed 35 acquisitions since the acquisition by Vestar on June 29, 2006 including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.

During the nine months ended June 30, 2013, we acquired one company complementary to our business in the Human Services segment, for a total consideration of $0.5 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. During the three and nine months ended June 30, 2013, we derived approximately 87% of our net revenue from state, local and other government payors and approximately 13% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In such instances, we estimate and record a liability from such excess payments. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

Occupancy costs represent a significant portion of our operating costs. As of June 30, 2013, we owned 385 facilities and one office, and we leased approximately 1,184 facilities and approximately 262 offices. For the three and nine months ended June 30, 2013, our aggregate rental payments for these leases, including taxes and operating expenses, were $13.5 million and $40.1 million, respectively. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expense totaled 0.9% and 1.2% of our net revenue for the three and nine months ended June 30, 2013 and as compared to 1.1% for the three and nine months ended June 30, 2012, respectively. We incurred professional and general liability expenses of $2.9 million and $11.0 million for the three and nine months ended June 30, 2013 as compared to $3.1 million and $9.2 million for the three and nine months ended June 30, 2012, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. The expense for the nine months ended June 30, 2013 included an expense of $2.4 million that was not incurred in the nine months ended June 30, 2012. This represents an adjustment to our tail reserve for professional and general liability claims which is required by accounting standards for companies with claims-made insurance (the “PL/GL Tail Reserve”). Claims paid by us and our insurers for professional and general liability have increased sharply in recent years. Commencing October 1, 2010, our self-insured retentions and premiums increased dramatically. For claims arising from occurrences between October 1, 2010 and September 30, 2011, we are self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. Commencing October 1, 2011, we have been self-insured for the first $4.0 million of each and every claim without an aggregate limit. These increased costs have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing our claims exposure.

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

For the three months ended June 30	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2013
Net revenue	$251,753	$52,582	—	$304,335
Income (loss) from operations	22,374	4,176	(10,681)	15,869
Operating margin	8.9%	7.9%		5.2%
2012
Net revenue	$236,695	$47,008	—	$283,703
Income (loss) from operations	20,590	5,699	(13,613)	12,676
Operating margin	8.7%	12.1%		4.5%

For the nine months ended June 30	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2013
Net revenue	$737,883	$155,658	—	$893,541
Income (loss) from operations	62,530	12,588	(40,827)	34,291
Operating margin	8.5%	8.1%		3.8%
2012
Net revenue	$696,911	$136,730	—	$833,641
Income (loss) from operations	59,283	14,814	(39,647)	34,450
Operating margin	8.5%	10.8%	—	4.1%

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Consolidated revenue for the three months ended June 30, 2013 increased by $20.6 million, or 7.3%, compared to revenue for the three months ended June 30, 2012. Revenue increased $22.5 million from organic growth, including growth related to new programs and a $2.1 million adjustment to our state provider tax reserve relating to pre-Merger periods, and $5.6 million from acquisitions that closed during and after the three months ended June 30, 2012. The organic revenue growth was partially offset by a reduction in revenue of $7.5 million from businesses we divested during the same period.

Consolidated income from operations increased from $12.7 million, or 4.5% of revenue, for the three months ended June 30, 2012 to $15.9 million, or 5.2% of revenue, for the three months ended June 30, 2013.

Our operating margin increased largely due to the increase in revenue noted above offset by the increase in direct labor costs as the Company increased staffing in connection with new starts for programs started within the previous 18 months. Total operating losses relating to new starts for the three months ended June 30, 2013 were $2.5 million, as compared to $2.3 million during the three months ended June 30, 2012.

In addition, we wrote off goodwill and intangible assets related to underperforming programs within the Human Services segment which were closed during the three months ended June 30, 2013. The total impairment charge was $2.2 million and included the write-off of $0.9 million of intangible assets recorded in Depreciation and amortization expense and the write-off of $1.3 million of goodwill recorded in General and administrative expense in the accompanying consolidated statements of operations.

Total occupancy costs have also increased approximately $1.0 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increase in occupancy expense is attributable to acquisitions that have closed during and after the three months ended June 30, 2012, new starts, and new programs primarily within our Post-Acute Specialty Rehabilitation Services segment. Occupancy costs are included in Cost of revenue and General and administrative expenses within the accompanying consolidated statements of operations.

For the three months ended June 30, 2013, our effective income tax rate was 40.7% compared to an effective tax rate of 59.1% for the three months ended June 30, 2012. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. In addition, our effective tax rate for the three months ended June 30, 2012 was impacted by a reduction in our reserve for uncertain income tax positions, including interest and penalties as a result of favorable settlement of audits.

During the second quarter of fiscal 2013, we adopted a plan to sell certain Human Services operations in the state of Rhode Island and completed the sale in the third quarter of fiscal 2013. Additionally, we closed certain Human Services operations in the state of Virginia during the second quarter of fiscal 2013. The operations of these businesses are included in discontinued operations.

Human Services

Human Services revenue for the three months ended June 30, 2013 increased by $15.0 million, or 6.4%, compared to the three months ended June 30, 2012. Revenue increased $20.0 million from organic growth, including growth related to new programs, and $2.5 million from acquisitions that closed during and after the three months ended June 30, 2012. The organic revenue growth was partially offset by a reduction in revenue of $7.5 million from businesses we divested during the same period.

Income from operations increased from $20.6 million, or 8.7% of revenue, during the three months ended June 30, 2012 to $22.4 million, or 8.9% of revenue, during the three months ended June 30, 2013. Operating margin was positively impacted primarily due to the increase in revenue as noted above partially offset by the increase in direct labor costs.

In addition, we wrote off goodwill and intangible assets related to underperforming programs within this segment which were closed during the three months ended June 30, 2013. The total impairment charge was $2.2 million and included the write-off of $0.9 million of intangible assets and the write-off of $1.3 million of goodwill.

Total occupancy costs have also increased by approximately $0.8 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the three months ended June 30, 2013 increased by $5.6 million, or 11.9%, compared to the three months ended June 30, 2012. Revenue increased $2.5 million as a result of organic growth, including growth from new programs, and $3.1 million from acquisitions that closed during and after the three months ended June 30, 2012.

Income from operations decreased from $5.7 million, or 12.1% of revenue, during the three months ended June 30, 2012 to $4.2 million, or 7.9% of revenue, during the three months ended June 30, 2013. The decrease in operating margin is primarily due to the increase in direct labor costs.

Total occupancy costs have also increased approximately $0.9 million in the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Corporate

Total corporate expenses decreased from $13.6 million for the three months ended June 30, 2012 to $10.7 million for the three months ended June 30, 2013 due to our cost containment efforts. Corporate expenses decreased primarily due to the decrease in employee travel, administrative occupancy costs, and other general and administrative related costs.

Nine months ended June 30, 2013 compared to nine months ended June 30, 2012

Consolidated revenue for the nine months ended June 30, 2013 increased by $59.9 million, or 7.2%, compared to revenue for the nine months ended June 30, 2012. Revenue increased $62.4 million from organic growth, including growth related to new programs and a $2.1 million adjustment to our state provider tax reserve relating to pre-Merger periods, and $18.3 million from acquisitions that closed during and after the nine months ended June 30, 2012. The organic revenue growth was partially offset by a reduction in revenue of $20.8 million from businesses we divested during the same period.

Consolidated income from operations slightly decreased from $34.5 million, or 4.1% of revenue, for the nine months ended June 30, 2012 to $34.3 million, or 3.8% of revenue, for the nine months ended June 30, 2013.

Our operating margin decreased largely due to the increase in direct labor costs as we increased staffing in connection with new starts for programs started within the previous 18 months. Total operating losses relating to new starts for the nine months ended June 30, 2013 were $8.0 million, as compared to $4.0 million during the nine months ended June 30, 2012.

Total occupancy costs increased approximately $5.0 million during the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase in occupancy expense is primarily attributable to acquisitions that have closed during and after the nine months ended June 30, 2012, new programs primarily within our Post-Acute Specialty Rehabilitation Services segment, and new starts.

Depreciation and amortization expense increased $2.8 million during the nine months ended June 30, 2013 from the prior period but remained relatively flat as a percent of revenue of 5.4% for the same periods. The increase in depreciation and amortization expense is primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets. Partially offsetting this increase was a decrease in depreciation and amortization expense as certain assets became fully depreciated.

In addition, we wrote off goodwill and intangible assets related to underperforming programs within the Human Services segment which were closed during the nine months ended June 30, 2013. The total impairment charge was $2.3 million and included the write-off of $1.0 million of intangible assets recorded in Depreciation and amortization expense and the write-off of $1.3 million of goodwill recorded in General and administrative expense in the accompanying consolidated statements of operations.

During the nine months ended June 30, 2013, we also incurred an additional $2.4 million of expense related to the PL/GL Tail Reserve as compared to the nine months ended June 30, 2012. The expense relating to the PL/GL Tail Reserve is included in Cost of revenue in the accompanying consolidated statements of operations.

Additionally, our health insurance expense and workers compensation expense increased in the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012, as a result of a change in reserves. Health insurance expense increased by approximately $2.3 million; approximately $1.9 million of the increase in health insurance expense is included in Cost of revenue and approximately $0.4 million is included in General and administrative expenses within the accompanying consolidated statements of operations. Workers compensation expense increased approximately $1.5 million and is recorded in Cost of revenue within the accompanying consolidated statement of operations.

Interest expense for the nine months ended June 30, 2013 decreased $1.1 million to $58.5 million as compared to the nine months ended June 30, 2012. The decrease is due to the lower interest rate we pay on our borrowings under the senior secured credit facilities as a result of the Amendment Agreement we entered into during fiscal 2013. (Refer to Debt and Financing Arrangements for further detail.)

For the nine months ended June 30, 2013, our effective income tax rate was 34.5% compared to an effective tax rate of 64.8% for the nine months ended June 30, 2012. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. In addition, our effective tax rate for the nine months ended June 30, 2012 was impacted by a reduction in our reserve for uncertain income tax positions, including interest and penalties, as a result of favorable settlement of audits.

Also during the nine months ended June 30, 2013, we closed certain Human Services operations in the state of Virginia and in the state of Rhode Island. We recorded a total impairment charge of $4.1 million to write off the related intangible assets. The operations of these businesses including expenses to close these operations are included in discontinued operations.

Human Services

Human Services revenue for the nine months ended June 30, 2013 increased by $41.0 million, or 5.9%, compared to the nine months ended June 30, 2012. Revenue increased $53.2 million from organic growth, including growth related to new programs, and $8.6 million from acquisitions that closed during and after the nine months ended June 30, 2012. The organic revenue growth was partially offset by a reduction in revenue of $20.8 million from businesses we divested during the same period.

Income from operations increased from $59.3 million, or 8.5% of revenue, during the nine months ended June 30, 2012 to $62.5 million, or 8.5% of revenue, during the nine months ended June 30, 2013.

Operating margin was relatively flat for the nine months ended June 30, 2013 as compared to the nine months ended June 30, 2012. The increase in revenue as noted above was partially offset by the increase in labor costs as we increased staffing.

During the nine months ended June 30, 2013, we also recorded an additional $4.0 million in occupancy costs as compared to the nine months ended June 30, 2012 primarily related to acquisitions in this segment and new starts. Our health insurance expense also increased by $1.7 million and our workers compensation expense increased by $1.2 million, as a result of a change in reserves, as compared to the nine months ended June 30, 2012.

Additionally, we wrote off goodwill and intangible assets related to underperforming programs which were closed during the nine months ended June 30, 2013. The total impairment charge was $2.3 million and included the write-off of $1.0 million of intangible assets recorded in Depreciation and amortization expense and the write-off of $1.3 million of goodwill recorded in General and administrative expense in the accompanying consolidated statements of operations.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the nine months ended June 30, 2013 increased by $18.9 million, or 13.8%, compared to the nine months ended June 30, 2012. Revenue increased $9.2 million as a result of organic growth, including growth from new programs, and $9.7 million from acquisitions that closed during and after the nine months ended June 30, 2012.

Income from operations decreased from $14.8 million, or 10.8% of revenue, during the nine months ended June 30, 2012 to $12.6 million, or 8.1% of revenue, during the nine months ended June 30, 2013. The decrease in operating margin is primarily due to the increase in direct labor costs as we increased staffing.

Our margin was also negatively impacted by a $3.2 million increase in occupancy expense as a result of new programs in this segment and a $1.0 million increase in other general and administrative costs as compared to the prior year period. Additionally, during the nine months ended June 30, 2013, we recorded an additional $0.5 million in health insurance expense, as compared to the nine months ended June 30, 2012.

Corporate

Total corporate expenses increased from $39.6 million for the nine months ended June 30, 2012 to $40.8 million for the nine months ended June 30, 2013. During the nine months ended June 30, 2013, we incurred an additional $2.4 million of expense related to the PL/GL Tail Reserve as compared to the nine months ended June 30, 2012. The expense relating to the PL/GL Tail Reserve is included in Cost of revenue in the accompanying consolidated statements of operations. Additionally, corporate expenses have increased due to the increase in staffing and other general and administrative costs.

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand, and available borrowings under our senior revolver (as defined below).

Operating activities

Cash flows provided by operating activities were $32.6 million for the nine months ended June 30, 2013 compared to cash flows provided by operating activities of $27.5 million for the nine months ended June 30, 2012. The increase in cash provided by operating activities is primarily attributable to the decrease in our days sales outstanding. Our days sales outstanding has decreased from 52 days to 50 days at June 30, 2013 as compared to September 30, 2012.

Investing activities

Net cash used in investing activities was $21.0 million and $26.9 million for the nine months ended June 30, 2013 and 2012, respectively. Cash paid for property and equipment for the nine months ended June 30, 2013 was $22.3 million, or 2.5% of revenue, compared to $21.7 million, or 2.6% of revenue, for the nine months ended June 30, 2012. During the nine months ended June 30, 2013 we paid $0.5 million for one acquisition in our Human Services segment. During the nine months ended June 30, 2012 we paid $6.2 million for five acquisitions, four in our Human Services segment and one in our SRS segment.

Financing activities

Net cash provided by financing activities was $4.5 million for the nine months ended June 30, 2013 as compared to $0.9 million of cash used in financing activities for the nine months ended June 30, 2012. Net cash provided by financing activities for the nine months ended June 30, 2013 was primarily the result of the proceeds from the incremental borrowing on the term loan offset by the repayment of outstanding borrowings under our senior revolver.

Our principal sources of funds are cash flows from operating activities, cash on hand, and available borrowings under our senior revolver. Our increased cash interest payments after the February 2011 Refinancing and the $30.0 million incremental term loan and our investments in our growth initiatives have reduced our liquidity in the business. During the nine months ended June 30, 2013, we borrowed an aggregate of $467.1 million under our senior revolver and repaid $486.1 million during the same period. At June 30, 2013, we had no outstanding borrowings and $75.0 million of availability under the senior revolver. However, despite the contractual availability, our leverage covenants could effectively limit our ability to draw on the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under our senior revolver. We expect to continue to draw on the revolver during fiscal 2013 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

Debt and Financing Arrangements

On February 9, 2011, we completed the February 2011 Refinancing, which included entering into a senior credit agreement (as amended, the “senior credit agreement”) for senior secured credit facilities and issuing $250.0 million in aggregate principal amount of 12.50% senior notes due 2018 (the “senior notes”).

Senior Secured Credit Facilities

In the February 2011 Refinancing, we entered into senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility, of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility and a (ii) $75.0 million five-year senior secured revolving credit facility. The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortizes one percent per year, paid quarterly, with the remaining balance payable at maturity. We refer to these facilities, as amended on October 15, 2012, as the “senior secured credit facilities”.

On October 15, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) to amend and restate the senior credit agreement governing the senior secured credit facilities. The Amendment Agreement converted the existing term loan facility into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “term loan”), the proceeds of which were used to prepay the existing term loan. The Amendment Agreement also replaced our existing $75.0 million revolving credit facility and the borrowings thereunder with a new $75.0 million revolving credit facility (the “senior revolver”). The Amendment Agreement had the effect of lowering the interest rate we pay on the borrowings under the senior secured credit facilities by 0.5%, by reducing the LIBOR floor from 1.75% to 1.25%.

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

The interest rates under the senior secured credit facilities were unchanged by the Amendment Agreement, except that the LIBOR floor applicable to borrowings under the senior secured credit facilities was reduced by 0.50%. As a result, borrowings under the senior secured credit facilities bear interest as follows: (1) in the case of base rate loans, at a rate equal to the greater of (a) the prime rate of UBS AG, Stamford Branch, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to an ABR floor of 2.25% per annum), plus 4.25%, and (2) in the case of Eurodollar loans, at the Eurodollar rate (subject to a LIBOR floor of 1.25% per annum), plus 5.25%.

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

At June 30, 2013, we had $547.9 million of borrowings under the term loan (including the incremental term loan). At June 30, 2013, the variable interest rate on the term loan was 6.5%.

Pursuant to the Amendment Agreement, if, prior to October 15, 2013, we prepay or reprice any portion of the term loan, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

Senior revolver

We had no borrowings and $75.0 million of availability under the senior revolver June 30, 2013 and had $41.6 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rate for any borrowings under the senior revolver was 7.5% at June 30, 2013.

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

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of June 30, 2013. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter a consolidated leverage ratio. At June 30, 2013, the maximum consolidated leverage ratio was not more than 6.50 to 1.00. This consolidated leverage ratio will step down over time, starting on December 31, 2013 when we will be required to maintain a consolidated leverage ratio of not more than 6.00 to 1.00. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter a minimum consolidated interest coverage ratio. At June 30, 2013, the minimum consolidated interest coverage ratio was 1.45 to 1.00 and this ratio will continue to step up over time. The next step up is on September 30, 2013 when we will be required to maintain a minimum interest coverage ratio of 1.55 to 1.00. The consolidated interest coverage ratio is defined as the ratio of consolidated EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.

As of June 30, 2013, our consolidated leverage ratio was 5.75 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.79 to 1.00, as calculated in accordance with the senior credit agreement. As of June 30, 2013, total debt, net of cash and cash equivalents, was $740.4 million. Under the senior credit agreement, consolidated EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.

Set forth below is a reconciliation of consolidated EBITDA, as calculated under the senior credit agreement, to net loss for the four fiscal quarters ended June 30, 2013.

(in thousands)
Net loss	$(23,940)
Loss from discontinued operations, net of tax	2,652
Benefit for income taxes	(11,492)
Interest expense	78,353
Interest income	(180)
Management fee of related party	1,386
Depreciation and amortization	64,112
Professional liability claims expense in excess of cash payments	5,501
Claims made insurance liability	2,427
Stock-based compensation	423
Restructuring expense	420
Loss on disposal of assets	366
Franchise taxes, transaction fees, costs, and expenses	211
Acquisition costs	167
Non-cash charges	(709)
Operating losses from new starts	8,000
Acquired EBITDA	604
Business optimization expenses	374

Consolidated EBITDA per the senior credit agreement	$128,675

Set forth below is an annualized calculation of consolidated interest expense as of June 30, 2013, as calculated under the credit agreement:

(in thousands)
Senior term loan	$35,426
Senior subordinated notes	31,229
Interest rate swap agreements	3,358
Unused line of credit	1,253
Capital leases	838
Standby letters of credit	103
Interest income	(180)

Consolidated interest expense per the senior credit agreement	$72,027

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of June 30, 2013:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations(1)	$1,082,518	$72,822	$144,633	$865,063	$—
Operating lease obligations(2)	195,199	46,642	67,521	40,574	40,462
Capital lease obligations	8,522	451	1,131	1,355	5,585
Purchase obligations(3)	4,421	618	1,827	1,976	—
Standby letters of credit	41,586	41,586	—	—	—

Total obligations and commitments	$1,332,246	$162,119	$215,112	$908,968	$46,047

(1)	Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at June 30, 2013.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
(3)	Amounts represent purchase obligations related to information technology services and maintenance contracts.

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

As of June 30, 2013, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of June 30, 2013.

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

As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $547.9 million outstanding to $147.9 million outstanding as of June 30, 2013. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to a LIBOR floor of 2.25% per annum), plus 4.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.25%), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense on the floating rate debt by approximately $1.5 million per annum.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officers) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2013, we continued to transition certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

During the quarter ended June 30, 2013, we transitioned certain field general ledger functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years.

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

We have a significant amount of indebtedness and substantial leverage. As of June 30, 2013, we had total indebtedness of $806.4 million. Our increased cash interest payments after the February 2011 Refinancing and the $30.0 million incremental term loan, and our investments in our growth initiatives have reduced the liquidity in our business. As of June 30, 2013, we had no borrowings under our senior revolver. Although we used the net proceeds from the Incremental Amendment No. 1 in February 2013 to pay the outstanding balance on our senior revolver, thereby increasing our liquidity, we expect to continue to make new investments in our growth that will reduce liquidity, and we may need to draw on the senior revolver in the future.

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

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our indebtedness and contractual and commercial commitments;

•	interest rates on the portion of our variable interest rate borrowings under the senior secured credit facilities that have not been hedged may increase;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt and a lower degree of leverage; and

•	we may be vulnerable if the country falls into another recession, or if there is a downturn in our business, or we may be unable to carry out activities that are important to our growth.

Subject to restrictions in the indenture governing our senior notes and the senior credit agreement, we may be able to incur more debt in the future, which may intensify the risks described in this risk factor. All of the borrowings under the senior secured credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three and nine months ended June 30, 2013, our aggregate rental payments for these leases, including taxes and operating expenses, were $13.5 million and $40.1 million, respectively. We expect this number will increase during the remainder of fiscal 2013 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.

Our increased cash interest payments after the February 2011 Refinancing and the $30.0 million incremental term loan, and our investments in our growth initiatives have reduced the liquidity in our business. As of June 30, 2013, we had no borrowings under our senior revolver. As we continue to make new investments in our growth that will reduce liquidity, we may need to draw on the senior revolver in the future. Our ability to generate sufficient cash flow to fund our debt service, rental payments and other obligations depends on many factors beyond our control. See “Risk Factors—Credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.” In addition, possible acquisitions or investments in organic growth and other strategic initiatives could require additional debt financing. If our future cash flows do not meet our expectations and we are unable to service our debt, or if we are unable to obtain additional debt financing, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying acquisitions, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to effect any of these transactions on satisfactory terms, or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to obtain additional financing on satisfactory terms, or at all, could have a material adverse effect on our business, financial condition and operating results.

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

The Patient Protection and Affordable Care Act imposed new mandates on employers and individuals. Though the implementation of the requirement that all employers with 50 or more full-time employees provide “credible” health insurance to employees or pay a penalty has been delayed until January 1, 2015, the mandate requiring all individuals to enroll in a “credible” health insurance plan is scheduled to become effective on January 1, 2014. Given our generally low-wage workforce and our current health plan design and enrollment, and assuming the law is implemented without significant changes, these mandates could materially increase our costs. Moreover, if we choose at any point to opt out of offering health insurance to our employees, or if the coverage we offer isn’t competitive with the health insurance benefits our employees could receive at other employers, we may become less attractive as an employer and it may be difficult for us to compete for qualified employees.

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

In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require spending in advance of revenue. For example, states such as California and New Jersey are in the process of closing institutions and their former residents will need care in community-based settings such as ours, and many payors are now seeking in-home periodic services as an alternative to residential care, especially for at-risk youth who otherwise would be placed in foster care. Meeting these opportunities require significant investment of our resources. In fiscal 2012 and the first three quarters of fiscal 2013, we increased significantly the amount spent on growth initiatives, especially new starts. We expect that our new start spending will remain well above historical standards at least through the remainder of fiscal 2013. The elevated level of spending on new starts has had a negative effect on our operating margin, and we may not realize the anticipated benefits of the spending as soon as we expect to or at any point in the future. If we target the wrong areas, or fail to identify the evolving needs of our payors by responding with service offerings that meet their fiscal and programmatic requirements, we may not realize the anticipated benefits of our investments and the results of our operations may suffer.

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

CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. MIC auditing activities have increased in the past several years. In addition to MICs, several other payors, including the state Medicaid agencies, have increased their review activities, including through the use of Recovery Audit Contractor (“RAC”) programs. State Medicaid agencies were required to have RAC programs in place by January 1, 2012 unless granted an extension by CMS. RACs are private entities which perform audits on a contingency fee basis, giving them an incentive to identify underpayments, from which they may be permitted to extrapolate disproportionately large penalties and fines. We have experienced an increase in RAC auditing activities as the states implement their programs.

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

Our government payors rely on tax revenue collections to pay for our services. In the wake of the last economic recession that began in 2008, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. Even after a full three years of continual gains, overall state tax collections began 2013 significantly below their previous peak when adjusted for inflation and population growth. Given the relatively weak recovery in state tax collections, if the economy were to contract into recession, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. Last year, Standard & Poor’s downgraded the Federal government’s credit rating and additional downgrades are possible in the future. If the credit rating of the federal government is downgraded again, it is possible there will be related downgrades of state credit ratings as well and, if they occur, this could make it more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

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

As of June 30, 2013, we had $547.9 million of floating rate term loan debt outstanding and no borrowings under our senior revolver before giving effect to the interest rate swap agreement. The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 that matures September 30, 2014, in order to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $147.9 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.5 million per annum. If interest rates increase dramatically, we could be unable to service our debt.

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

For the nine months ended June 30, 2013, 14% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. For example, our I/DD services in Minnesota were negatively impacted in 2009 and 2011 by rate cuts of 2.6% and 1.5%, respectively. We cannot assure you that we will not receive additional rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 55.4% and 58.1% of the total assets on our consolidated balance sheets as of June 30, 2013 and September 30, 2012, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

Unregistered Sales of Equity Securities

No equity securities of the Company or of its indirect parent, NMH Investment, LLC, were sold during the three months ended June 30, 2013.

Repurchases of Equity Securities

No equity securities of the Company were repurchased during the three months ended June 30, 2013.

The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended June 30, 2013:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

Month #1 (April 1, 2013 through April 30, 2013)	— A Units — B Units — C Units — D Units — F Units	$	— — — — —	— — — — —	N/A N/A N/A N/A N/A

Month #2 (May 1, 2013 through May 31, 2013)	— A Units — B Units — C Units — D Units — F Units		— — — — —	— — — — —	N/A N/A N/A N/A N/A

Month #3 (June 1, 2013 through June 30, 2013)	1,000.00 A Units 1,925.00 B Units 2,020.00 C Units 2,140.00 D Units 41,153.37 F Units	$ $ $ $ $	10.00 0.05 0.03 0.01 —	— — — — —	N/A N/A N/A N/A N/A

The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended June 30, 2013. NMH Investment purchased all of the units listed in the table from two of its employees after their departures.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.

August 14, 2013	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the March 2007 10-Q

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal executive officer.	Filed herewith

31.3	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files