Form 10-K
period 2013-09-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2013-12-18
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.

As of December 18, 2013, there were 100 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.

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

The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Part I. Item 1A. Risk Factors” in this report as well as the following:

•	changes in Medicaid or other funding or changes in budgetary priorities by federal, state and local governments;

•	changes in reimbursement rates, policies or payment practices by our payors;

•	our substantial amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•	an increase in the number and nature of pending legal proceedings and the outcomes of those proceedings;

•	an increase in our self-insured retentions and changes in the insurance market for professional and general liability, workers’ compensation and automobile liability and our claims history that affect our ability to obtain coverage at reasonable rates;

•	our ability to control labor costs, including healthcare costs imposed by the Patient Protection and Affordable Care Act;

•	our ability to control operating costs and collect accounts receivable;

•	failure to take advantage of organic growth opportunities;

•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts;

•	our ability to establish and maintain relationships with government agencies and advocacy groups;

•	our ability to acquire new licenses or to maintain our status as a licensed service provider in certain jurisdictions;

•	our ability to attract and retain experienced personnel, including members of our senior management team;

•	our ability to successfully integrate acquired businesses;

•	government regulations, changes in government regulations and our ability to comply with such regulations;

•	increased or more effective competition;

•	credit and financial market conditions;

•	changes in interest rates; and

•	the potential for conflict between the interests of our majority equity holder and those of our debt holders.

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

Company Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 35 states. We provide services to approximately 12,300 clients in residential settings, some of whom also receive periodic services. Approximately 16,700 clients receive periodic services from us in non-residential settings.

We design customized service plans to meet the unique needs of our clients, which we deliver in home and community-based settings. Most of our service plans involve residential support, typically in small group homes, host home settings or specialized community facilities, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based and outpatient therapeutic services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. Our customized service plans offer our clients, as well as the payors for these services, an attractive, cost-effective alternative to health and human services provided in large, institutional settings.

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

As of September 30, 2013, we provided our services through approximately 20,200 full-time equivalent employees, as well as approximately 5,700 independently contracted host home caregivers, or Mentors. We generated net revenue of $1,198.7 million, $1,123.1 million and $1,062.8 million during fiscal 2013, 2012 and 2011, respectively.

Description of Services by Segment

We have two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services (“SRS”).

Presently, we don’t derive any revenues from countries outside the United States.

Human Services

We are a leading provider of home and community-based human services to the I/DD and ARY populations. Our Human Services segment represented approximately 83% of our net revenue in fiscal 2013.

Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management and personal care. We provide services to these clients through small group homes, Intermediate Care Facilities for the Mentally Retarded (“ICFs-MR”), host homes, in-home settings and non-residential settings. We operate approximately 980 group homes and 150 ICFs-MR. As of September 30, 2013, we provided I/DD services to approximately 17,500 clients in 21 states. In fiscal 2013, our I/DD services generated net revenue of $772.1 million, representing 64% of our net revenue. We receive substantially all our revenue for I/DD services from a diverse group of state and local governmental payors.

Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family reunification, family preservation, early intervention and adoption services. Our individualized approach allows us to work with an ever-changing client population that is diverse demographically as well as in type and severity of condition. We provide services to these clients through host homes, group homes, educational settings, in their family homes and in other non-residential settings. As of September 30, 2013, we provided ARY services to approximately 10,500 children, adolescents and their families in 17 states. In fiscal 2013, our ARY services generated net revenue of $218.1 million, representing 19% of our net revenue. We receive substantially all our revenue for ARY services from a diverse group of state and local governmental payors.

Post-Acute Specialty Rehabilitation Services

Our SRS segment delivers health care and community-based health and human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. Our services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include skilled nursing, neurorehabilitation, neurobehavioral rehabilitation, physical, occupational and speech therapies, supported living, outpatient treatment, and pre-vocational services. Our goal is to provide a continuum of care that allows our clients to achieve the highest level of function possible while enhancing their quality of life. We provide services to these clients primarily through specialized community facilities, small group homes, in-home and non-residential settings. As of September 30, 2013, our SRS operations provided services in 25 states and served approximately 1,000 clients nationally. In fiscal 2013, our SRS operations generated net revenue of $208.4 million, representing 17% of our net revenue. In fiscal 2013, we received 56% of our SRS revenue from non-public payors, such as commercial insurers, workers’ compensation funds, managed care and other private payors and 44% from state, local and federal governmental payors.

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

We believe that the following factors will continue to benefit the I/DD sector within the human services industry, and in particular, providers of home and community-based programs:

•	Continued Closure/Downsizing of State Institutions and Other Large, Congregate Care Facilities — Although most of the shift from institutions to home and community-based settings has already occurred, the closure of additional state institutions is ongoing. We currently provide I/DD services to individuals with I/DD in six of the ten states with the highest institutional populations, including the states of California, Illinois and New Jersey, which are currently downsizing their facilities. Many individuals with I/DD previously resided in large private facilities and nursing homes. These settings are often not as well equipped to care for individuals with I/DD and therefore represent an additional source of demand for services provided in home and community-based settings.

•	Active Advocacy — Individuals with I/DD are supported by active and well-organized advocacy groups. Using legislation prompted by the Olmstead decision, as well as lawsuits filed on behalf of those on waiting lists for home and community-based services, policy makers, civil rights lawyers, social workers and advocacy groups are driving states to offer individuals with I/DD and other disabilities the option to live and receive services in home and community-based settings. The U.S. Justice Department has significantly intensified Olmstead enforcement actions in recent years, most notably in a 2010 settlement with the state of Georgia under which the state agreed to a five-year plan to fund residential waiver services for 1,150 people with I/DD living in state institutions or waiting for such residential services, providing the opportunity to transition these individuals to the most integrated setting appropriate for their needs by July 1, 2015.

•	Aging Caregivers — Nationwide in 2011, more than 740,000 individuals with I/DD were living with a family caregiver aged 60 years or older. As the caregivers grow older and are not able to provide continuous care, we expect the demand for I/DD services, and home and community-based services in particular, to expand.

At-Risk Youth and Their Families

According to a July 2013 U.S. Department of Health and Human Services report, there were approximately 400,000 children and adolescents in foster care as of September 30, 2012 as a result of abuse and neglect. Approximately 185,000, or 47%, were living in nonrelative foster family homes. Although during the last decade public child welfare agencies have increasingly emphasized periodic support services intended to strengthen families and keep young people out of foster care, there were more entries into foster care than exits from the system in federal fiscal year 2012 for the second year in a row.

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

The treatment of ABI is an important public health challenge in the United States. According to the Brain Injury Association of America, an estimated 4.2 million people in the U.S. are living with a permanent disability as a result of an ABI. Traumatic brain injury is considered the “signature wound” of soldiers involved in the conflicts in Iraq and Afghanistan. The Government Accountability Office estimates that 20% of these veterans experience a traumatic brain injury. There is a growing role for providers with respect to services for those in the military, and we have qualified as a provider in a pilot program with the Veterans Health Administration Assisted Living Pilot Program for Veterans with Traumatic Brain Injury. This pilot program is the first time that the Veterans Administration has contracted with civilian providers that offer post-acute brain injury rehabilitation services. Discussions are ongoing to extend the program’s five-year authorization, which is scheduled to expire in federal fiscal year 2014. There are currently twenty-one states participating in home and community-based waivers for people with brain injuries, and others, including Maine, Rhode Island, Texas and Virginia, that have established programs specifically to fund brain injury services.

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

During fiscal 2013 and 2012, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, West Virginia, Florida and Indiana, our five largest revenue-generating states, comprised 42% of our revenue. Revenue from our contracts with state and local governmental payors in the state of Minnesota, our largest state, accounted for 14% and 15% of our revenue for fiscal 2013 and 2012, respectively.

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

ARY

The at-risk youth and troubled youth market is extremely fragmented, with several thousand providers in the United States. Competitors include both for-profit and not-for-profit local providers serving one particular geographic area to multi-state ARY providers, and to a very limited extent, state and county providers.

SRS

We compete with local providers, both large and small, including hospitals, post-acute rehabilitation facilities, residential community-based facilities, day treatment centers and outpatient centers specializing in long-term catastrophic care and short-term rehabilitation. This market also includes several large national providers of inpatient and outpatient rehabilitation services.

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

The following regulatory considerations are critical to our operations:

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

Similarly the new HIPAA Regulations increased both the scope of business associates liability and obligations, as well as increase disclosure obligations of providers in the event of a breach. The Federal enforcement agency has expressed an intent to increase investigations and potential penalties for noncompliance in part due to these new standards.

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

The Patient Protection and Affordable Care Act and Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Affordable Care Act”) were signed into law in March 2010 and represent significant changes to the U.S. healthcare system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time. The legislation includes requirements that most individuals obtain health insurance coverage beginning in 2014 and that most large employers offer coverage to their employees or they will be required to pay a financial penalty beginning in 2015. In addition, the new laws encompass certain new taxes and fees, including limitations on the amount of compensation that is tax deductible and new fees which may not be deductible for income tax purposes.

The legislation also imposes new requirements and restrictions, including, but not limited to, guaranteed coverage requirements, prohibitions on some annual and all lifetime limits on amounts paid on behalf of or to our employees, increased restrictions on rescinding coverage, establishment of minimum medical loss ratio requirements, the establishment of state insurance exchanges and essential benefit packages, and greater limitations on product pricing.

The Affordable Care Act has already had a significant impact on the structure of the health plans we offer our employees. We have recently redesigned our health benefits to only offer employees health coverage that meets the requirements of the Affordable Care Act.

Finally, we are also subject to a large number of employment related laws and regulations, including laws regarding discrimination, wrongful discharge, retaliation, and federal and state wage and hours laws.

A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. Failure to comply with laws and regulations could have a material adverse effect on our business.

A Compliance Officer (vice president level position) oversees our compliance program and reports to our Chief Legal Officer, a management compliance committee, and a board compliance committee. The program activities are reported regularly to the management compliance committee which includes the CEO, COO, CFO, as well as medical, operations, HR, legal and quality expertise. In addition, the program activities are periodically reported at the board level.

Seasonablity. In general, our financial performance is not significantly impacted by fluctuations from seasonality.

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

On October 15, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) to amend and restate the senior credit agreement governing the senior secured credit facilities. The Amendment Agreement converted the existing term loan facility into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “term loan”), the proceeds of which were used to prepay the existing term loan. The Amendment Agreement also replaced our existing $75.0 million revolving credit facility and the borrowings thereunder with a new $75.0 million revolving credit facility (the “senior revolver”). The Amendment Agreement had the effect of lowering the interest rate we pay on the borrowings under the senior secured credit facilities by 0.50%, by reducing the LIBOR floor from 1.75% to 1.25%.

On February 4, 2013, we entered into an Incremental Amendment No. 1 (the “Incremental Amendment No. 1”) to the Amendment Agreement. The Incremental Amendment No. 1 provided for an additional $30.0 million term loan (the “incremental term loan”) under our existing term loan. The net proceeds of the incremental term loan were used to repay $29.8 million of outstanding borrowings under the senior revolver. Total fees incurred related to the Incremental Amendment No.1 were $0.4 million which are being amortized over the remaining period of the term loan. We are required to repay the incremental term loan in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity of the term loan. All of the other terms of the incremental term loan are identical to the term loan.

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

Since the firm’s founding in 1988, Vestar has completed 70 investments in North America and Europe in companies with a total value of over $40 billion. These companies have varied in size and geography and span a broad range of industries including healthcare, an area in which Vestar’s principals have had meaningful experience. Vestar currently manages funds totaling over $7 billion and has offices in New York, Denver and Boston. See “Certain Relationships and Related Party Transactions, and Director Independence,” “Security Ownership of Principal Shareholders and Management” and the documents incorporated by reference herein for more information with respect to our relationship with Vestar.

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

Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. The Joint Select Committee on Deficit Reduction’s failure to meet the deadline imposed by the Budget Control Act of 2011 triggered automatic across-the-board cuts to discretionary funding, including a 2% reduction to Medicare, effective March 1, 2013, but specifically exempted Medicaid payments to states. While this development did not reduce federal Medicaid funding, reductions in other federal payments to states will put additional stress on state budgets, with the potential to negatively impact the ability of states to provide the state Medicaid matching funds necessary to maintain or increase the federal financial contribution to the program. Negotiations surrounding deficit reduction efforts remain contentious, and most recently resulted in a 16 day government shutdown in October 2013. While Medicaid payments were not affected during this period, the potential for a longer shutdown if further negotiations fail to produce a resolution could cause disruptions in Medicaid support and payments to states. In addition, Congress and the Obama Administration may choose to adopt alternative proposals to reduce the federal budget deficit. These alternative reductions could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by the Congress, particularly those included in the Patient Protection and Affordable Care Act of 2010, that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.

Budgetary pressures facing state governments, as well as other economic, industry, and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate experienced unprecedented budgetary deficits in recent years and implemented service reductions, rate freezes and/or rate reductions, including the states such as Minnesota, California, Florida, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

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

We have a significant amount of indebtedness and substantial leverage. As of September 30, 2013, we had total indebtedness of $803.5 million. Our increased cash interest payments after the February 2011 Refinancing and our investments in our growth initiatives have reduced the liquidity in our business. Although we used the net proceeds from the incremental term loan in February 2013 to pay the outstanding balance on our senior revolver, thereby increasing our liquidity, we expect to continue to make new investments in our growth that will reduce liquidity, and we may need to draw on the senior revolver in the future.

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

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the fiscal year ended September 30, 2013, our aggregate rental payments for these leases were $54.3 million. We expect this number will increase during fiscal 2014 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.

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

The senior credit agreement governing the senior secured credit facilities also requires the Company and its subsidiaries to maintain specified financial ratios and satisfy other financial condition tests, which over time will become more restrictive. Our ability to meet those financial ratios and tests may be affected by events beyond our control, and we cannot assure you that we will satisfy those tests. The breach of any of these covenants or financial ratios could result in a default under the senior secured credit facilities and the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

The nature of our operations subjects us to substantial claims, litigation and governmental investigations.

We are in the health and human services business and, therefore, we have been and continue to be subject to substantial claims alleging that we, our employees or our Mentors failed to provide proper care for a client. We are also subject to claims by our clients, our employees, our Mentors or community members against us for negligence and intentional misconduct, or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, abuse, wrongful death and other charges. Several years ago, we experienced a spike in claims filed against the Company and we could face such a spike in the future. As a result of the increase in claims, we received less favorable insurance terms and expensed greater amounts to fund potential claims.

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

We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. Professional and general liability claims, if successful, could result in substantial damage awards which might require us to make significant payments under our self-insured retentions and increase future insurance costs. For claims arising from occurrences from October 1, 2010 to September 30, 2011, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500,000 per claim in excess of the aggregate. From October 1, 2011 to September 30, 2013, we were self-insured for the first $4.0 million of each and every claim with no aggregate limit. Beginning October 1, 2013, we are self-insured for $4.0 million per claim and $28.0 million in the aggregate. We may be subject to increased self-insurance retention limits in the future which could have a negative impact on our results. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from employment practice claims, wage and hour violations, and governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.

Insurance against professional and general liability and automobile liability can be expensive and our insurance premiums may increase in the future. Insurance rates vary from state to state, by type and by other factors. Rising costs of insurance premiums, as well as successful claims against us, could have a material adverse effect on our financial position and results of operations.

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

Although our employees are generally not unionized, we have one business in New Jersey with approximately 41 employees who are represented by a labor union and approximately 283 Connecticut direct care workers who are also represented by a labor union. We began negotiating a labor agreement with the Connecticut union in September 2012 and such negotiations are continuing. We may not be able to negotiate this or future labor agreements on satisfactory terms. Future unionization activities could result in an increase of our labor and other costs. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act may materially increase our costs and/or make it harder for us to compete as an employer.

        The Patient Protection and Affordable Care Act imposed new mandates on employers and individuals. Though the implementation of the requirement that all employers with 50 or more full-time employees provide “credible” health insurance to employees or pay a penalty has been delayed until January 1, 2015, the mandate requiring all individuals to enroll in a “credible” health insurance plan is scheduled to become effective on January 1, 2014. Despite the delayed implementation of the employer mandate, we have recently redesigned our health benefits for calendar year 2014 to offer employees health coverage that meets the requirements of the Affordable Care Act. Depending upon enrollment in our new plan, our cost for employee health insurance could materially increase. Moreover, if the coverage we are offering isn’t competitive with the health insurance benefits our employees could receive at other employers, we may become less attractive as an employer and it may be difficult for us to compete for qualified employees.

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

In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require spending in advance of revenue. For example, states such as California and New Jersey are in the process of closing institutions and their former residents will need care in community-based settings such as ours. Responding to opportunities such as these typically require significant investment of our resources. In fiscal 2012 and 2013, we increased significantly the amount spent on growth initiatives, especially new starts. This elevated level of growth investments has had a negative effect on our operating margin, and we may not realize the anticipated benefits of the spending as soon as we expect to or at any point in the future. If we target the wrong areas, or fail to identify the evolving needs of our payors by responding with service offerings that meet their fiscal and programmatic requirements, we may not realize the anticipated benefits of our investments and the results of our operations may suffer.

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

We are subject to many different and varied audit mechanisms for post payment review of claims submitted under the Medicaid program. These include Recovery Audit Contractor (“RAC”) auditors, State Medicaid auditors, surveillance integrity review audits and Payment Error Rate Measurement (“PERM”) audits, among others. Any one of these audit activities may identify claims that the auditors deem problematic and, following such determination, may be made recoupment of claims by Medicaid to us.

Should we be found out of compliance with these statutes, regulations and policies, depending on the nature of the findings, our business, our financial position and our results of operations could be materially adversely impacted.

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

Our government payors rely on tax revenue collections to pay for our services. In the wake of the last economic recession that began in 2008, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. Even after a full three years of continual gains, overall state tax collections remain below their previous peak when adjusted for inflation and population growth. Given the relatively weak recovery in state tax collections, if the economy were to contract into recession, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. In 2011, Standard & Poor’s downgraded the Federal government’s credit rating and additional downgrades are possible in the future. In October 2013, Fitch Ratings placed the Federal government’s credit rating on negative watch. If the credit rating of the federal government is downgraded again, it is possible there will be related downgrades of state credit ratings as well and, if they occur, this could make it more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

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

As of September 30, 2013, we had $546.5 million of floating rate term loan debt outstanding and no borrowings under our senior revolver before giving effect to the interest rate swap agreement. The Company entered into an interest rate swap, as amended in October 2012, in a notional amount of $400.0 million effective March 31, 2011 that matures September 30, 2014, in order to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $146.5 million. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $1.5 million per annum. If interest rates increase dramatically, we could be unable to service our debt.

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

For the fiscal year ended September 30, 2013, 14% of our revenue was generated from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. For example, our I/DD services in Minnesota were negatively impacted in 2009 and 2011 by rate cuts of 2.6% and 1.5%, respectively. We cannot assure you that we will not receive additional rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Our success depends, in part, on the continued contributions of our senior officers and other key employees. Our management team has significant industry experience and would be difficult to replace. We have recently announced a transition plan under which our current Chief Executive Officer will become the Executive Chair of the Board of Directors effective January 1, 2014. He will remain a full-time executive officer but will cease to be a co-principal executive officer. Effective January 1, 2014, the current President and Chief Operating Officer will become the Chief Executive Officer. If we lose or suffer an extended interruption in the service of one or more of our key employees, our financial condition and operating results could be adversely affected. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

Our success depends on our ability to manage growing and changing operations.

Our operations are decentralized and subject to disparate accounting and billing requirements established and often modified by our local payors and referral sources. Although in recent years we have undertaken an effort to consolidate accounting, billing, cash collections and other financial and administrative functions which may have mitigated this risk to some degree, there remains a substantial portion of the business that has not yet been centralized and some risk in the centralization process itself. If we encounter difficulties in integrating our operations further or fail to effectively manage these functions to ensure compliance with disparate and evolving requirements imposed by our payors and referral sources, it could have a material adverse effect on our results of operations, financial position and cash flows.

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

A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 56.0% and 58.1% of the total assets on our consolidated balance sheets as of September 30, 2013 and September 30, 2012, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2013, we provided services in 383 owned facilities and approximately 1,224 leased facilities, as well as in homes owned by our Mentors. We also own three offices and lease approximately 259 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by exercising options on leases or by finding alternative space.

Item 3.	Legal Proceedings

We are in the health and human services business and, therefore, we have been and continue to be subject to substantial claims alleging that we, our employees or our Mentors failed to provide proper care for a client. We are also subject to claims by our clients, our employees, our Mentors or community members against us for negligence, intentional misconduct or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us. We could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

We also are subject to potential lawsuits under the False Claims Act and other federal and state whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards that may incentivize private plaintiffs to bring these suits. If we are found to have violated the False Claims Act, we could be excluded from participation in Medicaid and other federal healthcare programs. The Patient Protection and Affordable Care Act provides a mandate for more vigorous and widespread enforcement activity to combat fraud and abuse in the health care industry.

Finally, we are also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation; claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws.

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

Stockholders

There was one owner of record of our common stock as of December 1, 2013.

Dividends

During fiscal 2013, 2012 and 2011, our indirect parent NMH Investment repurchased equity units from employees upon or after their departures of $39 thousand, $75 thousand, and $1.5 million, respectively. We accounted for these repurchases as dividends of $39 thousand, $75 thousand and $1.5 million, respectively, to our indirect parent NMH Investment to fund these repurchases.

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

Equity Compensation Plan Information

The following table lists the number of securities of NMH Investment available for issuance as of September 30, 2013 under the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. For a description of the plan, please see note 19 to the consolidated financial statements included elsewhere in this report.

Number of
Securities
Remaining
Available for
Future Issuance
under Equity
Compensation
Plans (excluding
	Number of Securities to be	Weighted-Average	Securities
	Issued Upon Exercise of	Exercise Price of	Reflected in
	Outstanding Options	Outstanding Options	Column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders			Preferred Units: 21,419.50
A Units: 221,795.03
B Units: 55,870.08
C Units: 58,624.28
D Units: 128,558.47
E Units: -
	N/A	N/A	F Units: 1,072,489.63
G Units: -
H Units: 200,000.00
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL			Preferred Units: 21,419.50
A Units: 221,795.03
B Units: 55,870.08
C Units: 58,624.28
D Units: 128,558.47
E Units: -
F Units: 1,072,489.63
G Units: -
	—	—	H Units: 200,000.00

Unregistered Sales of Equity Securities

No equity securities of the Company were sold during fiscal 2013; however, the Company’s indirect parent, NMH Investment, did issue equity securities during this period.

The following table sets forth the number of units of common equity of NMH Investment issued during fiscal 2013 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were granted under Rule 701 promulgated under the Securities Act of 1933.

Dates	Title of Securities	Amount	Purchasers	Consideration
January 24, 2013	Class F Common Units	129,761.63	Certain employees	$—

Repurchases of Equity Securities

No equity securities of the Company were repurchased during the three months ended September 30, 2013.

The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended September 30, 2013:

(d) Maximum
Number (or
			(c) Total Number	Approximate Dollar
			of Units Purchased	Value) of Shares (or
	(a) Class and	(b) Average	as Part of Publicly	Units) that May Yet
	Total Number of	Price Paid	Announced Plans	be Purchased Under
	Units Purchased	per Unit	or Programs	the Plans or Programs
Month #1 (July 1, 2013 through July 31, 2013)	— A Units	—	—	N/A
	— B Units	—	—	N/A
	— C Units	—	—	N/A
	— D Units	—	—	N/A
	— F Units	$—	—	N/A
Month #2 (August 1, 2013 through August 31, 2013)	— A Units	—	—	N/A
	— B Units	—	—	N/A
	— C Units	—	—	N/A
	— D Units	—	—	N/A
	— F Units	—	—	N/A
Month #3 (September 1, 2013 through September 30, 2013)	— A Units	$—	—	N/A
	1,443.75 B Units	$0.05	—	N/A
	1,515.00 C Units	$0.03	—	N/A
	1,605.00 D Units	$0.01	—	N/A
	6,212.11 F Units	$—	—	N/A

The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended September 30, 2013. NMH Investment purchased all of the units listed in the table from one of its employees after her departure.

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data as of and for the years ended September 30, 2011, 2012, and 2013 from the historical consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K.

We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2009 and 2010 from the historical consolidated financial statements of the Company and the related notes not included or incorporated by reference in this Annual Report on Form 10-K.

The selected information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes included elsewhere in this report.

	Year Ended September 30,(3)
	2009	2010	2011	2012	2013
Statements of Operations Data:
Net revenue	$949,582	$1,004,192	$1,062,773	$1,123,118	$1,198,653
Cost of revenue (exclusive of depreciation expense shown separately below)	725,275	771,066	823,009	874,778	935,143
General and administrative expenses	125,076	133,114	143,949	140,221	146,040
Depreciation and amortization	55,069	55,918	61,330	60,534	64,146

Income from operations	44,162	44,094	34,485	47,585	53,324
Management fee of related party	(1,146)	(1,208)	(1,271)	(1,325)	(1,359)
Other income (expense), net	(503)	(339)	(142)	2	929
Extinguishment of debt	—	—	(19,278)	—	—
Gain from available for sale investment security	—	—	3,018	—	—
Interest income	193	42	22	332	137
Interest income from related party	1,202	1,921	684	—	—
Interest expense	(48,254)	(46,693)	(61,718)	(79,445)	(78,075)

Loss from continuing operations before income taxes	(4,346)	(2,183)	(44,200)	(32,851)	(25,044)
Benefit for income taxes	(1,294)	(464)	(14,683)	(19,172)	(9,472)

Loss from continuing operations	(3,052)	(1,719)	(29,517)	(13,679)	(15,572)
Loss from discontinued operations, net of tax	(2,404)	(5,148)	(4,625)	(701)	(2,724)

Net loss	$(5,456)	$(6,867)	$(34,142)	$(14,380)	$(18,296)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$23,650	$26,448	$263	$—	$19,315
Working capital(1)	47,836	34,904	12,028	25,198	58,267
Total assets	995,610	1,015,885	1,010,850	1,044,983	1,020,372
Total debt(2)	509,976	506,182	784,124	799,895	803,464
Shareholder’s equity (deficit)	223,728	225,133	(31,123)	(44,247)	(60,831)

(1)	Calculated as current assets minus current liabilities.
(2)	Includes obligations under capital leases.
(3)	During fiscal 2010, 2011 and 2013, the Company sold its home health business, closed certain Human Services operations in the state of Maryland, Colorado, Nebraska, New Hampshire, New York and Virginia, and sold its Mentor Rhode Island business. All fiscal years presented reflect the classification of these businesses as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 35 states. We provide services to approximately 12,300 clients in residential settings, some of whom also receive periodic services. Approximately 16,700 clients receive periodic services from us in non-residential settings.

We design customized service plans to meet the unique needs of our clients, which we deliver in home and community-based settings. Most of our service plans involve residential support, typically in small group homes, host home settings or specialized community facilities, designed to improve our clients’ quality of life and to promote client independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based and outpatient therapeutic services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. Our customized service plans offer our clients, as well as the payors for these services, an attractive, cost-effective alternative to health and human services provided in large, institutional settings.

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

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and may soon be unable to continue with these responsibilities. Many states continue to downsize or close large, publically run facilities for individuals with I/DD and refer those individuals to private providers of community-based services. Each of these factors affects the size of the I/DD population in need of services. And while our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, this trend has contributed significant increased demand for periodic, non-residential services to support at-risk youth and their families. It is noteworthy, however, that after declining by nearly 30% from its peak, the general foster care population across the country have recently stabilized. Demand for our SRS services has also grown as faster emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and as a “step-down” for individuals who no longer require care in acute settings.

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

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to such new programs as “new starts”). If a new start does not become profitable during such period, we may terminate it. During the fiscal year ended September 30, 2013, operating losses on new starts for programs started within the previous 18 months were $8.8 million, as compared to $7.5 million during the fiscal year ended September 30, 2012. During the quarter ended September 30, 2013, operating losses on new starts for programs started within the previous 18 months were $1.9 million as compared to $3.6 million during the quarter ended September 30, 2012. These increased losses reflect a substantial increase in both the number of new starts and the substantial investments we are making in these new starts.

During fiscal 2012 and 2013, we made substantial investments in our core Human Services business, especially in new start spending, as described above. That spending produced an increase in organic revenue growth but it also had the effect of reducing our operating margin. We expect that our level of new start spending will remain well above historical levels in fiscal 2014 and, as a result, continue to depress our operating margin. Management’s goal is to improve our operating margin as our newly begun programs stabilize and our new start spending begins to decline.

Acquisitions

As of September 30, 2013, we have completed 37 acquisitions since the acquisition by Vestar on September 29, 2006 including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.

During the fiscal year ended September 30, 2013, we acquired two companies complementary to our business in the Human Services segment and one company in the SRS segment, for a total cash consideration of $9.3 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. During the fiscal year ended September 30, 2013, we derived approximately 87% of our revenue from state, local and other government payors and approximately 13% of our revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In such instances, we estimate and record a liability from such excess payments. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

Occupancy costs represent a significant portion of our operating costs. As of September 30, 2013, we owned 383 facilities and three offices, and we leased approximately 1,234 facilities and approximately 259 offices. We expect occupancy costs to increase during fiscal 2014 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expense totaled 1.0% of our net revenue for the fiscal year ended September 30, 2013, 2012 and 2011, respectively. We incurred professional and general liability expenses of $12.2 million, $10.9 million and $10.2 million for the fiscal year ended September 30, 2013, 2012 and 2011, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. The expense for the fiscal year ended September 30, 2013 included an expense of $3.4 million that was not incurred in the fiscal year ended September 30, 2012. This represents an adjustment to our tail reserve for professional and general liability claims which is required by accounting standards for companies with claims-made insurance (the “PL/GL Tail Reserve”). Claims paid by us and our insurers for professional and general liability increased sharply in the 2007 to 2008 time period. Commencing October 1, 2010, our self-insured retentions and premiums increased dramatically. For claims arising from occurrences between October 1, 2010 and September 30, 2011, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. From October 1, 2011 to September 30, 2013, we were self-insured for the first $4.0 million of each and every claim without an aggregate limit. Beginning October 1, 2013, we are self-insured for $4.0 million per claim and $28.0 million in the aggregate. These increased costs have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing our claims exposure. Although insurance premiums did not increase in fiscal 2013, they have increased in recent years and may increase in the future.

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

For the Year Ended September 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2013
Net revenue	$990,232	$208,421	$—	$1,198,653
Income (loss) from operations	91,667	17,293	(55,636)	53,324
Operating margin	9.3%	8.3%		4.4%
2012
Net revenue	$937,652	$185,466	$—	$1,123,118
Income (loss) from operations	80,280	20,376	(53,071)	47,585
Operating margin	8.6%	11.0%		4.2%
2011
Net revenue	$887,297	$175,476	$—	$1,062,773
Income (loss) from operations	77,209	18,434	(61,158)	34,485
Operating margin	8.7%	10.5%		3.2%

Fiscal Year Ended September 30, 2013 compared to Fiscal Year Ended September 30, 2012

Consolidated revenue for the fiscal year ended September 30, 2013 (“fiscal 2013”) increased by $75.5 million, or 6.7%, compared to revenue for the fiscal year ended September 30, 2012 (“fiscal 2012”). Revenue increased $55.6 million from organic growth, including growth related to new programs and a $2.1 million adjustment to our state provider tax reserve relating to pre-Merger periods, and $23.5 million from acquisitions that closed during and after the twelve months ended September 30, 2012. The organic revenue growth was partially offset by a reduction in revenue of $3.6 million from businesses we divested during the same period.

Consolidated income from operations increased from $47.6 million for fiscal 2012 to $53.3 million for fiscal 2013, and our operating margin increased from 4.2% of revenue to 4.4% of revenue for the same periods.

Our operating margin increased primarily due to the increase in revenue as noted above partially offset by a $48.3 million increase in direct labor costs as we increased staffing in connection with acquisitions, new programs and new starts for programs started within the previous 18 months. Additionally, we increased our staffing to maintain and strengthen the quality and service of our businesses.

Total occupancy costs increased approximately $6.9 million during fiscal 2013 as compared to fiscal 2012. The increase in occupancy expense is primarily attributable to acquisitions that have closed during and after the twelve months ended September 30, 2012, new programs primarily within our Post-Acute Specialty Rehabilitation Services segment, and new starts. Total occupancy expense has also been affected by the increase in rent, utilities and repairs and maintenance expense related to our businesses.

Depreciation and amortization expense increased $3.6 million during fiscal 2013 from fiscal 2012 but remained relatively flat as a percent of revenue of 5.4% for the same periods. The increase in depreciation and amortization expense is primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets. Partially offsetting this increase was a decrease in depreciation and amortization expense as certain assets became fully depreciated.

In addition, we wrote off goodwill and intangible assets related to underperforming programs within the Human Services segment which were closed during fiscal 2013. The total impairment charge was $2.3 million and included the write-off of $1.0 million of intangible assets recorded in Depreciation and amortization expense and the write-off of $1.3 million of goodwill recorded in General and administrative expense in the accompanying consolidated statements of operations.

Additionally, our health insurance expense and professional and general liability expense increased in fiscal 2013 as compared to fiscal 2012 primarily as a result of a change in reserves. Health insurance expense increased approximately $3.0 million; $2.4 million of the increase in health insurance expense is included in Cost of revenue and $0.6 million is included in General and administrative expenses within the accompanying consolidated statements of operations. Professional and general liability expense increased approximately $1.4 million as compared to fiscal 2012. In fiscal 2013, we increased the PL/GL Tail Reserve by an additional $3.4 million which was partially offset by the decrease in our professional and general liability claims expense as compared to fiscal 2012. The expense relating to the professional and general liability claims expense and the PL/GL Tail Reserve is included in Cost of revenue in the accompanying consolidated statements of operations.

During fiscal 2013, we also recorded $1.0 million related to a cash bonus to our direct care workers. This was a decrease of approximately $1.5 million compared to fiscal 2012. This bonus is recorded in Cost of Revenue in the accompanying consolidated statement of operations.

Interest expense for fiscal 2013 decreased $1.4 million to $78.1 million as compared to fiscal 2012. The decrease is due to the lower interest rate we pay on our borrowings under the senior secured credit facilities as a result of the Amendment Agreement we entered into during fiscal 2013. (Refer to Debt and Financing Arrangements for further detail.)

For fiscal 2013, our effective income tax rate was 37.8% compared to an effective tax rate of 58.4% for fiscal 2012. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. In addition, our effective tax rate for fiscal 2012 was impacted by a reduction in our reserve for uncertain income tax positions, including interest and penalties, as a result of favorable settlement of audits.

Loss from discontinued operations net of taxes for fiscal 2013 was $2.7 million as compared to $0.7 million for fiscal 2012. During the second quarter of fiscal 2013, we adopted a plan to sell certain Human Services operations in the state of Rhode Island and completed the sale in the third quarter of fiscal 2013. Additionally, we closed certain Human Services operations in the state of Virginia during the second quarter of fiscal 2013. We recorded a total impairment charge of $4.1 million to write off the related intangible assets. The impairment charge and operations of these businesses including the expenses to close these operations are included in discontinued operations.

Human Services

Human Services revenue for fiscal 2013 increased by $52.6 million, or 5.6%, compared to fiscal 2012. Revenue increased $45.2 million from organic growth, including growth related to new programs, and $11.0 million from acquisitions that closed during and after the twelve months ended September 30, 2012. The organic revenue growth was partially offset by a reduction in revenue of $3.6 million from businesses we divested during the same period.

Income from operations increased from $80.3 million, or 8.6% of revenue, during fiscal 2012 to $91.7 million, or 9.3% of revenue, during fiscal 2013. Operating margin was positively impacted primarily due to the increase in revenue noted. In addition, during fiscal 2013, we recognized a decrease of $1.8 million in professional and general liability claims expense as compared to fiscal 2012 due to a change in reserves.

Our operating margin was also positively impacted by a $1.5 million decrease in a cash bonus that was paid to our direct care workers as compared to fiscal 2012.

The decreased expenses from fiscal 2012 to fiscal 2013 as noted above were partially offset by a $31.2 million increase in direct labor costs and an increase of $5.3 million in occupancy costs as compared to fiscal 2012.

Depreciation and amortization expense increased $2.4 million during fiscal 2013 from fiscal 2012. The increase in depreciation and amortization expense is primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets. Partially offsetting this increase was a decrease in depreciation and amortization expense as certain assets became fully depreciated.

Additionally, we wrote off goodwill and intangible assets related to underperforming programs which were closed during fiscal 2013. The total impairment charge was $2.3 million and included the write-off of $1.0 million of intangible assets recorded in Depreciation and amortization expense and the write-off of $1.3 million of goodwill recorded in General and administrative expense in the accompanying consolidated statements of operations.

Our health insurance expense also increased by $2.1 million as a result of a change in reserves, as compared to fiscal 2012.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for fiscal 2013 increased by $22.9 million, or 12.4%, compared to fiscal 2012. Revenue increased $10.4 million as a result of organic growth, including growth from new programs, and $12.5 million from acquisitions that closed during and after the twelve months ended September 30, 2012.

Income from operations decreased from $20.4 million, or 11.0% of revenue, during fiscal 2012 to $17.3 million, or 8.3% of revenue, during fiscal 2013.

The decrease in operating margin is primarily due to a $17.1 million increase in direct labor costs, an increase of $4.4 million in occupancy expense, and a $1.6 million increase in depreciation and amortization expense as compared to fiscal 2012.

Corporate

Total corporate expenses increased from $53.1 million for fiscal 2012 to $55.6 million for fiscal 2013. During fiscal 2013, we incurred an additional $3.4 million of expense related to the PL/GL Tail Reserve as compared to fiscal 2012. The expense relating to the PL/GL Tail Reserve is included in Cost of revenue in the accompanying consolidated statements of operations. Additionally, corporate expenses have also increased slightly due to the increase in staffing and other general and administrative costs as compared to fiscal 2012.

Fiscal Year Ended September 30, 2012 compared to Fiscal Year Ended September 30, 2011

Consolidated revenue for the fiscal year ended September 30, 2012 (“fiscal 2012”) increased by $60.3 million, or 5.7%, compared to revenue for the fiscal year ended September 30, 2011 (“fiscal 2011”). Revenue increased $41.5 million from organic growth, including growth related to new programs, and $22.2 million from acquisitions that closed during and after fiscal 2011. The organic revenue growth was partially offset by a reduction in revenue of $3.4 million from businesses we divested during the same period and rate reductions in some states, including Arizona, Florida and Minnesota.

Consolidated income from operations increased from $34.5 million for fiscal 2011 to $47.6 million for fiscal 2012, and our margin increased from 3.2% of revenue to 4.2% of revenue for the same periods.

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

The decreased expenses from fiscal 2011 to fiscal 2012 as noted above were partially offset by the increased staffing to strengthen quality and service and rate cuts mentioned above. In addition, we have continued spending on growth initiatives, such as new starts, especially in our Human Services segment. Within this segment, we continued to navigate a shift in market demand for models of service for at-risk youth. Many payors were emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of-home placements, including therapeutic foster care.

During fiscal 2012, we also recorded an additional $5.2 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline, of which $4.6 million related to the Human Services segment.

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

For fiscal 2012, our effective income tax rate was a benefit of 58.4% compared to an effective tax rate benefit of 33.2% for fiscal 2011. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences and net operating losses not benefited. In addition, our effective tax rate for the twelve months ended September 30, 2012 was impacted by a $6.1 million reduction in our reserve for uncertain income tax positions, including interest and penalties, as a result of favorable settlement of audits.

Human Services

Human Services revenue for fiscal 2012 increased by $50.3 million, or 5.7%, as compared to fiscal 2011. Revenue increased $35.0 million from organic growth, including growth related to new programs, and $15.9 million from acquisitions that closed during and after fiscal 2011. The organic revenue growth was partially offset by a reduction in revenue of $0.6 million from businesses we divested during the same period. Modest organic growth was achieved despite the negative impact of rate reductions in some states, including Arizona, Florida and Minnesota.

Income from operations increased from $77.2 million during fiscal 2011 to $80.3 million during fiscal 2012 and operating margin decreased slightly from 8.7% of revenue to 8.6% of revenue for the same periods.

Operating margin was negatively impacted by increased staffing in anticipation of growth opportunities, additional staffing to strengthen quality and service and the rate reductions discussed above. In addition, we have continued spending on growth initiatives, such as new starts. Within this segment, we continued to navigate a shift in market demand for models of service for at-risk youth. Many payors were emphasizing non-residential periodic support services to keep a greater number of children and adolescents within their families rather than moving them to out-of-home placements, including therapeutic foster care.

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

During the fiscal 2012, we also incurred an additional $4.6 million in travel and transportation expense, primarily increased cost for mileage reimbursement, auto insurance and gasoline.

In addition, during fiscal 2011, we recorded $3.8 million related to a discretionary cash bonus to direct care workers as compared to $2.5 million in fiscal 2012. This bonus is recorded in cost of revenue in the accompanying consolidated statements of operations.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for fiscal 2012 increased by $10.0 million, or 5.7%, as compared to fiscal 2011. Revenue increased $6.5 million from organic growth, including growth related to new programs, and $6.3 million related to acquisitions that closed during and after fiscal 2011. The organic growth was offset by a reduction in revenue of $2.8 million from businesses we divested during the same period.

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

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand and available borrowings under our senior revolver (as defined below).

Operating activities

Cash flows provided by operating activities were $55.7 million, $29.3 million, and $30.2 million for fiscal 2013, 2012 and 2011, respectively. The increase in cash provided by operating activities is primarily attributable to the decrease in our days sales outstanding. Our days sales outstanding decreased from 52 days to 47 days at September 30, 2013 as compared to September 30, 2012 primarily due to some efficiencies resulting from the centralization of certain billing and accounts receivable functions as well as the process improvement of our billing and collections process and review of aged receivables.

The decrease in cash flows provided by operating activities from fiscal 2011 to fiscal 2012 was primarily due to an increase in our working capital. Our days sales outstanding increased to 52 days at September 30, 2012 from 48 days at September 30, 2011, as we were still continuing to centralize certain billing and accounts receivable functions and utilize a new billing and accounts receivable system in certain locations.

Investing activities

Net cash used in investing activities was $39.4 million, $42.7 million, and $82.5 million for fiscal 2013, 2012 and 2011, respectively.

Cash paid for acquisitions was $9.3 million, $16.5 million, and $12.7 million for fiscal 2013, 2012 and 2011, respectively. We acquired three companies in fiscal 2013, and seven companies in each of 2012 and 2011, respectively.

Cash paid for property and equipment for fiscal 2013 was $31.9 million, or 2.7% of revenue, compared to $30.0 million, or 2.7% of revenue for fiscal 2012, and $20.9 million or 2.0% of revenue for fiscal 2011. We plan to continue allocating approximately 2.7% of revenue to spending on property and equipment during fiscal 2014. During fiscal 2012, we sold certain real estate assets for total cash proceeds of $2.8 million, which we subsequently leased back.

In addition, during fiscal 2011, our restricted cash balance increased by $49.9 million primarily due to $50.0 million which was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility (the “institutional letter of credit facility”).

Financing activities

Net cash provided by financing activities was $3.0 million, $13.1 million, and $26.2 million for fiscal years 2013, 2012, and 2011, respectively. The decrease in net cash provided by financing activities in fiscal 2013 as compared to fiscal 2012 and fiscal 2011 is primarily due to the repayment of any outstanding borrowings under our senior revolver. In February 2013, we increased our term loan by an additional $30.0 million to effectively lower the interest rate on our borrowings.

Net cash provided by financing activities for fiscal 2011 was primarily due to the February 2011 Refinancing. In addition, net cash used in financing activities for fiscal 2011 included an earn-out payment of $3.4 million to the former owners of IFCS, a company that we acquired in fiscal 2009.

Our principal sources of funds are cash flows from operating activities, cash on hand, and available borrowings under our senior revolver. Our increased cash interest payments after the February 2011 Refinancing and our use of cash to fund investments in our growth initiatives have reduced our liquidity in the business. During fiscal 2013, we borrowed an aggregate of $469.4 million under our senior revolver and repaid $488.4 million during the same period. At September 30, 2013, we had no outstanding borrowings and $75.0 million of availability under the senior revolver. However, despite the contractual availability, our leverage covenants could effectively limit our ability to draw on the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under our senior revolver. We expect to continue to draw on the revolver during fiscal 2014 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

Also during fiscal 2013, 2012 and 2011, our indirect parent NMH Investment repurchased equity units from employees upon or after their departures from the Company for $39 thousand, $75 thousand, and $1.5 million, respectively. We accounted for these repurchases as dividends of $39 thousand, $75 thousand and $1.5 million, respectively, up to NMH Investment which used the proceeds to fund the repurchases.

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

At our option, we may add one or more new term loan facilities or increase the commitments under the senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million so long as certain conditions, including a consolidated leverage ratio (as defined in the senior credit agreement) of not more than 6.00 to 1.00 on a pro forma basis, are satisfied. The covenants in the indenture governing the senior notes effectively limit the amount of incremental borrowings that we may incur to not more than $75.0 million. In February 2013, we entered into an amendment related to our senior credit agreement for an incremental borrowing of $30.0 million under our term loan. See “Term Loan” for more details.

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

Term loan

The original $530.0 million term loan was issued at a price equal to 98.5% of its face value. The senior credit agreement includes a provision for the prepayment of a portion of the outstanding term loan amounts equal to an amount ranging from 0 to 50% of a calculated amount, depending on our leverage ratio, if we generate certain levels of cash flow, sell certain assets or incur other indebtedness, subject to certain exceptions. We have not been required to make such a prepayment as of September 30, 2013. We are required to repay the term loan in quarterly principal installments of 0.25% of the original principal amount, which the balance payable at maturity.

On February 4, 2013, we also entered into an Incremental Amendment No. 1 (the “Incremental Amendment No. 1”) to the senior credit agreement. The Incremental Amendment No. 1 provided for an additional $30.0 million term loan (the “incremental term loan”) under our existing term loan. The net proceeds were used to repay a majority of the outstanding borrowings under our senior revolver. We are required to repay the incremental term loan in quarterly installments of 0.25% of its principal amount, with the balance payable at maturity. All of the other terms of the incremental term loan are identical to the term loan.

At September 30, 2013, we had $546.5 million of borrowings under the term loan (including the incremental term loan). At September 30, 2013, the variable interest rate on the term loan was 6.5%.

Senior revolver

We had no borrowings and $75.0 million of availability under the senior revolver September 30, 2013 and had $42.2 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million credit collateral account. Letters of credit in excess of that amount reduce availability under our senior revolver. The interest rate for any borrowings under the senior revolver was 7.5% at September 30, 2013.

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit in excess of the $50 million credit collateral account or making of a swingline loan will reduce the amount available under the senior revolver.

Senior Notes

On February 9, 2011, we issued $250.0 million in aggregate principal amount of the senior notes at a price equal to 97.7% of their face value. The senior notes mature on February 15, 2018 and bear interest at a rate of 12.50% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2011. The senior notes are our unsecured obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing subsidiaries.

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

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of September 30, 2013. In addition, in the case of the senior credit agreement, we are required to maintain at the end of each fiscal quarter a consolidated leverage ratio. At September 30, 2013, the maximum consolidated leverage ratio was not more than 6.50 to 1.00. This consolidated leverage ratio will step down over time, starting on December 31, 2013 when we will be required to maintain a consolidated leverage ratio of not more than 6.00 to 1.00. The consolidated leverage ratio is defined as the ratio of total debt, net of cash and cash equivalents, to consolidated EBITDA, as defined in the senior credit agreement, for the most recently completed four fiscal quarters. We are also required to maintain at the end of each fiscal quarter a minimum consolidated interest coverage ratio. At September 30, 2013, the minimum consolidated interest coverage ratio was 1.55 to 1.00 and this ratio will continue to step up over time. The next step up is on September 30, 2014 when we will be required to maintain a minimum interest coverage ratio of 1.70 to 1.00. The consolidated interest coverage ratio is defined as the ratio of consolidated EBITDA to consolidated interest expense, both as defined under the senior credit agreement, for the most recently completed four fiscal quarters.

As of September 30, 2013, our consolidated leverage ratio was 5.49 to 1.00, as calculated in accordance with the senior credit agreement and our consolidated interest coverage ratio was 1.85 to 1.00, as calculated in accordance with the senior credit agreement. As of September 30, 2013, total debt, net of cash and cash equivalents, was $734.1 million. Under the senior credit agreement, consolidated EBITDA is defined as net income before interest expense and interest income, income taxes, depreciation and amortization, further adjusted to add back certain non-cash charges, fees under the management agreement with our equity sponsor, proceeds of business insurance, certain expenses incurred under indemnification or refunding provisions for acquisitions, certain start-up losses, non-cash compensation expense, transaction bonuses, unusual or non-recurring losses, charges, severance costs and relocation costs and deductions attributable to minority interests, business optimization expenses and further adjusted to subtract unusual or non-recurring income or gains, income tax credits to the extent not netted, non-cash income and interest income and gains on interest rate hedges, and further adjusted for certain other items including EBITDA and pro forma adjustments from acquired businesses and exclusion of discontinued operations.

Set forth below is a reconciliation of consolidated EBITDA, as calculated under the senior credit agreement, to net loss for the four fiscal quarters ended September 30, 2013.

(in thousands)
Net loss	$(18,296)
Loss from discontinued operations, net of tax	2,724
Benefit for income taxes	(9,472)
Interest expense	78,075
Interest income	(137)
Management fee of related party	1,359
Depreciation and amortization	64,146
Claims made insurance liability	3,445
Non-cash charges	(784)
Restructuring expense	703
Acquisition costs	238
Franchise taxes, transaction fees, costs, and expenses	208
Stock-based compensation	273
Loss on disposal of assets	165
Operating losses from new starts	8,000
Business optimization expenses	183
Acquired EBITDA	2,229
Professional liability claims expense in excess of cash payments	545

Consolidated EBITDA per the senior credit agreement	$133,604

Set forth below is an annualized calculation of consolidated interest expense as of September 30, 2013, as calculated under the credit agreement:

(in thousands)
Senior term loan	$35,605
Senior notes	31,250
Interest rate swap agreements	3,358
Senior revolver and unused line of credit	1,079
Capital leases	815
Standby letters of credit	105
Interest income	(137)

Consolidated interest expense per the senior credit agreement	$72,075

The consolidated leverage ratio and the consolidated interest coverage ratios are material components of the senior credit agreement and non-compliance with these ratios could prevent us from borrowing under the senior revolver and would result in a default under the senior credit agreement.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of September 30, 2013:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations(1)	$1,056,391	$72,729	$144,447	$839,215	$—
Operating lease obligations(2)	198,150	47,261	67,893	40,934	42,062
Capital lease obligations	6,939	430	948	1,157	4,404
Purchase obligations (3)	4,421	824	2,161	1,436	—
Standby letters of credit	42,211	42,211	—	—	—

Total obligations and commitments	$1,308,112	$163,455	$215,449	$882,742	$46,466

(1)	Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at September 30, 2013. As a result of the amendment of the senior credit agreement governing our senior secured credit facilities on October 15, 2012, the LIBOR floor applicable to borrowings under the senior secured credit facilities was reduced by 0.50%.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
(3)	Amounts represent purchase obligations related to information technology services and maintenance contracts.

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

Goodwill and Indefinite-lived Intangible Assets

We review costs of purchased businesses in excess of the fair value of net assets acquired (goodwill), and indefinite-lived intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. We conduct our annual impairment test for both goodwill and indefinite-lived intangible assets on July 1 of each year. We are required to test goodwill on a reporting unit basis, which is the same level as our operating segments. We have the option to first assess qualitative factors to determine whether further impairment testing is necessary. We have elected to bypass the qualitative assessments for the fiscal year ended 2013 and proceed directly to the two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge. Fair values are established using discounted cash flow and comparative market multiple methods.

For its indefinite-lived intangible assets, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. The Company has elected to bypass the qualitative assessments for fiscal year 2013 and proceed directly to the quantitative impairment test. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are established using the relief from royalty method.

The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-lived intangible assets. If updated estimates indicate that the fair value of goodwill or any indefinite-lived intangibles is less than the carrying value of the asset, an impairment charge is recorded in the consolidated statements of operations in the period of the change in estimate.

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

Derivative Financial Instruments

We report derivative financial instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in the consolidated statements of comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

We, from time to time, enter into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on our debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statement of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to gain (loss) on derivative within the consolidated statements of comprehensive income (loss). The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in our consolidated balance sheets.

Accruals for Self-Insurance

We maintain employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. Employment practices liability is fully self-insured. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, employment practices liability and professional and general liability programs are based on analyses performed internally by management and may take into account reports by independent third parties. Accruals relating to prior periods are periodically reevaluated and increased or decreased based on new information. Changes in estimates are charged or credited to the consolidated statements of operations in a period subsequent to the change in estimate. In addition, we report insurance liabilities on a gross basis without giving effect to insurance recoveries.

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

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. To reduce the interest rate exposure related to the variable debt, we entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 and ending September 30, 2014. Under the terms of the swap, as amended on October 15, 2012, we receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and we make payments to the counterparty based on a fixed rate of 2.08% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under our term loan facility, this swap effectively fixes our cost of borrowing for $400.0 million of our term loan debt at 7.3% per annum for the term of the swap.

As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $546.5 million outstanding to $146.5 million outstanding as of September 30, 2013. The variable rate debt outstanding relates to the term loan and the senior revolver, which bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to a LIBOR floor of 2.25% per annum), plus 4.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.25%), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt would increase cash interest expense on the floating rate debt by approximately $1.5 million per annum.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements required by this Item are on pages F-1 through F-32 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officers) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of September 30, 2013, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2013.

Management’s evaluation did not include assessing the internal controls of three businesses that were acquired by us in purchase business combination transactions during fiscal 2013. The combined financial statements of these companies are included in our consolidated financial statements for the fiscal year ended September 30, 2013, and represented 1.1% of our total assets as of September 30, 2013 and 0.2% of our net revenue for the fiscal year ended September 30, 2013.

(c) Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2013, we continued to transition and evaluate the transition of certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

During the fiscal year ended September 30, 2013, we transitioned certain field general ledger functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years.

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

Item 9B.	Other Information

Item 5.02	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On December 16, 2013, the Company amended and restated The Mentor Network Human Services and Corporate Management Incentive Plan, effective October 1, 2013. The amended and restated plan applies to fiscal years beginning with fiscal 2014. The plan was amended to include a further modifier to the plan to increase or decrease (up to a maximum increase or decrease of ten percent (10%) of the amount of incentive compensation to be paid to certain employees based on the actual number of days sales outstanding (“DSO”) achieved by the Company as of the end of fiscal 2014 compared to the target approved by the Compensation Committee at the beginning of each fiscal year (the “DSO Target”).

For a description of the terms of The Mentor Network Human Services and Corporate Management Incentive Plan, see “Item 11. Executive Compensation—Compensation Discussion and Analysis—Annual Incentive Compensation.”

On October 11, 2013, we announced an executive transition plan under which Bruce F. Nardella, currently President and Chief Operating Officer, will become Chief Executive Officer and the sole principal executive officer effective January 1, 2014. Mr. Nardella will also become a member of the Board of Directors and will serve on the Company’s Compliance Committee. On December 16, 2013, the Compensation Committee of the Company’s Board of Directors approved certain compensation arrangements that will become effective January 1, 2014, to effectuate the executive transition plan. Specifically, on December 16, 2013, the Company entered into the following agreements: (1) Second Amended and Restated Employment Agreement between the Company and Edward M. Murphy (the “Murphy Employment Agreement”), (2) Employment Agreement between the Company and Bruce F. Nardella (the “Nardella Employment Agreement”), and (3) Termination Agreement between the Company and Gregory Torres (the “Torres Termination Agreement”). On December 16, 2013, the Board of Directors also increased the size of the Board of Directors from seven (7) Directors to eight (8) and appointed Mr. Nadella to the Board of Directors.

        Pursuant to the Murphy Employment Agreement, effective January 1, 2014, Mr. Murphy will resign as Chief Executive Officer of the Company and will be elected as Executive Chair of the Board of Directors. The initial term of the Murphy Employment Agreement is one year, after which the agreement renews automatically each year for a one-year term, unless terminated earlier by the parties. The Murphy Employment Agreement provides a base salary of $400,000 per year, subject to review and adjustment from time to time, with an annual bonus from the incentive compensation plan equal to no less than Mr. Murphy’s base salary if the Company reaches certain yearly determined performance objectives. Under the terms of the agreement, if Mr. Murphy is terminated by the Company without “cause” or Mr. Murphy resigns with “good reason”, the Company is obligated to continue to pay him his base salary and targeted incentive compensation for two years following the date of such termination, as well as a pro rata incentive compensation amount for the year in which such termination occurs. The definition of “cause” includes the commission of fraud or embezzlement, an indictment or conviction for a felony or a crime involving moral turpitude, willful misconduct, violation of any material written policy of the Company, material neglect of duties, failure to comply with reasonable Board directives and material breach of any agreement with the Company or its securityholders or affiliates. The definition of “good reason” includes a material change in title, duties and responsibilities, a reduction in Mr. Murphy’s annual base salary or annual bonus opportunity (subject to certain exclusions), a material breach by the Company of the amended and restated employment agreement, and relocation of Mr. Murphy’s principal place of work from its current location to a location that is beyond a 50-mile radius of such location. The Murphy Employment Agreement contains provisions pursuant to which Mr. Murphy has agreed not to disclose our confidential information. Mr. Murphy has also agreed not to solicit our employees or contractors, nor compete with us for a period of two years after his employment with us has been terminated.

The Company entered into the Nardella Employment Agreement in connection with Mr. Nardella’s promotion to Chief Executive Officer of the Company. The Nardella Employment Agreement has an initial term of three years, after which the agreement renews automatically each year for a one-year term, unless terminated earlier by the parties. The Nardella Employment Agreement provides for a base salary of $500,000 per year, subject to review and adjustment from time to time, with an annual bonus from the incentive compensation plan equal to no less than Mr. Nardella’s base salary if the Company reaches certain yearly determined performance objectives. Under the terms of the agreement, if Mr. Nardella is terminated by the Company without “cause” or Mr. Nardella resigns with “good reason”, the Company is obligated to continue to pay him his base salary and targeted incentive compensation for two years following the date of such termination, as well as a pro rata incentive compensation amount for the year in which such termination occurs. The definition of “cause” includes the commission of fraud or embezzlement, an indictment or conviction for a felony or a crime involving moral turpitude, willful misconduct, violation of any material written policy of the Company, material neglect of duties, failure to comply with reasonable Board directives and material breach of any agreement with the Company or its securityholders or affiliates. The definition of “good reason” includes a material change in title, duties and responsibilities, a material reduction in Mr. Nardella’s annual base salary or annual bonus opportunity (subject to certain exclusions), a material breach by the Company of the amended and restated employment agreement, and relocation of Mr. Nardella’s principal place of work from its current location to a location that is beyond a 50-mile radius of such location. The Nardella Employment Agreement contains provisions pursuant to which Mr. Nardella has agreed not to disclose our confidential information. Mr. Nardella has also agreed not to solicit our employees or contractors, nor compete with us for a period of two years after his employment with us has been terminated. In connection with his promotion to Chief Executive Officer of the Company, Mr. Nardella was granted 100,000 Class F Units and 100,000 Class H Units by NMH Investment on December 16, 2013.

On December 16, 2013, the Board of Directors accepted the resignation of Mr. Torres as Chairman of the Board of Directors and employee of the Company, effective as of January 1, 2014. In connection with Mr. Torres’ resignation, the Company entered into a Termination of Amended and Restated Employment Agreement (the “Torres Termination Agreement”). Pursuant to the terms of the Torres Termination Agreement, the Company has agreed to make a donation in the amount of $100,000 to MassINC. Although Mr. Torres will no longer be Chairman of the Board of Directors or an employee of the Company as of January 1, 2014, he will remain a Director of the Company.

Item 5.03	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

On December 16, 2013, pursuant to a unanimous written consent of the board of directors of the Company, the bylaws of the Company were amended. First, the Amendment replaces the position of the Chairman of the Board with the position of the Executive Chair. Second, the Amendment adds a separate position of Chief Executive Officer of the Company. This Amendment was adopted in connection with the management transition, pursuant to which, effective January 1, 2014, Edward M. Murphy will become the Executive Chair of the board of directors and Bruce N. Nardella will become the Chief Executive Officer of the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age and position of each of our directors and executive officers as of December 1, 2013:

Name	Age	Position
Gregory T. Torres	64	Chairman and Director
Edward M. Murphy	66	Chief Executive Officer and Director
Bruce F. Nardella	56	President and Chief Operating Officer
Denis M. Holler	59	Chief Financial Officer and Treasurer
Robert M. Melia	57	Cambridge Operating Group President
David M. Petersen	65	Redwood Operating Group President
Jeffrey M. Cohen	45	Chief Information Officer
Linda DeRenzo	54	Chief Legal Officer, General Counsel and Secretary
Kathleen P. Federico	54	Chief Human Resources Officer
Dwight D. Robson	42	Chief Public Strategy and Marketing Officer
Chris A. Durbin	48	Director
James L. Elrod, Jr.	59	Director
Pamela F. Lenehan	61	Director
Kevin A. Mundt	59	Director
Guy Sansone	49	Director

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

Gregory T. Torres has served as Chairman of the board of directors since September 2004. He was also the Company’s Chief Executive Officer from January 1996 to January 2005, as well as its President from January 1996 until September 2004. Mr. Torres joined the Company in 1980 as a member of its first board of directors. Prior to joining the Company, Mr. Torres held prominent positions within the public sector, including chief of staff of the Massachusetts Senate Committee on Ways and Means and assistant secretary of human services. Since May 2007, Mr. Torres has been president and chief executive officer of the Massachusetts Institute for a New Commonwealth, known as “MassINC”, an independent, nonpartisan research and educational institute in Boston. On December 16, 2013, the Board of Directors accepted the resignation of Mr. Torres as Chairman and employee of the Company, effective as of January 1, 2014. In connection with Mr. Torres’ resignation, the Company entered into a Termination of Amended and Restated Employment Agreement (the “Torres Termination Agreement”). Mr. Torres was selected as a director for his knowledge and experience in the human services industry, in the nonprofit, public and private sectors. On October 11, 2013, we announced that Mr. Torres will step down as Chairman effective January 1, 2014 but will remain a director.

Edward M. Murphy has served as Chief Executive Officer since January 2005 and was elected to the Board of Directors in September 2004. He also served as our President from September 2004 until December 2009. Mr. Murphy founded Alliance Health and Human Services, Inc. (“Alliance”) in 1999 and served as the organization’s President and CEO until September 2004. Prior to founding Alliance, he was a Senior Vice President at Tucker Anthony and President and Chief Operating Officer of Olympus Healthcare Group. Mr. Murphy is a former Commissioner of the Massachusetts Department of Youth Services and the Massachusetts Department of Mental Health, and the former Executive Director of the Massachusetts Health and Educational Facilities Authority. On December 16, 2013, the Board of Directors accepted the resignation of Mr. Murphy as Chief Executive Officer of the Company effective as of January 1, 2014. Effective as of January 1, 2014, Mr. Murphy will assume the position of Executive Chair of the board of directors and has entered into the Second Amended and Restated Employment Agreement dated December 16, 2013. Mr. Murphy was selected as a director for his knowledge and experience in finance and the human services industry and experience in the public, private and nonprofit sectors. On October 11, 2013, we announced that Mr. Murphy will become Executive Chair of the board of directors and will remain a full-time executive of the company but will cease to serve as Chief Executive Officer effective January 1, 2014.

        Bruce F. Nardella was appointed President and Chief Operating Officer in December 2009, after being appointed Executive Vice President and Chief Operating Officer in May 2007. Mr. Nardella joined the Company in 1996 as a state director and in May 2003 he was named President of our Eastern Division. Prior to that, he was a deputy commissioner for the Massachusetts Department of Youth Services. On December 16, 2013, the Board of Directors unanimously approved the promotion of Mr. Nardella as the Chief Executive Officer of the Company effective as of January 1, 2014. Mr. Nardella will remain as President of the Company but will resign as the Chief Operating Officer. Mr. Nardella will resign his position as Chief Operating Officer, effective as of January 1, 2014. In connection with his promotion to Chief Executive Officer, Mr. Nardella has entered into an Employment Agreement with the Company dated December 16, 2013. Effective January 1, 2014, Mr. Nardella will also become a member of Board of Directors and a member of the Compliance Committee.

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

Pamela F. Lenehan was elected to our board of directors in December 2008. Ms. Lenehan has served as President of Ridge Hill Consulting, a strategy consulting firm, since 2002. Prior to this, Ms. Lenehan was self-employed as a private investor. From 2000 to 2001, she was vice president and chief financial officer of Convergent Networks. From 1995 to 2000, she was senior vice president of corporate development and treasurer of Oak Industries Inc., which was acquired by Corning Inc. in 2000. Prior to that, Ms. Lenehan was a Managing Director in Credit Suisse First Boston’s Investment Banking division and a vice president of Corporate Banking at Chase Manhattan Bank. Ms. Lenehan is currently a member of the boards of directors of Monotype Imaging Holdings Inc., where she is a member of the Audit Committee and chair of the Management Development and Compensation Committee, and American Superconductor Corporation where she chairs the Audit Committee. From 2004-2013 she was a member of the board of directors and chair of the Compensation Committee of Spartech Corporation until it was acquired by PolyOne and from 2001 to 2007, she was a member of the board of directors of Avid Technology and at various times chair of the board, chair of the Audit Committee and a member of the Compensation Committee. Ms. Lenehan was selected as a director for her knowledge and experience in finance and strategy and holds a Masters Professional Director Certification from the American College of Corporate Directors, a national public company director education organization.

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

Compensation Discussion and Analysis

General Overview. The Company is an indirect wholly owned subsidiary of NMH Investment. NMH Investment is beneficially owned by Vestar and certain affiliates, certain of our directors and members of our management team. The Company’s board of directors consists of representatives of Vestar (Chris Durbin, James Elrod Jr. and Kevin Mundt) and representatives of management (Gregory Torres and Edward Murphy), as well as two outside directors (Pamela Lenehan and Guy Sansone). Messrs. Elrod, Durbin and Sansone serve as the members of the Company’s Compensation Committee (the “Committee”), and Mr. Durbin is the Committee’s chairman.

In connection with the Company’s acquisition by Vestar on June 29, 2006 (the “Merger”), the Company entered into an amended and restated employment agreement with its Chief Executive Officer, Edward Murphy. It also entered into severance agreements with its other named executive officers, Bruce Nardella, the Company’s President and Chief Operating Officer, Denis Holler, the Company’s Chief Financial Officer, David Petersen, President of the Redwood Operating Group, Linda DeRenzo, the Company’s Chief Legal Officer, and, subsequently upon her hire, Kathleen P. Federico, Chief Human Resources Officer. The compensation initially paid to Mr. Murphy reflects negotiations at the time of the Merger, which has been adjusted since the Merger as described below. Messrs. Holler, Nardella, Petersen and Ms. DeRenzo and Ms. Federico have all received raises since the Merger, upon being promoted or otherwise. Also in connection with the Merger, or after joining the Company, most of the Company’s executive officers invested in the Preferred Units and Class A Common Units of NMH Investment. As of September 30, 2013, the Company’s executive officers (including the named executive officers) have invested approximately $3.0 million. The Company’s executive officers also hold earned equity in NMH Investment.

On December 16, 2013, the Company entered into a further amended and restated employment agreement with Mr. Murphy and an employment agreement with Bruce Nardella. Pursuant to Mr. Murphy’s amended and restated employment agreement, effective January 1, 2014, Mr. Murphy will resign his position as Chief Executive Officer and will become Executive Chair of the board of directors. Pursuant to Mr. Nardella’s employment agreement, effective January 1, 2014, Mr. Nardella will resign his position as Chief Operating Officer of the Company and will be promoted to Chief Executive Officer. Mr. Nardella will retain the title of President of the Company and will become a member of the Company’s board of directors. The severance agreement between the Company and Mr. Nardella has been superseded by his employment contract.

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

The Company’s executive compensation program is overseen by the Committee. The role of the Committee is, among other things, to review and approve salaries and other compensation of the executive officers of the Company, to review and recommend equity grants under NMH Investment’s equity plan, and to review and approve payments under the annual cash incentive plan in which the executive officers participate. During fiscal 2012, the Wilson Group (“Wilson”), a boutique consulting firm that specializes in designing compensation programs that drive organizational performance, conducted an extensive competitive analysis and review of certain compensation elements for executives. Following Wilson’s review and analysis, the Committee considered Wilson’s recommendations and approved certain changes to executive compensation.

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

Executive Compensation Study. With the approval of the Committee, in fiscal 2012 the Company retained the Wilson compensation consulting firm to evaluate our executive compensation program. Wilson conducted an extensive analysis of the competitiveness and appropriateness of the Company’s cash and equity executive compensation opportunity and made recommendations based on this analysis. Wilson conducted interviews with senior management and members of the Committee, reviewed market data from multiple commercial survey sources and reviewed public company peer group data. Set forth below is the public company peer group that Wilson used in fiscal 2012 to evaluate compensation. The companies were chosen based on industry (health and human services), and size (revenue and number of employees) as of their then-most recent SEC filings. There were 17 US-based companies, with a median revenue of $1.48 billion and a median employee population of 18,800.

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

Wilson reviewed base salary, annual cash bonus incentives and long-term incentive compensation in the form of equity-based units of executive officers in health and human services public companies with similar revenue base and/or employee base. After completing its review, and presenting its findings to the Committee and to the Board of Directors in executive session, Wilson recommended that the Company: (i) increase the base salaries of its executive officers, to align them more closely with median salaries for comparably situated executive officers, and (ii) issue additional equity to the executive officers in order to more tightly align management and equity sponsor interests in creating stockholder value. Wilson did not recommend changes to the annual cash bonus incentives.

Base Salary. Base salary provides executives with a fixed amount of compensation paid on a regular basis throughout the year. The Committee’s charter charges the Committee with reviewing and determining each executive’s base salary on an annual basis. The named executive officers’ base salaries were reviewed in December 2012 as required by the Committee’s charter. Wilson found that base salaries were significantly under market at the executive officer level and recommended increases to raise each named executive officer’s base salary to align them more closely with the median salary of their respective counterparts at companies in the public company peer group and in comparison to commercial survey data, in order to remain competitive for executive talent. The salary of Mr. Petersen, as an Operating Group President, was increased based on commercial survey data and relative to the other executive officers and the respective size of the business he manages. Effective January 1, 2013, the salary of Mr. Murphy was increased from $350,000 to $500,000; the salary of Mr. Nardella was increased from $302,500 to $400,000; the salary of Mr. Holler was increased from $285,000 to $335,000; the salary of Mr. Petersen was increased from $270,000 to $320,000; the salary of Ms. DeRenzo was increased from $250,000 to $285,000; and the salary of Ms. Federico was increased from $250,000 to $280,000.

The named executive officers’ base salaries were reviewed in December 2013 as required by the Committee’s charter. The salaries of each of the named executive officers, other than Messrs. Murphy and Nardella, are expected to remain the same in fiscal year 2014. In connection with Mr. Murphy’s election to Executive Chair of the Board of Directors and resignation as Chief Executive Officer, effective as of January 1, 2014, Mr. Murphy’s salary will be decreased from $500,000 to $400,000. In connection with Mr. Nardella’s promotion to Chief Executive Officer and his continuing service as President, effective January 1, 2014, Mr. Nardella’s salary will be increased from $400,000 to $500,000.

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

Wilson did not recommend any changes to the incentive compensation plan because, assuming adequate salaries, the payout opportunities were deemed adequate compared with survey data and with data for similarly situated executive officers at companies in the public company peer group and, accordingly, the payout opportunities and the plan were left unchanged in fiscal 2012.

On December 20, 2012, the Company amended and restated The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, effective October 1, 2012. The amended and restated plan applies to fiscal years beginning with fiscal 2013. Two changes were made. First, the scorecard element was eliminated from the plan in order to simplify plan administration. Instead of an individual scorecard, named executive officers (except for the Chief Executive Officer) are assessed by the Chief Executive Officer or the President (based on whether the Executive Officer reports to Chief Executive Officer or President) on the individual quality of their work (which includes workforce management and employee engagement). The Chief Executive Officer’s performance is assessed by the Committee. The assessment of each executive’s quality of work may result in a downward adjustment of up to 50% of their payout if the quality of their work is less than satisfactory. Second, the payout scale for the Operating Group targets was also modified to reflect the payout of maximum incentive compensation at a lower percentage of the target. The maximum payout of 150% would be payable for achievement of 104% of the adjusted EBITDA target for the Operating Groups, as well as for 104% of the revenue target for the Operating Groups. This change was intended to motivate Operating Group leaders to focus equally on margin and revenue growth when they are undertaking new business ventures. The payout scales for the Company-wide targets were unchanged. That is, the maximum payout of 150% is payable for achievement of 107.5% of the adjusted EBITDA and revenue targets.

For fiscal 2013, the incentive compensation payout opportunity at threshold, target and maximum performance levels was as follows:

Officers	Threshold payout (% of base salary)	Target payout (% of base salary)	Maximum payout (% of base salary)
Mr. Murphy	50.0	100.0	150.0
Mr. Nardella	37.5	75.0	112.5
Messrs. Holler, Petersen and Mses. DeRenzo and Federico	25.0	50.0	75.0

The annual incentive plan for fiscal 2013 was structured to provide incentive compensation based upon the Company’s and/or relevant Operating Group’s attainment of certain financial targets for fiscal 2013, which were approved by the Committee, and includes a ratings system that considers an individual participant’s quality of work or quality of services managed. The Chief Executive Officer and President are responsible for certification of the quality ratings of the executive officers and the Compensation Committee is responsible for the certification of the CEO’s quality rating.

The calculation of awards under the plan followed a two-step process in fiscal 2013.

First, a “potential payout” was calculated. As in prior years, the potential payout was based on achievement of revenue and adjusted EBITDA goals, adjusted to exclude the revenue and costs relating to companies that were acquired for more than $3 million during fiscal 2013, certain new program starts that were identified at the beginning of fiscal 2013, and operations identified as Discontinued operations in our financial statements, as well as certain additional operations that were closed or sold during fiscal 2013. In fiscal 2013, adjusted EBITDA was weighted 50 percent and revenue was weighted 50 percent for all participants in the plan. The weighting reflects an equal emphasis on promoting organic growth in addition to profitability. For Mr. Peterson, an Operating Group President, the Company’s consolidated performance on these two measures was weighted 25 percent, and the Operating Group’s revenue performance was weighted 75 percent, in order to emphasize and reward expansion and performance of the relevant business organization that he manages. Potential payouts for the rest of the named executive officers were calculated based on the Company’s consolidated Adjusted EBITDA and revenue results.

On November 7, 2012, the Committee approved the following financial targets for fiscal 2013:

	Target Revenue	Target Adjusted EBITDA
Company	$1,206.6 million	$129.2 million
Cambridge Operating Group	$376.9 million	$51.8 million
Redwood Operating Group	$620.9 million	$89.2 million

The Committee chose these targets as profitability continues to be a major objective of the Company, while the continuing focus on revenue is meant to incentivize management to expand the Company’s overall business in order to grow its adjusted EBITDA.

In the case of the named executive officers other than the Operating Group President, the potential payout ranges from 50% of target for achievement of 92.5% of the Adjusted EBITDA or revenue goals, to 150% of target for achievement of 107.5% of the Adjusted EBITDA or revenue goals. For Mr. Peterson, an Operating Group President, 75% of the potential payout that is based on Operating Group performance ranges from 50% of target for achievement of 92.5% of organizational unit revenue goals and 150% of target for achievement of 104.0% of organizational unit revenue and EBITDA goals and 25% of the potential payout that is based on the Company’s consolidated performance as calculated in a manner consistent with the other named executive officers. Payouts for performance levels between threshold and target, and between target and maximum, are calculated proportionately. This year, the Company’s performance was close to the financial goals and the Redwood Operating Group, managed by Mr. Petersen, exceeded its financial goals. Performance on the respective goals for fiscal 2013 was as follows:

	Actual Revenue	Actual Adjusted EBITDA
Company	$1,186.1 million	$129.6 million
Cambridge Operating Group	$354.1 million	$49.9 million
Redwood Operating Group	$625.9 million	$93.5 million

As a result of this performance, Mr. Petersen received 121.6% of his target payout based on achievement toward the targets by the Company and in excess of the targets by Redwood. The remaining named executive officers were potentially eligible to receive 96.6% of the target payout based on Company-wide financial performance.

Second, one-half of the potential payout was subject to reduction of up to 50% based on the participant’s quality of services or work. A participant could also receive no incentive payout, notwithstanding the potential payout calculation or quality rating, if he or she engaged in exceptionally poor conduct or poor performance during the fiscal year.

In fiscal 2013, Messrs. Murphy, Nardella and Holler each received a satisfactory quality rating with a reduction in incentive compensation of 2.5% in total. The Committee, in the case of the Chief Executive Officer, and the Chief Executive Officer, in the case of Messrs. Nardella and Holler, decided to assign a 2.5% quality modifier primarily because the Company failed to achieve a satisfactory number of days sales outstanding (“DSO”) in fiscal year 2013. The quality modifier was considered in the calculation of incentive compensation because it reinforces our primary mission of providing high-quality services to individuals with disabilities and other challenges and because management strongly believes that service, quality and growth are inextricably linked, with service outcomes and the satisfaction of those we serve and our payor and referral sources driving our ability to maintain existing levels of service and expand our operation by receiving additional referrals and winning new contracts.

Based on the Revenue, Adjusted EBITDA and quality ratings, Messrs. Murphy, Nardella and Holler received 94.2% of their target payout. Mr. Petersen received 121.6% of his target payout; Ms. DeRenzo and Ms. Federico, who are not responsible for the Company’s DSO results, each received a satisfactory quality rating and each received 96.6% of her target payout.

Each participant may receive additional discretionary incentive compensation. In the case of executive officers, discretionary incentive compensation is determined by the Chief Executive Officer and approved by the Compensation Committee. In fiscal 2013, none of the named executive officers received a discretionary award.

On December 16, 2013, the Company amended and restated The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, effective October 1, 2013. The amended and restated plan applies to fiscal years beginning with fiscal 2014. The plan was amended to include a further modifier to the plan to increase or decrease (up to a maximum increase or decrease of ten percent (10%)) of the amount of incentive compensation to be paid to certain employees based on the DSO achieved by the Company as of the end of fiscal 2014 compared to the target approved by the Compensation Committee at the beginning of each fiscal year. Each of the named executive officers (other than Mses. DeRenzo and Federico) are subject to the DSO modifier in the calculation of the amount of incentive compensation due to such executive officer in fiscal year 2014.

Equity-Based Compensation. Long-term incentive compensation is provided in the form of non-voting equity units in the Company’s indirect parent company, NMH Investment, pursuant to the NMH Investment 2006 Unit Plan. The plan allows certain officers, employees, directors and consultants of the Company to participate in the long-term growth and financial success of the Company through acquisition of equity interests in NMH Investment, including Class B, Class C, Class D, Class E, Class F, Class G and Class H Common Units of NMH Investment. The purpose of the plan is to promote the Company’s long-term growth and profitability by aligning the interests of the Company’s management with the interests of the ultimate parent of the Company and by encouraging retention. The plan is administered by the Committee which recommends awards to the management committee of NMH Investment. The management committee determines, among other things, specific participants in the plan as well as the amount and value of any units awarded.

As part of the Merger, a pool of units had been set aside for management employees, including the named executive officers, and granted to executive officers during the second quarter of fiscal 2007. Messrs. Holler and Nardella received additional grants of B, C and D Common Units during fiscal 2007 in recognition of their promotions, and all of the named executive officers received subsequent grants of B, C and D Common Units during the fourth quarter of fiscal 2008. All of the B, C and D Units that had been unvested became vested during fiscal 2011 concurrently with the creation of a new pool of Class F Common Units. In June 2011, the F Units were issued to management employees, including the named executive officers. As of December 15, 2012, all of the F Units issued to the named executive officers were vested. The earned equity program was designed to motivate management to achieve financial results that would enhance the valuation of the Company upon a sale of the Company or other liquidity event. Pursuant to the terms of NMH Investment’s limited liability company agreement, holders of the Class B, C, D and F Units would receive distributions representing 10% of the total increase in common equity value upon a sale or other liquidity event involving NMH Investment.

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

In connection with his promotion to Chief Executive Officer of the Company, NMH Investment has authorized the issuance of 100,000 Class F Units and 100,000 Class H Units to Mr. Nardella.

If an executive’s employment is terminated, NMH Investment may repurchase the executive’s B, C, D and F Units, and all unvested Class H Units will be forfeited (or Class G Units, as applicable). Class B, C, D and F Units that are already vested would be purchased for fair market value, except in the case of a termination for cause. In the case of a termination for cause, the Units would be purchased at cost (or forfeited with no payment, in the case of the F Units and H Units, or Class G Units, as applicable). If an executive officer’s employment is terminated due to death, disability or retirement prior to the earlier of (i) an initial public offering by or involving NMH Investment or any of its subsidiaries or (ii) a sale of the Company, the named executive officer and each of his or her permitted transferees (collectively, the “NEO group”) has the right, subject to certain limitations, for 45 days following the six month anniversary of his or her termination, to sell to NMH Investment, on one occasion, a number of Class F Common Units equal to a specified percentage (the “specified percentage”) of the total number of Class F Common Units held by the NEO group, at a purchase price equal to fair market value (the “put right”). In order to exercise this put right, the NEO group will also be required to simultaneously sell to NMH Investment a number of Class B, C and D Common Units equal to the specified percentage of the total number of such Class B, C and D Common Units held by the NEO group. The specified percentages for each of the named executive officers are as follows: Mr. Murphy, 38.15%; Mr. Nardella, 52.23%; Mr. Holler, 65.29%; Mr. Petersen, 59.37%; Ms. DeRenzo, 75.26%, and Ms. Federico, 34.61%.

Deferred Compensation. Under the National Mentor Holdings, LLC Executive Deferred Compensation Plan, the named executive officers receive an allocation to their account based on a percentage of base salary, as follows: Mr. Murphy, 13%; Mr. Nardella, 12%; Mr. Holler, 11%; and Mr. Petersen, Ms. DeRenzo and Ms. Federico, 9%. These allocations are made as of the end of the plan year, December 31, for service rendered during the prior fiscal year. The balances earn a return, which for plan years 2013, 2012 and 2011, was a fixed rate of 6%. The plan is an unfunded, nonqualified deferred compensation arrangement, which provides deferred compensation to the executive officers. We may make additional discretionary allocations to the plan, although we did not do so in fiscal 2013. A participant’s account balance is 100% vested and non-forfeitable and will be distributed to a participant following his or her retirement or termination from the Company, disability or death, or at the Company’s direction under certain circumstances. In connection with Mr. Nardella’s promotion, the percentage of base salary allocated to Mr. Nardella as of January 1, 2014 will be increased to 13%.

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

Severance and Change-in-Control Benefits. As part of the Merger, the Company entered into an amended and restated employment agreement with Mr. Murphy, which was further amended on December 16. 2013, effective as of January 1, 2014, and entered into severance agreements with each of the other named executive officers who were employed by the Company at that time. Ms. Federico entered into a severance agreement when she joined the Company in December 2008. Each of these agreements provides for severance benefits to be paid to the named executive officer if the Company terminates his or her employment without “cause” or he or she resigns for “good reason”, each as defined in the applicable agreement. See “— Severance Agreements”. Mr. Nardella’s severance agreement will be superseded effective as of January 1, 2014, by his employment agreement with the Company.

If any of the named executive officers terminates employment, for any reason other than by the Company for cause, he or she would be entitled to receive fair market value for his or her vested B, C, D and F units. Under each executive officer’s management unit subscription agreement, NMH Investment has the right to repurchase the units upon termination of employment. Fair market value is as determined in good faith by the management committee of NMH Investment (valuing the Company and its subsidiaries as a going concern, disregarding any discount for minority interest or marketability of the units).

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

Other Benefits. The named executive officers are entitled to participate in group health and welfare benefits on the same basis as all regular, full-time employees. These benefits include medical, dental, vision care, flexible spending accounts, term life insurance, short-term and long-term disability insurance and other benefits. In addition, all employees, including the executive officers, have the option of purchasing supplemental group term life insurance for themselves as well as coverage for their spouses and dependent children. Executive officers may also elect to receive Company-paid parking and supplemental disability insurance and long-term care insurance, with the premiums, plus gross-up for tax liability, paid for by the Company.

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

Respectfully submitted,

Chris A. Durbin (Chairman) James L. Elrod Jr. Guy Sansone

Fiscal 2013 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)(a)	Bonus ($)(b)	Equity Awards ($)(c)	Non-Equity Incentive Plan Compensation ($)(d)	Nonqualified Deferred Compensation Earnings ($)(e)	All Other Compensation ($)(f)	Total ($)
Edward M. Murphy	2013	461,923	—	—	470,858	12,577	82,269	1,027,627
Chief Executive Officer	2012	350,000	—	—	335,760	11,217	68,092	765,068
	2011	350,000	175,000	715,270	302,406	4,585	112,526	1,659,787
Bruce F. Nardella	2013	375,250	—	—	282,515	61,289	57,354	776,408
President and Chief	2012	302,500	—	—	217,644	47,829	48,097	616,070
Operating Officer	2011	302,500	150,000	464,730	196,025	3,204	77,535	1,193,994
Denis M. Holler	2013	322,308	—	—	157,737	65,449	47,613	593,107
Chief Financial Officer	2012	285,000	—	—	136,702	73,353	43,318	538,373
and Treasurer	2011	280,962	135,000	362,730	123,123	3,110	72,653	977,578
David M. Petersen	2013	305,417	—	—	194,635	15,720	40,667	556,439
President, Redwood	2012	270,000	—	—	149,041	17,192	36,600	472,833
Operating Group	2011	265,833	112,000	321,076	116,643	3,096	59,157	877,805
Linda DeRenzo	2013	276,115	—	—	137,635	5,225	35,794	454,770
Chief	2012	250,000	—	—	129,914	4,042	33,351	417,307
Legal Officer	2011	243,942	108,500	244,809	108,003	1,880	73,517	780,651
Kathleen P. Federico	2013	267,308	—	—	135,221	36,151	34,979	473,659
Chief Human Resources Officer

(a)	Includes individual’s pre-tax contributions to health plans and contributions to retirement plans.
(b)	During fiscal 2011, all the named executive officers received discretionary recognition bonuses, and Ms. DeRenzo received an additional $8,500 bonus as part of a retroactive salary adjustment.
(c)	Figures represent respective grant date fair value of the Class H Common Units and Class F Common Units awarded during fiscal 2012 and fiscal 2011, respectively, under the NMH Investment, LLC Amended and Restated 2006 Unit Plan (as amended) in accordance with Accounting Standards Codification Topic 718 (ASC 718, formerly FAS 123R). Please refer to Note 19 in the Notes to Consolidated Financial Statements for the relevant assumptions used to determine the compensation expense of our equity awards. The figures in this column also represent the value of the Class H Common Unit awards at the grant date assuming that the highest level of performance conditions will be achieved, in accordance with an analysis performed as of September 30, 2012.
(d)	Represents cash bonuses under The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan.
(e)	Represents earnings in excess of the applicable federal long-term rate under the Executive Deferred Compensation Plan and the Executive Deferral Plan.

(f)	Includes Company contributions to the Executive Deferred Compensation Plan and the Company match on executive contributions to the 401(k) plan and Executive Deferral Plan, which has been estimated for fiscal 2013 in advance of the actual determination. The fiscal 2012 and 2011 amounts in this column were estimated at the time and have not been restated, as any differences were immaterial. Also included are Company paid parking, tax gross-ups for Company paid parking, imputed income on group term life insurance premiums and Company contributions for supplemental disability insurance and long-term care insurance premiums available to the executive officers. For fiscal 2013, the components of All Other Compensation were as follows:

	Company Contributions to Executive Deferred Compensation Plan ($)	Company Match on Contributions to 401(k) and Executive Deferral Plan ($)	Company Paid Parking ($)	Gross-ups ($)	Group Term Life Insurance ($)	Supplemental Disability Insurance ($)	Long-Term Care Insurance ($)
Edward M. Murphy	60,125	3,806	1,320	614	3,038	5,563	7,803
Bruce F. Nardella	45,075	3,806	1,320	614	1,642	2,313	2,583
Denis M. Holler	35,475	3,806	1,320	614	1,386	2,565	2,446
David M. Petersen	27,675	3,806	—	—	2,360	3,652	3,174
Linda DeRenzo	24,863	3,806	1,320	614	617	2,162	2,412
Kathleen P. Federico	24,075	3,806	1,320	614	590	2,162	2,412

Grants of Plan-Based Awards in Fiscal 2013

Estimated Possible Payouts Under Non-Equity Incentive Plan

Name	Threshold(a) ($)	Target(a) ($)	Maximum(a) ($)
Edward M. Murphy	250,000	500,000	750,000
Bruce F. Nardella	150,000	300,000	450,000
Denis M. Holler	83,750	167,500	251,250
David M. Petersen	80,000	160,000	240,000
Linda DeRenzo	71,250	142,500	213,750
Kathleen P. Federico	70,000	140,000	210,000

(a)	Amounts represent potential payouts relating to fiscal 2013 under The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, based on percentages of base salary as in effect at September 30, 2013. For a description of the plan, see “Compensation Discussion and Analysis — Annual Incentive Compensation”.

Outstanding Equity Awards at Fiscal 2013 Year-End

Shares and stock options are not included in this table because none were issued during the fiscal year and none were outstanding at fiscal year-end.

	Equity Incentive Plan Awards
Name	Number and Class of Earned Units Not Vested (#)	Payout Value of Earned Units Not Vested ($)(g)	Number and Class of Unearned Units Not Vested (#)	Payout Value of Unearned Units Not Vested ($)(g)
Edward M. Murphy	664.13 B Common Units(a)	345.35
	696.90 C Common Units(a)	348.45
	26,095.96 D Common Units(a)	12,526.06
	6,737.50 B Common Units(b)	3,503.50
	7,070.00 C Common Units(b)	3,535.00
	7,490.00 D Common Units(b)	3,595.20
	701,245.51 F Common Units(c)	329,585.39
			200,000 H Common Units(d)	—
Bruce F. Nardella	664.13 B Common Units(a)	345.35
	696.90 C Common Units(a)	348.45
	21,723.95 D Common Units(a)	10,427.50
	962.50 B Common Units(e)	500.50
	1,010.00 C Common Units(e)	505.00
	1,070.00 D Common Units(e)	513.60
	5,775.00 B Common Units(b)	3,003.00
	6,060.00 C Common Units(b)	3,030.00
	6,420.00 D Common Units(b)	3,081.60
	455,617.52 F Common Units(c)	214,140.23
			150,000 H Common Units(d)	—
Denis M. Holler	664.13 B Common Units(a)	345.35
	696.90 C Common Units(a)	348.45
	21,723.95 D Common Units(a)	10,427.50
	481.25 B Common Units(e)	250.25
	505.00 C Common Units(e)	252.50
	535.00 D Common Units(e)	256.80
	6,256.25 B Common Units(b)	3,253.25
	6,565.00 C Common Units(b)	3,282.50
	6,955.00 D Common Units(b)	3,338.40
	355,617.52 F Common Units(c)	167,140.23
			150,000 H Common Units(d)	—
David M. Petersen	664.13 B Common Units(a)	345.35
	696.90 C Common Units(a)	348.45
	15,603.14 D Common Units(a)	7,489.51
	5,775.00 B Common Units(b)	3,003.00
	6,060.00 C Common Units(b)	3,030.00
	6,420.00 D Common Units(b)	3,081.60
	314,780.83 F Common Units(c)	147,946.99
			100,000 H Common Units(d)	—
Linda DeRenzo	664.13 B Common Units(a)	345.35
	696.90 C Common Units(a)	348.45
	13,854.33 D Common Units(a)	6,650.08
	6,256.25 B Common Units(b)	3,253.25
	6,565.00 C Common Units(b)	3,282.50
	6,955.00 D Common Units(b)	3,338.40
	240,008.39 F Common Units(c)	112,803.94
			100,000 H Common Units(d)	—
Kathleen P. Federico	4,990.33 B Common Units(f)	2,594.97
	5,236.60 C Common Units(f)	2,618.30
	5,547.68 D Common Units(f)	2,662.89
	259,225.39 F Common Units(c)	121,835.93
			100,000 H Common Units(d)	—

(a)	Granted on August 22, 2008 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units fully vested on May 10, 2011. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under the column for equity incentive plan awards that have been earned but have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.

(b)	Granted on January 12, 2007 in connection with the initial compensatory grants under the NMH Investment, LLC 2006 Unit Plan. The units fully vested on May 10, 2011. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under the column for equity incentive plan awards that have been earned but have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(c)	Granted on June 15, 2011, in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units were 75% vested upon grant date, and the remaining 25% vested on December 15, 2012. Because payment of the value of the F Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under the column for equity incentive plan awards that have been earned but have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”. The F Common Units are subject to a put right of the named executive officers, as described under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(d)	Granted on September 20, 2012 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units will vest if and to the extent that the multiple of investment received by Vestar and its affiliates meets or exceeds 1.5. Because payment of the value of the H Common Units is deferred until the occurrence of a specified liquidity threshold, we have included all such awards under the column for equity incentive plan awards that have not been earned and have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(e)	Granted on August 14, 2007 under the NMH Investment, LLC 2006 Unit Plan, as amended, in recognition of the named executive officer’s promotion. The units fully vested on May 10, 2011, to the extent not already vested. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under the column for equity incentive plan awards that have been earned but have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(f)	Granted on April 7, 2009 in connection with compensatory grants under the NMH Investment, LLC 2006 Unit Plan, as amended. The units fully vested on May 10, 2011, to the extent not already vested. Because payment of the value of the B, C and D Common Units is deferred until termination of a recipient’s employment with the Company or the occurrence of a liquidity event, we have included all such awards under the column for equity incentive plan awards that have been earned but have not vested. Vesting is explained in more detail above, under “Compensation Discussion and Analysis — Equity-Based Compensation”.
(g)	Payout value represents fair market value determined as of fiscal year-end, which has been determined to be $0.52 per Common B Unit, $0.50 per Common C Unit, $0.48 per Common D Unit, $0.47 per Common F Unit and $0.0 per Common H Unit. For purposes of calculating fair market value, we assumed hypothetical transaction costs in a change in control of the Company.

Option Exercises and Stock Vested

No options were issued, outstanding or exercised during fiscal 2013. For purposes of this disclosure item, certain of the units vested during fiscal 2013 such that if the named executive officer terminated his or her employment voluntarily during fiscal 2013 and NMH Investment had elected to repurchase his or her units, it would have been required to repurchase them at fair market value. The units that vested in fiscal 2013 are set forth in the table below.

Name	Number of F Common Units Acquired on Vesting
Edward M. Murphy	175,311.38
Bruce F. Nardella	113,904.38
Denis M. Holler	88,904.38
David M. Petersen	78,695.21
Linda DeRenzo	60,002.10
Kathleen P. Federico	6,486.35

Pension Benefits

The Company has no pension plans.

Fiscal 2013 Nonqualified Deferred Compensation

Name	Executive Contributions in Last Fiscal Year ($)(a)(b)	Company Contributions in Last Fiscal Year ($)(b)(c)	Aggregate Earnings in Last Fiscal Year ($)(b)(d)	Aggregate Withdrawals/ Distributions ($)(e)	Aggregate Balance at Last Fiscal Year End ($)(f)
Edward M. Murphy	13,771	63,931	27,268	—	535,367
Bruce F. Nardella	51,750	48,881	81,011	2,750	701,681
Denis M. Holler	8,400	39,281	94,732	31	930,256
David M. Petersen	37,260	31,481	28,552	8,800	451,747
Linda DeRenzo	5,509	28,669	11,231	4,720	223,320
Kathleen P. Federico	27,580	27,881	45,409	1,900	326,083

(a)	Represents amounts contributed to the Executive Deferral Plan during fiscal 2013. The Executive Deferral Plan is available to highly compensated employees to supplement the 401(k) plan. For details about the plan, see “Compensation Discussion and Analysis — Deferred Compensation”, above.

(b)	All of the amounts reported under “Executive Contributions in Last Fiscal Year” and “Company Contributions in Last Fiscal Year” are reported as compensation for fiscal 2013 in the Summary Compensation Table. Under “Aggregate Earnings in Last Fiscal Year”, the following amounts are reported as compensation in the Summary Compensation Table that were in excess of the applicable federal long-term rate are as follows:

Edward M. Murphy	$12,577
Bruce F. Nardella	61,289
Denis M. Holler	65,449
David M. Petersen	15,720
Linda DeRenzo	5,225
Kathleen P. Federico	36,151

(c)	Represents Company match (up to 1.5% of base salary) on executive contributions to the Executive Deferral Plan, plus Company contributions to the Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement to provide deferred compensation to executive officers. For details about both these plans, see “Compensation Discussion and Analysis — Deferred Compensation” above.
(d)	Represents the 6% return credited to the participant’s account in the Executive Deferred Compensation Plan for balances in fiscal 2013, plus the executives’ respective returns for amounts invested in the Executive Deferral Plan.
(e)	Represents amounts withdrawn from the Executive Deferral Plan and deposited into the executive’s respective 401(k) account in accordance with IRS rules.
(f)	Represents aggregate balances in Executive Deferral Plan and Executive Deferred Compensation Plan for each executive as of fiscal year-end. Of the amounts in this column, the following amounts have been reported as compensation in the Summary Compensation Table for fiscal 2013, fiscal 2012 and fiscal 2011.

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Edward M. Murphy	$63,931	$49,231	$94,675
Bruce F. Nardella	48,881	40,031	69,831
Denis M. Holler	39,281	35,081	64,358
David M. Petersen	31,481	28,031	50,625
Linda DeRenzo	28,669	26,231	66,725
Kathleen P. Federico	27,881	N/A	N/A

Severance Agreements

Mr. Murphy entered into an amended and restated employment agreement at the time of the Merger, which was amended in 2009 (for compliance with Section 409A under the Internal Revenue Code) and further amended and restated on December 16, 2013, effective as of January 1, 2014, to reflect his resignation as Chief Executive Officer and his election to Executive Chair of the board of directors of the Company (the “Amended and Restated Employment Agreement”). The initial term of the further Amended and Restated Employment Agreement is one year, after which the agreement renews automatically each year for a one-year term, unless terminated earlier by the parties. The Amended and Restated Employment Agreement provides for a base salary of $400,000 per year, subject to review and adjustment from time to time, with an annual bonus from the incentive compensation plan equal to no less than Mr. Murphy’s base salary if the Company reaches certain yearly determined performance objectives. Under the terms of the agreement, if Mr. Murphy is terminated by the Company without “cause” or Mr. Murphy resigns with “good reason”, the Company is obligated to continue to pay him his base salary and targeted incentive compensation for two years following the date of such termination, as well as a pro rata incentive compensation amount for the year in which such termination occurs. The definition of “cause” includes the commission of fraud or embezzlement, an indictment or conviction for a felony or a crime involving moral turpitude, willful misconduct, violation of any material written policy of the Company, material neglect of duties, failure to comply with reasonable Board directives and material breach of any agreement with the Company or its securityholders or affiliates. The definition of “good reason” includes a material change in title, duties and responsibilities, a reduction in Mr. Murphy’s annual base salary or annual bonus opportunity (subject to certain exclusions), a material breach by the Company of the amended and restated employment agreement, and relocation of Mr. Murphy’s principal place of work from its current location to a location that is beyond a 50-mile radius of such location.

The Amended and Restated Employment Agreement contains provisions pursuant to which Mr. Murphy has agreed not to disclose our confidential information. Mr. Murphy has also agreed not to solicit our employees or contractors, nor compete with us for a period of two years after his employment with us has been terminated.

Messrs. Holler, Nardella and Petersen and Ms. DeRenzo entered severance agreements with us at the time of the Merger, and Ms. Federico entered into the same form of severance agreement upon her hire in December 2008. These agreements were amended and restated during the first quarter of fiscal 2009 for compliance with Section 409A under the Internal Revenue Code. Pursuant to these agreements, in the event that the employment of any such employees is terminated by the Company without “cause” or the named executive officer resigns with “good reason”, they will be entitled to (i) the payment of an aggregate amount equal to their base salary for one year, (ii) the payment of an amount equal to their annual cash bonuses earned in the year prior to their termination and (iii) continued coverage under our health, medical and welfare benefit plans for a period of one year from the date of termination. “Cause” and “good reason” are defined as such terms are defined in Mr. Murphy’s Amended and Restated Employment Agreement. The severance agreements also contain provisions pursuant to which the executive officer agrees not to disclose our confidential information, solicit our employees or contractors or compete with us for a period of one year after his or her employment with us has been terminated.

On December 16, 2013, the Company entered into an employment agreement with Bruce Nardella, effective as of January 1, 2014, in connection with his promotion to Chief Executive Officer of the Company. The employment agreement has an initial term of three years, after which the agreement renews automatically each year for a one-year term, unless terminated earlier by the parties. The employment agreement provides for a base salary of $500,000 per year, subject to review and adjustment from time to time, with an annual bonus from the incentive compensation plan equal to no less than Mr. Nardella’s base salary if the Company reaches certain yearly determined performance objectives. Under the terms of the agreement, if Mr. Nardella is terminated by the Company without “cause” or Mr. Nardella resigns with “good reason”, the Company is obligated to continue to pay him his base salary and targeted incentive compensation for two years following the date of such termination, as well as a pro rata incentive compensation amount for the year in which such termination occurs. The definition of “cause” includes the commission of fraud or embezzlement, an indictment or conviction for a felony or a crime involving moral turpitude, willful misconduct, violation of any material written policy of the Company, material neglect of duties, failure to comply with reasonable Board directives and material breach of any agreement with the Company or its securityholders or affiliates. The definition of “good reason” includes a material change in title, duties and responsibilities, a material reduction in Mr. Nardella’s annual base salary or annual bonus opportunity (subject to certain exclusions), a material breach by the Company of the amended and restated employment agreement, and relocation of Mr. Nardella’s principal place of work from its current location to a location that is beyond a 50-mile radius of such location.

Mr. Nardella’s severance agreement will be superseded effective as of January 1, 2014 by his employment agreement.

Estimated Severance and Change-in-Control Payments

Mr. Murphy’s amended and restated employment agreement and the severance agreements of the other named executive officers provide for severance benefits in the event of termination under certain circumstances. The following table shows the amount of potential severance benefits for the named executive officers pursuant to their employment or severance arrangements, assuming the named executive officer was terminated under circumstances qualifying for the benefits and that termination occurred as of September 30, 2013, our fiscal year-end. The table also shows the estimated present value of continuing coverage for the benefits and the amount that would be paid for the repurchase of the B, C, D and F Common Units in NMH Investment, assuming a termination without cause.

Name	Salary ($)(a)	Bonus ($)(b)	Repurchase of Restricted B, C, D and F Common Units ($)(c)	Value of Continued Benefits ($)(d)	Total ($)
Edward M. Murphy	1,000,000	1,000,000	353,439	65,460	2,418,899
Bruce F. Nardella	400,000	282,515	235,895	21,566	939,976
Denis M. Holler	335,000	157,737	188,895	26,768	708,400
David M. Petersen	320,000	194,635	165,245	23,512	703,392
Linda DeRenzo	285,000	137,635	130,022	5,389	558,046
Kathleen P. Federico	280,000	135,221	129,712	5,155	550,088

(a)	Under Mr. Murphy’s employment agreement, salary would continue for two years. For each of the other named executive officers, salary would have continued for one year upon a termination as of September 30, 2013. These amounts would be payable over time in accordance with the Company’s regular payroll practices. Effective as of January 1, 2014, under Mr. Nardella’s employment agreement, Mr. Nardella’s salary would continue for two years.
(b)	Mr. Murphy would receive an amount equal to his target annual bonus of 100 percent of base salary under the incentive compensation plan for two years after termination. Each of the other named executive officers would have received an amount equal to the actual annual bonus for the prior fiscal year upon a termination as of September 30, 2013. Effective as of January 1, 2014, under Mr. Murphy’s further amended and restated employment agreement, Mr. Murphy would receive base salary plus an amount equal to his target bonus of 100% of his salary under the incentive compensation plan for two years after termination. Effective January 1, 2014, under Mr. Nardella’s employment agreement, Mr. Nardella would receive base salary plus an amount equal to his target bonus of 100% of his salary under the incentive compensation plan for two years after termination. These amounts would be payable over time in accordance with the Company’s regular payroll practices.

(c)	Represents the amount the executive officer would receive for the B, C, D and F Common Units, including the original purchase price. The units may be repurchased upon the executive officer’s termination. Assuming a termination without cause on September 30, 2013, the named executive officers would receive fair market value determined as of year-end to be $0.52 per Common B Unit, $0.50 per Common C Unit, $0.48 per Common D Unit, $0.47 per Common F Unit. For all of the B Common Units, C Common Units, D Common Units and F Common Units, as set forth below:

	Number of B Common Units Purchased at Fair Market Value	Number of C Common Units Purchased at Fair Market Value	Number of D Common Units Purchased at Fair Market Value	Number of F Common Units Purchased at Fair Market Value
Edward M. Murphy	7,402	7,767	33,586	701,246
Bruce F. Nardella	7,402	7,767	29,214	455,618
Denis M. Holler	7,402	7,767	29,214	355,618
David M. Petersen	6,439	6,757	22,023	314,781
Linda DeRenzo	6,920	7,262	20,809	240,008
Kathleen P. Federico	4,990	5,237	5,548	259,225

For purposes of calculating fair market value, we assumed hypothetical transaction costs assuming a change in control of the Company. The purchase price may be paid in the form of a promissory note at the discretion of NMH Investment.

(d)	Mr. Murphy would continue to participate in health and welfare benefit plans at the Company’s expense for two years. All other named executive officers would participate in the health and welfare benefit plans for one year. Amounts are estimated based on the respective named executive officer’s current benefit elections. Effective as of January 1, 2014, Messrs. Murphy and Nardella will be permitted to participate in the health and welfare benefit plans at their own expense.

Neither Mr. Murphy’s employment agreement nor the named executive officer’s severance agreements contain provisions for payments upon a change of control of the Company. However, assuming a change of control occurred at September 30, 2013, the Company’s fiscal year-end, under the governing documents, all of the H Common Units would vest. The payout based on estimated fair market value of each named executive officer’s B, C, D, F and H Common Units, as of September 30, 2013, would be as set forth in the following table.

Name	B Common Units ($)	C Common Units ($)	D Common Units ($)	F Common Units ($)	H Common Units ($)	Total ($)
Edward M. Murphy	3,849	3,883	16,121	329,586	—	353,439
Bruce F. Nardella	3,849	3,883	14,023	214,140	—	235,895
Denis M. Holler	3,849	3,883	14,023	167,140	—	188,895
David M. Petersen	3,348	3,379	10,571	147,947	—	165,245
Linda DeRenzo	3,599	3,631	9,988	112,804	—	130,022
Kathleen P. Federico	2,595	2,618	2,663	121,836	—	129,712

For purposes of calculating fair market value, we assumed hypothetical transaction costs assuming a change in control of the Company. As of fiscal year-end the fair market value has been determined to be $0.52 per Common B Unit, $0.50 per Common C Unit, $0.48 per Common D Unit, $0.47 per Common F Unit and $0.00 per H Common Unit. The purchase price may be paid in the form of a promissory note at the discretion of NMH Investment.

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

Name	Fees Earned or Paid in Cash ($)		Equity Awards ($)(e)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Gregory T. Torres	100,000	(a)	—	7,330	(b)	396	(c)	107,726
Pamela F. Lenehan	30,000	(d)	—	—		—		30,000
Guy Sansone	25,000	(d)	—	—		—		25,000

(a)	Mr. Torres is paid a salary of $100,000 per year in accordance with his amended and restated employment agreement. Pursuant to the terms of the Termination Agreement dated December 16, 2013, by and between Gregory T. Torres and the Company, the Company has agreed to make a donation in the amount of $100,000 to Mass INC. Effective as of January 1, 2014, Mr. Torres will receive a fee of $5,000 for each meeting of the Board of Directors attended in person and a fee of $1,000 for each meeting attended by phone.
(b)	Represents earnings in excess of the applicable federal long-term rate. Mr. Torres continues to accrue interest on amounts credited to him in the Executive Deferred Compensation Plan during his service as the Company’s President and Chief Executive Officer.
(c)	Represents imputed income for payment of premiums for group term life insurance.
(d)	Ms. Lenehan and Mr. Sansone received a fee of $5,000 for each meeting of the Board of Directors attended in person and a fee of $1,000 for each meeting attended by phone and each committee meeting attended.
(e)	At September 30, 2013, the last day of our fiscal year, Ms. Lenehan held 3,188.00 E Common Units and Mr. Sansone held 3,187.00 E Common Units.

Compensation Committee Interlocks and Insider Participation

Messrs. Durbin, Elrod and Sansone are the members of the Company’s Compensation Committee, and none of them is or has been an officer or employee of the Company. Messrs. Durbin and Elrod are managing directors of Vestar, which controls the Company. For a description of the transactions between the Company and Vestar, see Item 13, “Certain Relationships and Related Transactions, and Director Independence”. Apart from these relationships, no member of the Compensation Committee has any relationship that would be required to be reported under Item 404 of Regulation S-K. No member of the Compensation Committee serves or served during the fiscal year as a member of the board of directors or compensation committee of a company that has one or more executive officers serving as a member of the Company’s Board of Directors or Compensation Committee.

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

Beneficial ownership has been determined as of December 1, 2013 in accordance with the relevant rules and regulations promulgated under the Exchange Act.

Name and Address of Beneficial Owner	Number of Class A Units(1)(2)	Percent of Class A Units
Vestar Capital Partners V, L.P.(3)	6,918,627	94.12%
Gregory T. Torres	25,000	*
Edward M. Murphy	130,000	1.8%
Bruce F. Nardella	30,000	*
Denis M. Holler	40,169	*
David M. Petersen	31,200	*
Linda DeRenzo	20,000	*
Kathleen Federico	3,450	*
Chris A. Durbin(4)	—	—
James L. Elrod, Jr.(4)	—	—
Pamela F. Lenehan	2,750	*
Kevin A. Mundt(4)	—	—
Guy Sansone	—	—
All directors and executive officers (15 persons)	303,069	4.1%

*	Less than 1.0%.
(1)	In addition, certain executive officers own non-voting Preferred Units, Class B Units, Class C Units, Class D Units, Class F Units, and/or Class G Units or Class H Units, Ms. Lenehan owns non-voting Preferred Units and Class E Units, and Mr. Sansone owns Class E Units which are not reflected in the table above. See “Certain Relationships and Related Party Transactions — Management Unit Subscription Agreements” and “— Director Unit Subscription Agreement” for additional information.
(2)	The Preferred Units and 30% of Class A Common Units held by the management investors were vested with respect to appreciation immediately upon issuance, assuming continued employment with the Company, and the remaining 70% of Class A Common Units vested (or are still vesting) ratably over 49 months. See “Certain Relationships and Related Party Transactions — Management Unit Subscription Agreements” for additional information.
(3)	Includes 6,915,196 Class A Common Units held by Vestar Capital Partners V, L.P. (the “Fund”) and 3,431 Class A Common Units held by Vestar/NMH Investors, LLC. In addition, the Fund owns 1,727,280 Preferred Units and Vestar/NMH Investors, LLC owns 857 Preferred Units, representing approximately 97.5% of the Preferred Units, of NMH Investment. Vestar Associates V, L.P. is the general partner of the Fund, having voting and investment power over membership interests held or controlled by the Fund. Vestar Managers V, Ltd. (“VMV”) is the general partner of Vestar Associates V, L.P. Each of Vestar Associates V, L.P. and VMV disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund. The address of Vestar Capital Partners V, L.P. is 245 Park Avenue, 41st Floor, New York, NY 10167.
(4)	Messrs. Elrod, Mundt and Durbin are Managing Directors of Vestar. Each of Messrs. Elrod, Mundt and Durbin disclaims beneficial ownership of any membership interests in NMH Investment beneficially owned by the Fund, except to the extent of his indirect pecuniary interest therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Limited Liability Company Agreement

Under the Sixth Amended and Restated Limited Liability Company Agreement (as amended, the “Limited Liability Company Agreement”) of NMH Investment, by and among NMH Investment, Vestar, an affiliate of Vestar, the management and director investors and future parties to such agreement, the initial management committee consists of members elected by a plurality vote of the holders of NMH Investment’s Class A Common Units consisting of the designees of Vestar as determined in accordance with the Securityholders Agreement described below and one additional person. The management committee currently has seven members and on January 1, 2014, the size of the management committee will be increased to eight members. Any member of the management committee may be removed at any time by the holders of a majority of the total voting power of the outstanding Class A Common Units. The management committee currently consists of the same individuals as our board of directors.

The management committee manages and controls the business and affairs of NMH Investment and has the power to, among other things, amend the Limited Liability Company Agreement, approve any significant corporate transactions and appoint officers. It can also delegate such authority by agreement or authorization.

The Limited Liability Company Agreement also contains agreements among the parties with respect to the allocation of net income and net loss and the distribution of assets among the holders of the Preferred Units and the Common Units. The value of the Preferred Units accrues over time so that holders of the Preferred Units are entitled to receive a specified rate of return upon distributions by NMH Investment prior to any distributions in respect of the Common Units. On July 5, 2007, NMH Holdings paid a dividend to its parent, NMH Investment, which was used by NMH Investment to pay a return of capital with respect to its Preferred Units. NMH Investment froze the accrual of the Preferred Units as of December 31, 2010, and NMH Investment restarted the accrual of the Preferred Units from July 1, 2013.

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

In the aggregate, the Class B, Class C, Class D and Class F Units represent the right to receive 10.0% of the increase in value of the common equity interests in NMH Investment. The Class G Units will share with the Class A Units the increase in value of the common equity interests in NMH Investment that was formerly allocated solely to the Class A Units. The Class H Units were issued only to certain executive officers and as such their terms are described in “Executive Compensation — Compensation Discussion and Analysis —Equity-Based Compensation”.

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

The Securityholders Agreement was amended on December 16, 2013 to provide that, effective as of January 1, 2014, the management committee or board of directors of NMH Investment and each of its subsidiaries will be composed of up to seven designees of Vestar.

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

Effective as of January 1, 2014, the size of our board will be increased and Bruce F. Nardella will become a member of the board and will join the Company’s Compliance Committee. Also effective as of January 1, 2014, Mr. Torres will remain as a director but will cease to be chairman and an employee of the Company. Effective January 1, 2014, the current Chief Executive Officer, Edward M. Murphy, will become Executive Chair of the Board and will remain a full-time executive of the Company.

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered for us by Deloitte & Touche LLP for the years ended September 30, 2013 and September 30, 2012, were:

	2013	2012
	(In thousands)
Audit fees(1)	$1,190	$1,150
Other audit fees(2)	—	80
Tax fees(3)	33	35

Total fees	$1,223	$1,265

(1)	Audit fees primarily include professional services rendered for the audits of our consolidated financial statements and for our quarterly reviews, as well as, services related to other statutory and regulatory filings.
(2)	Additional audit fees incurred for professional services rendered for the audits of our consolidated financial statements as of and for the year ended September 30, 2012.
(3)	Tax fees primarily include professional services rendered for tax services during the fiscal year indicated.

Preapproval Policies and Procedures

The Audit Committee has preapproved all related fees and services provided by Deloitte & Touche LLP.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements on pages F-1 through F-32 are filed as part of this report.

•	Consolidated Balance Sheets as of September 30, 2013 and 2012;

•	Consolidated Statements of Operations for the years ended September 30, 2013, 2012 and 2011;

•	Consolidated Statements of Comprehensive Loss for the years ended September 30, 2013, 2012 and 2011;

•	Consolidated Statements of Shareholder’s Equity (Deficit) for the years ended September 30, 2013, 2012 and 2011; and

•	Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2012 and 2011.

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
Edward M. Murphy Its: Chief Executive Officer

Date: December 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 18, 2013 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Edward M. Murphy Edward M. Murphy	Chief Executive Officer (principal executive officer) and Director

/s/ Bruce F. Nardella Bruce F. Nardella	President and Chief Operating Officer (principal executive officer)

/s/ Denis M. Holler Denis M. Holler	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)

/s/ Gregory T. Torres Gregory T. Torres	Chairman and Director

/s/ Chris A. Durbin Chris A. Durbin	Director

/s/ James L. Elrod, Jr. James L. Elrod, Jr.	Director

/s/ Pamela F. Lenehan Pamela F. Lenehan	Director

/s/ Kevin A. Mundt Kevin A. Mundt	Director

/s/ Guy Sansone Guy Sansone	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006 (the “S-4”)

3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Filed herewith

3.3	Amendment No. 1 to the By-Laws of National Mentor Holdings, Inc.	Filed herewith

4.1	Indenture, dated as of February 9, 2011, among National Mentor Holdings, Inc., the subsidiary guarantors named therein, and Wells Fargo, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of National Mentor Holdings, Inc. Current Report on Form 8-K filed on February 10, 2011 (the “February 10, 2011 8-K”)

4.2	Form of 12.50% Senior Note due 2018 (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.1

4.3	Supplemental Indenture of REM East, LLC dated August 14, 2012.	Incorporated by reference to Exhibit 4.3 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2012.

4.4	Supplemental Indenture of Illinois Mentor Community Services, LLC dated December 27, 2012.	Incorporated by reference to Exhibit 4.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2012

10.1	Credit Agreement, dated February 9, 2011, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, the several lenders from time to time party thereto and UBS, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of the February 10, 2011 8-K

10.2	Amendment to Credit Agreement, dated October 15, 2012, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, the several lenders from time to time party thereto and UBS, as Administrative Agent.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Current Report on Form 8-K filed on October 17, 2012.

10.3	Guarantee and Security Agreement, dated as of February 9, 2011, among NH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, certain subsidiaries of National Mentor Holdings, Inc., as subsidiary guarantors, and UBS AG, as administrative agent.	Incorporated by reference to Exhibit 10.2 of the February 10, 2011 8-K

10.4	Management Agreement, dated as of February 9, 2011, among National Mentor Holdings, Inc., National Mentor Holdings, LLC, NMH Investment, LLC, NMH Holdings, Inc., NMH Holdings, LLC and Vestar Capital Partners.	Incorporated by reference to Exhibit 10.3 of the February 10, 2011 8-K

10.5*	Amended and Restated Employment Agreement, dated June 29, 2006, between National Mentor Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.5 of the S-4

10.6*	First Amendment to Amended and Restated Employment Agreement dated December 31, 2008 between National Mentor Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.2 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2008 (the “December 2008 10-Q”)

Exhibit No.	Description

10.7*	Amended and Restated Employment Agreement dated December 30, 2008, between National Mentor Holdings, Inc. and Edward Murphy.	Incorporated by reference to Exhibit 10.3 of the December 2008 10-Q

10.8*	Form of Amended and Restated Severance and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.1 of the December 2008 10-Q

10.9*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Third Amendment and Restatement Adopted Effective as of December 4, 2009.	Incorporated by reference to Exhibit 10.11 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2009 (the “2009 10-K”)

10.10*	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Fourth Amendment and Restatement Adopted December 27, 2011, Effective as of January 1, 2011	Incorporated by reference to Exhibit 10.8.1 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2011 (the “2011 10-K”)

10.11*	National Mentor Holdings, LLC Executive Deferral Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Incorporated by reference to Exhibit 10.13 of the 2009 10-K

10.12*	The MENTOR Network Incentive Compensation Plan effective March 4, 2011.	Incorporated by reference to Exhibit 10.5 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2011 (the “March 2011 10-Q”)

10.13*	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Second Amendment and Restatement, effective October 1, 2011.	Incorporated by reference to Exhibit 10.2 of the 2011 10-K

10.14*	NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.17 of National Mentor Holdings, Inc. Form S-4/A Amendment No. 1 to the Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the “S-4/A”)

10.15*	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended the June 30, 2008

10.16*	Second Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.6 of the March 2011 10-Q

10.17*	Third Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended the June 30, 2012 (the “June 2012 10-Q”)

10.18*	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A

10.19*	Form of Amendment to Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.19 of the 2009 10-K

10.20*	Form of Management Unit Subscription Agreement (Series 1 Class F Common Units)	Incorporated by reference to Exhibit 10.7 of the March 2011 10-Q

10.21*	Form of Management Unit Subscription Agreement (Class G Common Units).	Incorporated by reference to Exhibit 10.2 of the June 2012 10-Q

10.22*	Form of Management Unit Subscription Agreement (Class H Common Units).	Incorporated by reference to Exhibit 10.3 of the June 2012 10-Q

10.23*	Form of Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.13 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2008

10.24*	Form of Amendment to Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.21 of the 2009 10-K

Exhibit No.	Description

10.25*	Form of Indemnification Agreement.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Current Report on Form 8-K filed on December 10, 2008

10.26*	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Third Amendment and Restatement dated December 20, 2012 and effective October 1, 2012.	Incorporated by reference to Exhibit 10.26 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2012

10.27	Incremental Amendment No. 1 dated as of February 4, 2013, by and among National Mentor Holdings, Inc., NMH Holdings, LLC and the subsidiary guarantor party thereto and UBS AG, Stanford Branch, as administrative agent, and UBS Loan Finance LLC, as Swingline Lender	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 8-K filed February 4, 2013

10.28*	Termination of Amended and Restated Employment Agreement, effective as of January 1, 2014, by and between Gregory Torres and National Mentor Holdings, Inc.	Filed herewith

10.29*	Second Amended and Restated Employment Agreement, effective as of January 1, 2014 by and between Edward M. Murphy and National Mentor Holdings, Inc.	Filed herewith

10.30*	Employment Agreement, effective as of January 1, 2014, by and between Bruce F. Nardella and National Holdings, Inc.	Filed herewith

10.31*	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Fourth Amendment and Restatement dated December 16, 2013 and effective October 1, 2013.	Filed herewith

21	Subsidiaries.	Filed herewith

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal executive officer.	Filed herewith

31.3	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files	Filed herewith

*	Management contract or compensatory plan or arrangement.

National Mentor Holdings, Inc.

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee of

National Mentor Holdings, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of National Mentor Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholder’s equity (deficit), and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Mentor Holdings, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

December 18, 2013

National Mentor Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$19,315	$—
Restricted cash	807	1,134
Accounts receivable, net of allowances of $12,494 and $9,250 at September 30, 2013 and 2012, respectively	144,954	153,991
Deferred tax assets, net	18,424	18,764
Prepaid expenses and other current assets	17,771	20,104

Total current assets	201,271	193,993
Property and equipment, net	153,635	151,548
Intangible assets, net	336,191	372,385
Goodwill	235,623	234,361
Restricted cash	50,000	50,000
Other assets	43,652	42,696

Total assets	$1,020,372	$1,044,983

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$26,568	$33,640
Accrued payroll and related costs	65,340	60,010
Other accrued liabilities	45,066	50,384
Obligations under capital lease, current	430	461
Current portion of long-term debt	5,600	24,300

Total current liabilities	143,004	168,795
Other long-term liabilities	68,936	64,893
Deferred tax liabilities, net	83,235	94,760
Obligations under capital lease, less current portion	6,509	8,384
Long-term debt, less current portion	779,519	752,398
Commitments and contingencies
SHAREHOLDER’S DEFICIT
Common stock, $0.01 par value; 1,000 shares authorized and 100 shares issued and outstanding	—	—
Additional paid-in capital	33,929	33,695
Accumulated other comprehensive loss	(1,880)	(3,358)
Accumulated deficit	(92,880)	(74,584)

Total shareholder’s deficit	(60,831)	(44,247)

Total liabilities and shareholder’s deficit	$1,020,372	$1,044,983

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Operations

(Amounts in thousands)

	Year Ended September 30,
	2013	2012	2011
Net revenue	$1,198,653	$1,123,118	$1,062,773
Cost of revenue (exclusive of depreciation expense shown separately below)	935,143	874,778	823,009
Operating expenses:
General and administrative	146,040	140,221	143,949
Depreciation and amortization	64,146	60,534	61,330

Total operating expenses	210,186	200,755	205,279

Income from operations	53,324	47,585	34,485
Other income (expense):
Management fee of related party	(1,359)	(1,325)	(1,271)
Other income (expense), net	929	2	(142)
Extinguishment of debt	—	—	(19,278)
Gain from available for sale investment security	—	—	3,018
Interest income	137	332	22
Interest income from related party	—	—	684
Interest expense	(78,075)	(79,445)	(61,718)

Loss from continuing operations before income taxes	(25,044)	(32,851)	(44,200)
Benefit for income taxes	(9,472)	(19,172)	(14,683)

Loss from continuing operations	(15,572)	(13,679)	(29,517)
Loss from discontinued operations, net of tax of $1,731, $446 and $2,937	(2,724)	(701)	(4,625)

Net loss	$(18,296)	$(14,380)	$(34,142)

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(Amounts in thousands)

	Year Ended September 30,
	2013	2012	2011
Net loss	$(18,296)	$(14,380)	$(34,142)
Other comprehensive loss (gain), net of tax:
Gain (loss) on derivative instrument classified as cash flow hedge net of tax for the fiscal year ended September 30, 2013, 2012 and 2011 of $1,027, $447 and $(2,727), respectively	1,478	659	(4,017)
Gain on available-for-sale debt securities net of taxes of $(390) for the year ended September 30, 2011	—	—	(575)

Comprehensive loss	$(16,818)	$(13,721)	$(38,734)

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Shareholder’s Equity (Deficit)

(Amounts in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Capital	(Loss) Income	Deficit	(Deficit)
Balance at September 30, 2010	100	$—	$250,620	$575	$(26,062)	$225,133

Other comprehensive loss, net of tax	—	—	—	(4,592)	—	(4,592)
Stock-based compensation	—	—	3,675	—	—	3,675
Dividend to parent	—	—	(221,197)	—	—	(221,197)
Net loss	—	—	—	—	(34,142)	(34,142)

Balance at September 30, 2011	100	$—	$33,098	$(4,017)	$(60,204)	$(31,123)

Other comprehensive income, net of tax	—	—	—	659	—	659
Stock-based compensation	—	—	672	—	—	672
Dividend to parent	—	—	(75)	—	—	(75)
Net loss	—	—	—	—	(14,380)	(14,380)
Balance at September 30, 2012	100	$—	$33,695	$(3,358)	$(74,584)	$(44,247)

Other comprehensive income, net of tax	—	—	—	1,478	—	1,478
Stock-based compensation	—	—	273	—	—	273
Dividend to parent	—	—	(39)	—	—	(39)
Net loss	—	—	—	—	(18,296)	(18,296)

Balance at September 30, 2013	100	$—	$33,929	$(1,880)	$(92,880)	$(60,831)

See accompanying notes.

National Mentor Holdings, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended September 30,
	2013	2012	2011
Operating activities
Net loss	$(18,296)	$(14,380)	$(34,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable allowances	18,286	12,902	11,670
Depreciation and amortization of property and equipment	25,753	24,118	23,306
Amortization of other intangible assets	37,600	36,885	39,755
Amortization of original issue discount and initial purchasers discount	2,946	2,956	1,924
Amortization and write-off (in 2011) of financing costs	2,851	2,395	10,545
Accretion of investment in related party debt securities	—	—	(325)
Stock-based compensation	273	672	3,675
Deferred income taxes	(12,212)	(14,561)	(19,524)
Gain from available for sale investment security	—	—	(3,018)
Loss (gain) on disposal of assets	165	283	(56)
Change in the fair value of contingent consideration	—	—	(2,545)
Non-cash impairment charge	6,344	955	11,893
Non-cash interest income from related party	—	—	(359)
Changes in operating assets and liabilities:
Accounts receivable	(9,249)	(33,092)	(19,424)
Other assets	553	(1,699)	2,928
Accounts payable	(5,930)	5,961	(1,045)
Accrued payroll and related costs	5,330	3,324	6,580
Other accrued liabilities	(2,719)	6,562	(2,009)
Other long-term liabilities	4,043	(4,030)	370

Net cash provided by operating activities	55,738	29,251	30,199
Investing activities
Cash paid for acquisitions, net of cash received	(9,275)	(16,544)	(12,688)
Purchases of property and equipment	(31,901)	(29,995)	(20,878)
Changes in restricted cash	327	(198)	(49,890)
Proceeds from sale of assets	1,472	4,075	914

Net cash used in investing activities	(39,377)	(42,662)	(82,542)
Financing activities
Repayments of long-term debt	(5,525)	(5,300)	(507,114)
Issuance of long term-debt, net of original issue discount	30,000	—	760,767
Proceeds from borrowings under senior revolver	469,400	679,200	30,600
Repayments of borrowings under senior revolver	(488,400)	(660,200)	(30,600)
Repayments of capital lease obligations	(434)	(399)	(244)
Cash paid for contingent consideration	—	—	(4,975)
Dividend to parent	(39)	(75)	(207,855)
Payments of financing costs	(2,048)	(78)	(14,421)

Net cash provided by financing activities	2,954	13,148	26,158
Net increase (decrease) in cash and cash equivalents	19,315	(263)	(26,185)
Cash and cash equivalents at beginning of period	—	263	26,448

Cash and cash equivalents at end of period	$19,315	$—	$263

Supplemental disclosure of cash flow information
Cash paid for interest	$71,670	$73,110	$57,827
Cash paid for income taxes, net	$1,665	$441	$1,601
Supplemental disclosure of non-cash investing activities:
Accrued property, plant and equipment	$919	$2,093	$1,601
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$—	$2,434	$5,302
Dividend to parent	$—	$—	$(13,342)

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 35 states. The Company provides residential services to approximately 12,300 clients, some of whom also receive periodic services. Approximately 16,700 clients receive periodic services from the Company in non-residential settings.

The Company designs customized service plans to meet the unique needs of its clients, which it delivers in home- and community-based settings. Most of the Company’s service plans involve residential support, typically in small group homes, host home settings, or specialized community facilities, designed to improve the clients’ quality of life and to promote their independence and participation in community life. Other services offered include supported living, day and transitional programs, vocational services, case management, family-based and outpatient therapeutic services, post-acute treatment and neurorehabilitation, neurobehavioral rehabilitation and physical, occupational and speech therapies, among others. The Company’s customized service plans offer its clients as well as the payors of these services, an attractive, cost-effective alternative to health and human services provided in large, institutional settings.

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

Financial Instruments

Financial instruments include cash, accounts receivables, variable and fixed rate debt, self-insurance assets and liabilities and accounts payable. The carrying value of these instruments approximates their fair values with the exception of the fixed rate debt.

Concentrations of Credit and Other Risks

Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents, self-insurance receivables and accounts receivable. Cash and cash equivalents are deposited with federally insured commercial banks in the United States, which, at times may exceed federally insured limits. The unlimited coverage by the Federal Deposit Insurance Corporation (“FDIC”) expired on December 31, 2012. Accounts are currently guaranteed by the FDIC up to $250 thousand. The Company has not experienced any losses in such accounts. The Company derives approximately 87% of its revenue from state and local government payors. These entities fund a significant portion of their payments to the Company through federal matching funds, which pass through various state and local government agencies.

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

Cost of Revenue

The Company classifies expenses directly related to providing services as Cost of revenue, except for depreciation and amortization related to cost of revenue, which are shown separately in the consolidated statements of operations. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to independently contracted host-home caregivers (“Mentors”), residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food and medicine and transportation costs for clients requiring services, and professional and general liability expense.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. The Company provides for depreciation using straight-line methods over the estimated useful lives of the related assets. Estimated useful lives for buildings are 30 years. The useful lives for computer hardware and software are three years, the useful lives for furniture and equipment range from three to five years and the useful lives for vehicles are five years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the remaining lease term or seven years. Capital lease assets are depreciated over the lesser of the lease term or the useful life of the asset. Expenditures for maintenance and repairs are charged to operating expenses as incurred. When assets are sold or retired, the corresponding cost and accumulated depreciation are removed from the related accounts and any gain or loss is recorded in the period of the sale or retirement.

Internal Use Software Development Costs

The Company capitalizes certain costs associated with its internally developed software that are incurred subsequent to the preliminary project stage. Specifically, the Company capitalizes the payroll and payroll-related costs of employees who are directly involved with and who devote time to the Company’s software development project and other applicable third-party costs, and amortizes these costs on a straight-line basis over the estimated useful life of the software of three years. Amortization begins when the internal-use software is ready for its intended use.

Internal use software development costs of $1.3 million have been capitalized for the year ended September 30, 2013. The capitalized amounts were included as part of construction in progress on the consolidated balance sheets in Property and equipment. Because the Company believes that the project is not substantially complete and ready for its intended use, no amortization expense has been recorded to date.

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

Goodwill and Indefinite-lived Intangible Assets

The Company reviews costs of purchased businesses in excess of the fair value of net assets acquired (goodwill), and indefinite-lived intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company conducts its annual impairment test for both goodwill and indefinite-lived intangible assets on July 1 of each year.

The Company is required to test goodwill on a reporting unit basis, of which there are two for each of the Company’s operating segments. The Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. The Company has elected to bypass the qualitative assessments for fiscal 2013 and proceed directly to the two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge. Fair values are established using discounted cash flow and comparative market multiple methods.

For its indefinite-lived intangible assets, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. The Company has elected to bypass the qualitative assessments for fiscal 2013 and proceed directly to the quantitative impairment test. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are established using the Relief from Royalty method.

The fair value of a reporting unit is based on discounted estimated future cash flows. The assumptions used to estimate fair value include management’s best estimates of future growth, capital expenditures, discount rates and market conditions over an estimate of the remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of the Company’s goodwill and indefinite-lived intangible assets. If updated estimates indicate that the fair value of goodwill or any indefinite-life intangibles is less than the carrying value of the asset, an impairment charge is recorded in the consolidated statements of operations in the period of the change in estimate.

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

Derivative Financial Instruments

The Company reports derivative financial instruments on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Changes in the fair value of derivatives are recorded each period in current operations or in the consolidated statements of comprehensive income (loss) depending upon whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on the Company’s debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statements of operations. In addition, on a quarterly basis the mark to market valuation is recorded as an adjustment to gain (loss) on derivative instrument within the consolidated statements of comprehensive income (loss). The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in the Company’s consolidated balance sheets.

Available-for-Sale Securities

The Company’s investments in related party marketable debt securities have been classified as available-for-sale securities and, accordingly, are valued at fair value at the end of each reporting period. Unrealized gains and losses arising from such valuation are reported within the Company’s consolidated statements of comprehensive income (loss).

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

Self-Insurance Gross versus Net Presentation

The Company reports its insurance liabilities on a gross basis without giving effect to insurance recoveries. Anticipated insurance recoveries are presented in Prepaid expenses and other current assets and Other assets on the consolidated balance sheets. Self-insured liabilities are presented in Accrued payroll and related costs, Other accrued liabilities and Other long-term liabilities on the Company’s consolidated balance sheets.

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

Discontinued Operations

The Company analyzes its operations that have been divested or classified as held-for-sale to determine if they qualify for discontinued operations accounting. Only operations that qualify as a component of an entity, as defined by the Accounting Standards Codification (“ASC”), can be classified as a discontinued operation. In addition, only components where the cash flows of the component have been or will be eliminated from ongoing operations by the end of the assessment period and where the Company does not have significant continuing involvement with the divested operations would qualify for discontinued operations accounting.

3. Recent Accounting Pronouncements

Presentation of Comprehensive Income — In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of changes in equity. The final standard requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for the Company beginning in the first quarter of fiscal 2013 and was applied retrospectively. Additionally, the FASB issued ASU 2013-02 Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”) in February 2013. Under ASU 2013-02, an entity is required to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. ASU 2013-02 was effective for the Company beginning in the second quarter of fiscal 2013. The adoption of ASU 2011-05 and ASU 2013-02 impacted the presentation of other comprehensive loss as the Company previously presented the components of other comprehensive loss as part of the statement of changes in stockholder’s equity (deficit).

Intangibles — Goodwill and Other — In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, an entity has the option to first assess qualitative factors to determine whether further impairment testing is necessary. Additionally, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the impairment test, and perform the qualitative assessment in any subsequent period. ASU 2011-08 was effective for the Company in fiscal 2013. The adoption of this provision did not impact the consolidated financial statements as the Company has elected to proceed directly to the first step of the impairment test.

Intangibles-Goodwill and Other — In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 amends the guidance in ASC 350, to provide an option to first make a qualitative assessment of whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount before applying the quantitative impairment test. An entity is required to perform the quantitative test only if it determines that it is more likely than not that the fair value of an indefinitely-lived intangible asset is less than its carrying amount. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The adoption of this provision did not impact the consolidated financial statements as the Company has elected to proceed directly to the first step of the impairment test.

Technical Corrections and Improvements — In October 2012, the FASB issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 will not have a material impact to its consolidated financial statements.

4. Business Combinations

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

Fiscal 2013 Acquisitions

During the fiscal year ended September 30, 2013, the Company acquired three companies complementary to its business for total fair value consideration of $9.3 million.

Beyond Abilities. On September 20, 2013, the Company acquired the assets of Beyond Abilities for $4.4 million. Beyond Abilities is located in Wisconsin and provides residential and support services to individuals with cognitive disabilities and challenging behaviors. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.1 million of tangible assets and $3.0 million of intangible assets, which included $1.5 million of agency contracts with a weighted average useful life of twelve years, $0.9 million of non-compete/non-solicit agreement with a useful life of 5 years, and $0.6 million of licenses and permits with a weighted average useful life of 10 years.

Community Links. On August 30, 2013, the Company acquired the assets of Community Links for $4.4 million. Community Links is located in Michigan and provides comprehensive supportive services to adults with traumatic brain injury. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $3.1 million of intangible assets which primarily included $3.0 million of agency contracts with a weighted average useful life of twelve years. The remaining purchase price was allocated to tangible assets.

Carolina Autism. On November 1, 2012, the Company acquired the assets of Carolina Autism for $0.5 million. Carolina Autism is located in South Carolina and provides group home services, behavioral services and related services primarily to individuals diagnosed with autism and pervasive development disorders. As a result of this acquisition, the Company recorded $14 thousand of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.4 million of intangible assets which included $0.2 million of licenses and permits with a weighted average useful life of 10 years, $0.1 million of non-complete/non-solicit agreement with a useful life of five years and $0.1 million of agency contracts with a weighted average useful life of 12 years. The remaining purchase price was allocated to tangible assets.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	Beyond Abilities	Community Links	Carolina Autism	TOTAL
Identifiable intangible assets	$2,984	$3,078	$420	$6,482
Other assets, current and long term	—	16	2	18
Property and equipment	136	46	39	221

Total identifiable net assets	$3,120	$3,140	$461	$6,721
Goodwill	$1,280	$1,260	$14	$2,554

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

Radical Rehab Solutions. On August 31, 2012, the Company acquired the assets of Radical Rehab Solutions, LLC (“Radical Rehab”) for $8.0 million. Radical Rehab is located in Kentucky and provides community-based, post-acute rehabilitation programs for clients with acquired brain injury. As a result of the acquisition, the Company recorded $1.6 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.1 million of tangible assets and $6.3 million of intangible assets which included $5.4 million of agency contracts with a weighted average useful life of twelve years, $0.7 million of licenses and permits with a weighted average useful life of ten years, and $0.2 million of non-compete/non-solicit with a weighted average useful life of five years.

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

New Start Homes. On October 1, 2010, the Company acquired the assets of New Start Homes, Inc. (“New Start Homes”) for total fair value consideration of $0.7 million. New Start Homes is a health facility located in California that provides congregate living inpatient services to mentally alert individuals who have spinal cord injuries, neurological illnesses or injuries or similar conditions and may be ventilator dependent. As a result of the New Start Homes acquisition, the Company recorded $0.2 million of goodwill in the Post-Acute Specialty Rehabilitation segment, which is expected to be deductible for tax purposes. The Company acquired $0.5 million of intangible assets which included $0.3 million in agency contracts with a weighted average useful life of eleven years and $0.2 million in license and permits with a weighted average useful life of ten years.

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

Communicare provides health, rehabilitation and residential services in the state of Florida to individuals with brain injuries, neuromuscular disorders, spinal cord injuries, pulmonary disorders, congenital anomalies, developmental disabilities and similar conditions. The Company recorded $3.8 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment as a result of the Communicare acquisition, which is expected to be deductible for tax purposes. The Company acquired $4.2 million of intangible assets which primarily included $2.0 million of agency contracts with a weighted average useful life of eleven years and $1.6 million of non-compete with an estimated useful life of five years. The remaining purchase price was allocated to tangible assets and liabilities.

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

Pro forma Results of Operations

The unaudited pro forma results of operations provided below for fiscal 2013, 2012 and 2011 are presented as though acquisitions made during fiscal 2013, 2012 and 2011 had occurred at the beginning of the periods presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The Company has determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

(in thousands)	Year Ended September 30, 2013	Year Ended September 30, 2012	Year Ended September 30, 2011
Net revenue	$1,208,808	$1,144,739	$1,075,251
Income from operations	55,591	51,106	36,794

5. Discontinued Operations

FAS Virginia

During fiscal 2013, the Company closed certain Human Services operations in the state of Virginia, Family Advocacy Services, LLC (“FAS Virginia”) and recorded a pre-tax loss of $3.6 million for fiscal 2013. FAS Virginia was included in the Human Services segment and the results of the operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for FAS Virginia for fiscal 2013 included a $3.4 million write-off of intangible assets.

Mentor Rhode Island

During fiscal 2013, the Company adopted a plan to sell its Human Services operations in the state of Rhode Island (“Mentor Rhode Island”). The Company completed the sale in the third quarter of fiscal 2013 and recorded a pre-tax loss of $0.8 million for fiscal 2013. The operations of Mentor Rhode Island are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for fiscal 2013 included a $0.7 million impairment charge related to the write-off of intangible assets.

RCDS

During fiscal 2011, the Company closed its business operations in the state of New York, Rockland Child Development Services, Inc. (“RCDS”) and recognized a pre-tax loss of $8.0 million during the fiscal year ended September 30, 2011. RCDS was acquired in December 2006 and, as a result of this closure, the Company no longer provides services in New York. RCDS was included in the Human Services segment and the results of operations are reported separately as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for fiscal 2011 included a $3.1 million write-off of goodwill and a $2.8 million write-off of intangible assets.

Other

Also during fiscal 2011, the Company closed its Human Services operations in the states of Nebraska and New Hampshire and recognized a total pre-tax loss of $0.2 million for fiscal 2011. The results of operations are reported separately as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified.

The net revenue and loss before income taxes for the Company’s discontinued operations at September 30:

	2013	2012	2011
	(In thousands)
Net revenue	$2,339	$6,455	$14,489
Loss before income taxes	(4,455)	(1,147)	(7,563)

6. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the years ended September 30, 2013 and 2012 are as follows:

	Human Services	Post-Acute Specialty Rehabilitation Services	Total
	(In thousands)
Balance as of September 30, 2011	$167,877	$63,138	$231,015

Goodwill acquired through acquisitions	1,860	1,561	3,421
Goodwill written off related to disposal of businesses	(75)	—	(75)

Balance as of September 30, 2012	169,662	64,699	234,361

Goodwill acquired through acquisitions	1,294	1,260	2,554
Goodwill written off related to disposal of businesses	(1,334)	—	(1,334)
Adjustments to goodwill, net	—	42	42

Balance as of September 30, 2013	$169,622	$66,001	$235,623

During fiscal 2013, the Company wrote off goodwill of underperforming programs within the Human Services segment which were closed as of September 30, 2013. The total charge was $1.3 million and is included in General and administrative expense in the consolidated statements of operations. Additionally, the adjustments to goodwill reflect the final purchase price for acquisitions, as determined during the measurement period.

Annual Goodwill Impairment Testing

The Company tests goodwill at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for goodwill on July 1 of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of these assets.

The Company elected to bypass the qualitative assessments for fiscal 2013 and proceed directly to the two-step impairment test. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of July 1, 2013, its annual impairment date, and concluded based on the first step of the process that there was no goodwill impairment.

The Company has consistently employed the income approach to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including revenue growth, tax rates, capital spending, discount rate and working capital changes.

Cash flow forecasts are based on business unit operating plans and historical relationships. The income approach is sensitive to changes in long-term terminal growth rates and the discount rate. The long-term terminal growth rates are consistent with the Company’s historical long-term terminal growth rates, as the current economic trends are not expected to affect the long-term terminal growth rates of the Company. The discount rate was selected based on the estimated rate of return as well as time value of money.

Intangible Assets

Intangible assets consist of the following as of September 30, 2013:

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	9 years	$464,480	$195,737	$268,743
Non-compete/non-solicit	3 years	4,929	2,058	2,871
Relationship with contracted caregivers	3 years	10,963	7,905	3,058
Trade names	4 years	3,787	2,431	1,356
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	4 years	45,760	28,343	17,417
Intellectual property	3 years	904	558	346

		$573,223	$237,032	$336,191

Intangible assets consist of the following as of September 30, 2012:

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	10 years	$467,639	$167,976	$299,663
Non-compete/non-solicit	3 years	3,949	1,301	2,648
Relationship with contracted caregivers	4 years	11,051	6,831	4,220
Trade names	5 years	3,774	2,078	1,696
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	5 years	45,194	23,911	21,283
Intellectual property	4 years	904	429	475

		$574,911	$202,526	$372,385

For fiscal years ended 2013, 2012 and 2011, the amortization expense for continuing operations was $38.4 million, $36.5 million and $38.2 million, respectively. The amortization expense for discontinued operations was $0.2 million, $0.4 million and $1.5 million for fiscal years ended 2013, 2012 and 2011, respectively.

Annual Indefinite Life Impairment Testing

The Company tests indefinite-lived intangible assets at least annually for possible impairment. Accordingly, the Company completes the annual testing of impairment for indefinite-lived intangible assets on July 1 of each fiscal year. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of these assets.

The impairment test consists of a comparison of the fair value of the non-amortizing intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of indefinite-lived intangible assets.

In addition, the Company evaluates the remaining useful life of its indefinite-lived intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of indefinite-lived intangible assets are no longer indefinite, the assets will be tested for impairment.

The Company elected to bypass the qualitative assessments for fiscal 2013 and proceeded directly to the quantitative impairment test. The Company performed its annual impairment testing as of July 1, 2013, its annual impairment date, and concluded that there is no impairment to its indefinite lived trade names. The fair value of these assets was determined using management’s estimates about future cash flows.

Long Lived Impairment Testing

During the assessment of long-lived assets that was performed during fiscal 2013, the Company determined that certain of its intangible assets were impaired related to underperforming programs within the Human Services segment, which consisted primarily of $0.9 million of agency contracts and $0.1 million of licenses and permits. Additionally in fiscal 2011, the Company determined that the carrying value of certain of its agency contracts and licenses and permits in the Human Services and Post-Acute Specialty Rehabilitation Services segments exceeded their fair value. The fair value of these assets was determined using management’s estimates about future cash flows, which is a Level 3 financial measurement.

As a result, the Company recorded $1.0 million and $2.7 million of amortization expense related to the write-off of these intangible assets for the years ended September 30, 2013 and 2011, respectively. This charge is included in Depreciation and amortization expense in the accompanying statements of operations.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year Ending September 30,	(In thousands)
2014	$37,188
2015	35,385
2016	33,475
2017	29,284
2018	28,361
Thereafter	130,098

$293,791

7. Property and Equipment

Property and equipment consists of the following at September 30:

	2013	2012
	(In thousands)
Buildings and land	$123,046	$123,478
Vehicles	45,846	42,020
Computer hardware	29,661	25,233
Leasehold improvements	38,755	29,269
Furniture and fixtures	12,931	10,244
Office and telecommunication equipment	8,115	8,012
Construction in progress	2,246	1,539

	260,600	239,795
Less accumulated depreciation and amortization	(106,965)	(88,247)

Property and equipment, net	$153,635	$151,548

For fiscal years ended 2013, 2012 and 2011, depreciation expense for continuing operations was $25.7 million, $24.1 million and $23.1 million, respectively, and depreciation expense for discontinued operations was $20 thousand, $47 thousand and $0.2 million, respectively.

8. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at September 30:

	2013	2012
	(In thousands)
Prepaid business expense	$2,906	$4,005
Prepaid insurance	1,309	1,631
Anticipated insurance recoveries	9,966	11,267
Other	3,590	3,201

Prepaid expenses and other current assets	$17,771	$20,104

Other Accrued Liabilities

Other accrued liabilities consist of the following at September 30:

	2013	2012
	(In thousands)
Accrued insurance	$18,756	$19,930
Accrued swap valuation liability	3,165	5,638
Due to third party payors	3,569	5,444
Other	19,576	19,372

Other accrued liabilities	$45,066	$50,384

9. Long-term Debt

The Company’s long-term debt consists of the following at September 30:

	2013	2012
	(in thousands)
Term loan (including the Incremental Term Loan), principal and interest due in quarterly installments through February 9, 2017	$546,525	$522,050
Original issue discount on term loan, net of accumulated amortization	(4,403)	(5,737)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	250,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(7,003)	(8,615)
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	—	19,000

	785,119	776,698
Less current portion	5,600	24,300

Long-term debt	$779,519	$752,398

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

The interest rate on borrowings under the senior secured credit facilities is equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to an ABR floor of 2.25% per annum), plus 4.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.25% per annum), plus 5.25%, at the Company’s option.

Term loan

The original term loan was issued at a price equal to 98.5% of its face value. The senior credit agreement also includes an annual provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generates certain levels of cash flow. The Company has not been required to make such a prepayment of its term loan as of September 30, 2013. The Company is required to repay the term loan in quarterly principal installments of 0.25% of the original principal amount, with the balance payable at maturity.

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

At September 30, 2013, the Company had $546.5 million of borrowings under the term loan (including the incremental term loan). At September 30, 2013, the variable interest rate on the term loan was 6.5%.

Senior revolver

During the fiscal year ended September 30, 2013, the Company drew $469.4 million under the senior revolver and repaid $488.4 million during the period (including borrowings and repayments prior to the Amendment Agreement). At September 30, 2013, the Company had no outstanding borrowings under the senior revolver and $75.0 million of availability under the senior revolver. The Company had $42.2 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. Letters of credit can be issued under the Company’s institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under the Company’s senior revolver. The interest rate for borrowings under the senior revolver was 7.5% as of September 30, 2013.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” Any swingline loans or other borrowings under the senior revolver, would have maturities less than one year, and would be reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

Senior Notes

In connection with the February 2011 Refinancing, the Company issued $250.0 million of 12.5% senior notes due 2018 (the “senior notes”) at a price equal to 97.7% of their face value, for net proceeds of $244.3 million. The net proceeds were reduced by an initial purchasers’ discount of $5.6 million. The senior notes are the Company’s unsecured obligations and are guaranteed by certain of the Company’s existing subsidiaries.

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

Derivatives

The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011, maturing on September 30, 2014. The Company entered into this interest rate swap to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swap, the Company received from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and the Company made payments to the counterparty based on a fixed rate of 2.55% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis.

On October 15, 2012, the Company amended the terms of its interest rate swap agreement in connection with the amendment and restatement of the terms of the senior secured credit facilities. The notional amount of the interest rate swap of $400.0 million and maturity date of September 30, 2014 remained unchanged. Under the new terms of the interest rate swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.08% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under the Company’s term loan, this swap effectively fixed the Company’s cost of borrowing for $400.0 million of the term loan at 7.3% per annum for the term of the swap. As a result of the modification of the terms of the interest rate swap agreement, the fair value of the interest rate swap was increased by $68 thousand and the increase in fair value is being amortized into Other income (expense) over the remaining term of the interest rate swap agreement.

The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $3.2 million, or $1.9 million after taxes, at September 30, 2013. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The change in fair market value is recorded in the consolidated statements of comprehensive loss.

Annual maturities

Annual maturities of the Company’s debt for the years ended September 30 are as follows.

Amounts due at any year end may increase as a result of the provision in the senior credit agreement that requires a prepayment of a portion of the outstanding term loan amounts if the Company generates certain levels of cash flow.

(In thousands)
2014	$5,600
2015	5,600
2016	5,600
2017	529,725
2018	250,000
Thereafter	—

Total	$796,525

10. Shareholder’s Equity

Common Stock

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.

Dividends to Parent

During fiscal 2013, 2012 and 2011, our indirect parent NMH Investment repurchased equity units from employees upon or after their departures from the Company of $39 thousand, $75 thousand and $1.5 million, respectively. The Company accounted for these repurchases as dividends of $39 thousand, $75 thousand and $1.5 million, respectively, to its indirect parent NMH Investment to fund these repurchases.

Also, on February 9, 2011, as part of the February 2011 Refinancing described in note 9, the Company declared a dividend of $219.7 million to Parent, which in turn made a distribution of $219.7 million to its direct parent, NMH Holdings, Inc. (“NMH Holdings”). NMH Holdings used the proceeds of the distribution to (i) repurchase $210.9 million aggregate principal amount of the Senior Floating Rate Toggle Notes due 2014 (the “NMH Holdings notes”) at a premium (ii) repurchase an additional $13.3 million principal amount of NMH Holdings notes the Company held as an investment and (iii) pay related fees and expenses.

11. Employee Savings and Retirement Plans

The Company has a multi-company plan (the “Plan”) which covers all of its wholly-owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its business units. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of $4.0 million, $4.2 million and $3.7 million, for fiscal years 2013, 2012 and 2011, respectively.

The Company has the following two deferred compensation plans:

The National Mentor Holdings, LLC Executive Deferred Compensation Plan

The National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for senior management, in which the Company contributes to the executive’s account a percentage of the executive’s base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.4 million, $0.4 million, and $0.5 million for fiscal 2013, 2012 and 2011, respectively. The unfunded accrued liability was $2.6 million and $2.2 million as of September 30, 2013 and 2012, respectively, and was included in Other long-term liabilities on the Company’s consolidated balance sheets.

The National Mentor Holdings, LLC Executive Deferral Plan

The National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $0.9 million, $0.7 million and $1.0 million for fiscal 2013, 2012 and 2011, respectively. The accrued liability related to this plan was $6.7 million and $5.0 million as of September 30, 2013 and 2012, respectively, and was included in Other long-term liabilities on the Company’s consolidated balance sheets.

In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company has purchased Company Owned Life Insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. The cash surrender value of the COLI policies was $5.5 million and $4.0 million as of September 30, 2013 and 2012, respectively, and was included in Other assets on the Company’s consolidated balance sheets.

12. Related Party Transactions

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

This agreement provides for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $1.4 million, $1.3 million and $1.3 million of management fees and expenses for the years ended September 30, 2013, 2012 and 2011, respectively. The accrued liability related to the management agreement was $0.5 million and $0.4 million at September 30, 2013 and September 30, 2012, respectively.

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

The Company engaged Duff & Phelps, LLC as a financial advisor in connection with the refinancing transactions in 2011, including the repurchase of the Senior Floating Rate Toggle Notes due in 2014 issued by NMH Holdings (“NMH Holdings notes”), and related matters. According to public filings, at the time of this transaction Vestar owned 12.4% of the Class A common stock of Duff & Phelps Corporation, the parent company of Duff & Phelps, LLC, and one of Vestar’s principals served on the Board of Directors of Duff & Phelps Corporation but was not personally involved in the engagement. The engagement resulted in fees of approximately $0.2 million during the fiscal year ended September 30, 2011 and was approved by the Company’s Board of Directors, with the Vestar members abstaining from voting.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California. These leases have various expiration dates extending out as far as March 2018. Related party lease expense was $1.6 million, $1.6 million and $3.7 million for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Investment in Related Party Debt Securities

In connection with the refinancing transactions on February 9, 2011, NMH Holdings repurchased the NMH Holdings notes (which the Company purchased at a discount) from the Company at a premium. As a result, the Company recorded a gain of $3.0 million which was recorded on the consolidated statements of operations as Gain from available for sale investment security.

13. Fair Value Measurements

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

Assets and liabilities recorded at fair value at September 30, 2013 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,165)	$—	$(3,165)	$—

Assets and liabilities recorded at fair value at September 30, 2012 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(5,638)	$—	$(5,638)	$—

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

At September 30, 2013 and September 30, 2012, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	September 30, 2013		September 30, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$242,997	$268,750	$241,385	$251,785

The fair values were estimated using calculations based on quoted market prices when available and company – specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

14. Leases

Operating leases

The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2027. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense for fiscal 2013, 2012 and 2011 was $54.3 million, $49.0 million and $47.7 million, respectively.

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

In fiscal 1995, the Company entered into an initial five year operating lease agreement for its corporate office with a total expected minimum lease commitment of $2.4 million. The lease has been extended and amended through eleven amendments, and as of September 30, 2013, the Company had total expected minimum lease commitments of $5.8 million over the lease term. The lease expires in 2017 and the Company has the option to extend the lease term. Total rent expense related to this lease was $1.5 million, $1.5 million and $1.5 million for fiscal years 2013, 2012 and 2011, respectively.

Future minimum lease payments for noncancellable operating leases for the fiscal years ending September 30, are as follows:

(In thousands)
2014	$47,261
2015	38,046
2016	29,847
2017	24,335
2018	16,599
Thereafter	42,062

$198,150

Capital leases

The Company leases certain facilities under various non-cancellable capital leases that expire at various dates through fiscal 2025. Assets acquired under capital leases with an original cost of $7.8 million and $9.5 million and related accumulated amortization of $1.6 million and $1.3 million are included in property and equipment, net for fiscal 2013 and 2012, respectively. Amortization expense for fiscal years 2013, 2012 and 2011 was $0.7 million, $0.7 million and $0.4 million, respectively.

Additionally during fiscal 2013, the Company retired two of its capital leases. The assets had a total net carrying value of $1.3 million and a related capital lease obligation of $1.5 million. As a result of the retirement of these assets, a $0.2 million gain was recorded in Other income (expense) in the Company’s consolidated statements of operations.

The following is a schedule of the future minimum lease payments under the capital leases at September 30:

(In thousands)
2014	$430
2015	451
2016	497
2017	549
2018	608
Thereafter	4,404

Total minimum lease payments	$6,939

Interest expense on capital leases during fiscal years 2013, 2012 and 2011 was $0.8 million, $0.8 million and $0.6 million, respectively.

15. Accruals for Self-Insurance and Other Commitments and Contingencies

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

For professional and general liability, from October 1, 2010 through September 30, 2011, the Company was self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. From October 1, 2011 to September 30, 2013, the Company was self-insured for the first $4.0 million of each and every claim with no aggregate limit. Commencing October 1, 2013, the Company is self-insured for $4.0 million per claim and $28.0 million in the aggregate. In connection with the acquisition by Vestar on June 29, 2006 (the “Merger”), the Company purchased additional insurance for certain claims relating to pre-Merger periods subject to $1.0 million per claim and up to $2.0 million in aggregate retentions.

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

16. Other Commitments and Contingencies

The Company is in the health and human services business and, therefore, has been and continues to be subject to substantial claims alleging that the Company, its employees or its independently contracted host-home caregivers (“Mentors”) failed to provide proper care for a client. The Company is also subject to claims by its clients, its employees, its Mentors or community members against the Company for negligence, intentional misconduct or violation of applicable laws. Included in the Company’s recent claims are claims alleging personal injury, assault, abuse, wrongful death and other charges. Regulatory agencies may initiate administrative proceedings alleging that the Company’s programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on the Company. The Company could be required to incur significant costs to respond to regulatory investigations or defend against civil lawsuits and, if the Company does not prevail, the Company could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

The Company is also subject to potential lawsuits under the False Claims Act and other federal and state whistleblower statutes designed to combat fraud and abuse in the health care industry. These lawsuits can involve significant monetary awards that may incentivize private plaintiffs to bring these suits. If the Company is found to have violated the False Claims Act, it could be excluded from participation in Medicaid and other federal healthcare programs. The Patient Protection and Affordable Care Act provides a mandate for more vigorous and widespread enforcement activity to combat fraud and abuse in the health care industry.

Finally, the Company is also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation; claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws.

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

17. Income Taxes

The benefit for income taxes consists of the following at September 30:

	2013	2012	2011
	(In thousands)
Current:
Federal	$—	$(5,267)	$439
State	1,009	(11)	1,358

Total current taxes payable	1,009	(5,278)	1,797
Net deferred tax benefit	(10,481)	(13,894)	(16,480)

Income tax benefit	$(9,472)	$(19,172)	$(14,683)

The Company paid income taxes, net of any refunds, during fiscal 2013, 2012 and 2011 of $1.7 million, $0.4 million and $1.6 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30 are as follows:

	2013	2012
	(In thousands)
Gross deferred tax assets:
Deferred compensation	$1,155	$1,006
Interest rate swap agreements	1,253	2,280
Accrued workers’ compensation	11,195	11,346
Net operating loss carryforwards	13,767	13,075
Allowance for bad debts	4,484	3,173
Tax credits	1,596	1,596
Other	2,245	2,717

	35,695	35,193
Valuation allowance	(8,013)	(7,079)

Deferred tax assets	27,682	28,114
Deferred tax liabilities:
Depreciation	(2,200)	(5,955)
Amortization of goodwill and intangible assets	(87,953)	(95,695)
Other accrued liabilities	(2,340)	(2,460)

Net deferred tax liabilities	$(64,811)	$(75,996)

The Company is required to record a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that valuation allowances at September 30, 2013 and 2012 of $8.0 million and $7.1 million, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowances primarily related to certain state net operating loss carryforwards.

For federal purposes, the Company had $15.3 million of net operating loss carryforwards as of September 30, 2013, which expire in 2033, and $16.1 million of net operating loss carryforwards as of September 30, 2012, which expire in 2032. For state purposes, the Company had $170.3 million of net operating loss carryforwards for fiscal 2013, which expire from 2014 through 2033, and $150.6 million of net operating loss carryforwards for fiscal 2012, which expire from 2013 through 2032.

The following is a reconciliation between the statutory and effective income tax rates at September 30:

	2013	2012	2011
	(In thousands)
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	3.6	5.2	2.2
Nondeductible comp	(0.3)	(0.7)	(3.2)
Other nondeductible expenses	(0.2)	(1.1)	(1.4)
Credits	—	—	0.6
Unrecognized tax benefit	—	16.3	0.1
Other	(0.3)	3.7	(0.1)

Effective tax rate	37.8%	58.4%	33.2%

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

As of September 30, 2011, there was $4.9 million in total unrecognized tax benefits that was recognized during the year ended September 30, 2012. This had a $3.8 million favorable impact on the Company’s effective tax rate for fiscal 2012. No unrecognized tax benefit was recognized for the year ended September 30, 2013. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of September 30, 2011, the Company had accrued a total of $2.3 million in interest and penalties, of which the benefit was recognized during the year ended September 30, 2012. No interest and penalties were accrued as of September 30, 2013 and 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at September 30, 2011	$4,857
Reduction due to lapse of statute of limitation	(4,857)

Balance at September 30, 2012	$—
Reduction due to effective settlement	—

Balance at September 30, 2013	$—

The Company files a federal consolidated return with NMH Holdings, Inc. and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2010. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s income tax returns. In addition, the Company believes its accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter.

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

For the Year Ended September 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(In thousands)
2013
Net revenue	$990,232	$208,421	$—	$1,198,653
Income (loss) from operations	91,667	17,293	(55,636)	53,324
Total assets	655,140	207,475	157,757	1,020,372
Depreciation and amortization	45,812	15,948	2,386	64,146
Purchases of property and equipment	17,791	10,491	3,619	31,901
Income (loss) from continuing operations before income taxes	26,579	3,893	(55,516)	(25,044)
2012
Net revenue	$937,652	$185,466	$—	$1,123,118
Income (loss) from operations	80,280	20,376	(53,071)	47,585
Total assets	692,015	216,663	136,305	1,044,983
Depreciation and amortization	43,368	14,389	2,777	60,534
Purchases of property and equipment	17,659	10,218	2,118	29,995
Income (loss) from continuing operations before income taxes	15,183	7,798	(55,832)	(32,851)
2011
Net revenue	$887,297	$175,476	$—	$1,062,773
Income (loss) from operations	77,209	18,434	(61,158)	34,485
Depreciation and amortization	44,070	13,374	3,886	61,330
Purchases of property and equipment	12,495	6,909	1,474	20,878
Income (loss) from continuing operations before income taxes	17,290	7,012	(68,502)	(44,200)

19. Stock-Based Compensation

Under its equity-based compensation plan adopted in 2006, NMH Investment previously issued units of limited liability company interests consisting of Class B Units, Class C Units, Class D Units and Class E Units to the Company’s employees and members of the Board of Directors as incentive compensation. As of September 30, 2013, there were 192,500 Class B Units, 202,000 Class C Units, 388,881 Class D Units, and 6,375 Class E Units authorized for issuance under the plan. These units derive their value from the value of the Company.

On June 15, 2011, NMH Investment issued Class F Units, a new class of non-voting common equity units of NMH Investment, as incentive compensation. Up to 5,396,388 Class F Common Units may be issued under the 2006 Unit Plan to management of the Company as equity-based compensation. In addition, the terms of the Class B, C and D Common Units were amended in June 2011 to accelerate the vesting of any outstanding unvested Class B, C and D Common Units so that they became 100% vested.

For participants who have been continuously employed by the Company since December 31, 2008, 75% of the Class F Common Units vested upon grant and 25% of the Class F Common Units vested on December 15, 2012 (or 18 months following the date of grant) assuming continuous employment with the Company on that date. For participants who had not been continuously employed by the Company since December 31, 2008, 50% of the Class F Common Units vested upon grant, 25% of the Class F Common Units vested on December 15, 2012 and 25% of the Class F Common Units vest on June 15, 2014 (or 36 months following the date of grant), in each case, if the participant continues to be employed by the Company on that date. Class F Common Units awarded after the initial issuances in June 2011 will vest in three equal tranches on each of the first three anniversaries of their respective issuance date.

On August 13, 2012, an amendment was made to the Amended and Restated 2006 Unit Plan that authorized the issuance of two new classes of non-voting equity units of NMH Investment of up to 130,000 Class G Common Units and up to 1,200,000 Class H Common Units. The Class G Common Units vest upon the consummation of a sale of the Company or an initial public offering of the Company. The Class H Common Units vest upon the consummation of a sale of the Company. Additionally, upon an initial public offering of the Company, the Class H Common Units vest if certain multiples of investment return are achieved by Vestar Capital Partners V, L.P. and certain of its affiliates. For the fiscal year ended September 30, 2013, there were no events that triggered the vesting of the Class G or Class H Common Units and therefore the Company did not recognize any stock-based compensation expense associated with either of these classes of units.

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

The fair value of the units issued during fiscal years 2013, 2012 and 2011 was calculated using the following assumptions:

	FY2013	FY2012	FY2011
Risk-free interest rate	0.21-0.27%	0.21-0.27%	0.68%
Expected term	1.7-2.4 years	1.7-2.4 years	3 years
Expected volatility	40.0%	40.0%	50.0%

The estimated fair value of the units, less an assumed forfeiture rate of 9.3%, was recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards with the exception of the Class G Common Units and Class H Common Units. The assumed forfeiture rate is based on an average of the Company’s historical forfeiture rates, which the Company estimates is indicative of future forfeitures.

The Company recorded $0.3 million, $0.7 million and $3.7 million of stock-based compensation expense for fiscal years 2013, 2012 and 2011, respectively. Stock-based compensation expense is included in General and administrative expense in the consolidated statements of operations. The summary of activity under the plan is presented below:

	Units Outstanding	Weighted Average Grant-Date Fair Value
Nonvested balance at September 30, 2012	1,935,786	$0.69
Granted	129,762	0.79
Forfeited	25,710	0.66
Vested	643,854	0.97

Nonvested balance at September 30, 2013	1,395,984	0.57

As of September 30, 2013, there was $0.7 million of total unrecognized compensation expense related to the units. These costs are expected to be recognized over a weighted average period of 1.95 years.

20. Valuation and Qualifying Accounts

The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2013, 2012 and 2011:

	Balance at Beginning of Period	Provision	Write-Offs	Balance at End of Period
	(In thousands)
Fiscal year ended September 30, 2013	$9,250	$18,286	$(15,042)	$12,494
Fiscal year ended September 30, 2012	$7,957	$12,902	$(11,609)	$9,250
Fiscal year ended September 30, 2011	$7,225	$11,670	$(10,938)	$7,957

As of September 30, 2013, the Company also had $7.5 million of accounts receivable liens, net of $1.4 million allowances for those liens, recorded as part of Other assets within the accompanying consolidated balance sheets.

21. Quarterly Financial Data (unaudited)

The following table presents consolidated statement of operations data for each of the eight quarters in the period which began December 31, 2011 and ended September 30, 2013. This information is derived from the Company’s unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For The Quarters Ended (1)
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Net revenue	$272,751	$277,187	$283,703	$289,477	$293,635	$295,571	$304,335	$305,112
Income (loss) from continuing operations, net of tax	(5,020)	(830)	(3,095)	(4,734)	(8,349)	(5,246)	(2,407)	430
Income (loss) from discontinued operations, net of tax	(59)	(229)	113	(526)	(25)	(2,589)	(64)	(46)

Net income (loss)	$(5,079)	$(1,059)	$(2,982)	$(5,260)	$(8,374)	$(7,835)	$(2,471)	$384

(1)	During fiscal 2010, 2011 and 2013, the Company sold its home health business, closed certain Human Services operations in the state of Maryland, Colorado, Nebraska, New Hampshire, New York and Virginia, and sold its Mentor Rhode Island business. All fiscal years presented reflect the classification of these businesses as discontinued operations.

22. Subsequent Events

On October 11, 2013, the Company announced an executive transition plan under which the current President and Chief Operating Officer will also become the Chief Executive Officer and the sole principal executive officer effective January 1, 2014. NMH Investment authorized grants of 100,000 Class F Common Units and 100,000 Class H Common Units to our President and Chief Operating Officer in connection with his promotion. Additionally, effective January 1, 2014, the current Chief Executive Officer will become the Executive Chair of the Board and will remain a full-time executive employee of the Company but will cease to be a co-principal executive officer. Also effective January 1, 2014, the current Executive Chair of the Board will step down as Chairman but will remain a director.

In November 2013, the Company acquired one company complementary to its Human Services business. Aggregate consideration for the acquisition was $1.4 million. The Company is in the process of determining the appropriate amount to be allocated to goodwill and specifically identifiable intangible assets, as well as finalize its purchase price adjustments.