Form 10-Q
period 2013-12-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2014-02-12
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 12, 2014, there were 100 shares outstanding of the registrant’s common stock, $0.01 par value.

Index

National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,589	$19,315
Restricted cash	1,275	807
Accounts receivable, net	144,026	144,954
Deferred tax assets, net	18,113	18,424
Prepaid expenses and other current assets	22,056	17,771

Total current assets	206,059	201,271
Property and equipment, net	152,180	153,635
Intangible assets, net	327,657	336,191
Goodwill	235,959	235,623
Restricted cash	50,000	50,000
Other assets	44,499	43,652

Total assets	$1,016,354	$1,020,372

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$17,925	$26,568
Accrued payroll and related costs	63,163	65,340
Other accrued liabilities	54,638	45,066
Obligations under capital lease, current	438	430
Current portion of long-term debt	5,600	5,600

Total current liabilities	141,764	143,004
Other long-term liabilities	72,376	68,936
Deferred tax liabilities, net	81,995	83,235
Obligations under capital lease, less current portion	6,400	6,509
Long-term debt, less current portion	778,853	779,519
Commitments and contingencies
SHAREHOLDER’S DEFICIT
Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	33,950	33,929
Accumulated other comprehensive loss	(1,414)	(1,880)
Accumulated deficit	(97,570)	(92,880)

Total shareholder’s deficit	(65,034)	(60,831)

Total liabilities and shareholder’s deficit	$1,016,354	$1,020,372

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net revenue	$307,481	$293,636
Cost of revenue (exclusive of depreciation expense shown below)	241,852	233,721
Operating expenses:
General and administrative	36,481	36,658
Depreciation and amortization	16,065	15,508

Total operating expenses	52,546	52,166

Income from operations	13,083	7,749
Other income (expense):
Management fee of related party	(345)	(336)
Other income, net	347	338
Interest income	30	5
Interest expense	(19,501)	(19,604)

Loss from continuing operations before income taxes	(6,386)	(11,848)
Benefit for income taxes	(1,673)	(3,499)

Loss from continuing operations	(4,713)	(8,349)
Income (loss) from discontinued operations, net of tax	23	(25)

Net loss	$(4,690)	$(8,374)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Net loss	$(4,690)	$(8,374)
Other comprehensive gain, net of tax:
Gain on derivative instrument classified as cash flow hedge, net of tax for the three months ended December 31, 2013 and 2012 of $310 and $221, respectively	466	265

Comprehensive loss	$(4,224)	$(8,109)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Operating activities
Net loss	$(4,690)	$(8,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable allowances	3,840	3,788
Depreciation and amortization of property and equipment	6,636	6,151
Amortization of intangible assets	9,429	9,416
Amortization of original issue discount and initial purchasers discount	734	737
Amortization of financing costs	719	696
Stock-based compensation	20	171
Deferred income taxes	(1,238)	(2,130)
Loss on disposal of assets	18	152
Non-cash impairment charge	—	99
Changes in operating assets and liabilities:
Accounts receivable	(2,912)	(7,120)
Other assets	(5,851)	(3,725)
Accounts payable	(8,191)	(9,234)
Accrued payroll and related costs	(2,177)	(2,482)
Other accrued liabilities	10,339	4,206
Other long-term liabilities	3,440	4,957

Net cash provided by (used in) operating activities	10,116	(2,692)
Investing activities
Cash paid for acquisitions, net of cash received	(1,240)	(475)
Purchases of property and equipment	(6,023)	(8,227)
Changes in restricted cash	(468)	123
Proceeds from sale of assets	390	468

Net cash used in investing activities	(7,341)	(8,111)
Financing activities
Repayments of long-term debt	(1,400)	(1,325)
Proceeds from borrowings under senior revolver	2,500	301,200
Repayments of borrowings under senior revolver	(2,500)	(287,300)
Repayments of capital lease obligations	(101)	(125)
Payments of financing costs	—	(1,647)

Net cash provided by (used in) financing activities	(1,501)	10,803

Net increase in cash and cash equivalents	1,274	—
Cash and cash equivalents at beginning of period	19,315	—

Cash and cash equivalents at end of period	$20,589	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$10,050	$10,359
Cash paid for income taxes	$86	$150
Supplemental disclosure of non-cash investing activities:
Accrued property, plant and equipment	$459	$817

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

December 31, 2013

(Unaudited)

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 36 states. The Company provides residential services to approximately 12,200 clients, some of whom also receive periodic services. Approximately 16,800 clients receive periodic services from the Company in non-residential settings.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three months ended December 31, 2013 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

Technical Corrections and Improvements — In October 2012, the FASB issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for the Company beginning the first quarter of the fiscal year ending September 30, 2014. This adoption did not have a material impact on the Company’s consolidated financial statements.

3. Long-Term Debt

As of December 31, 2013 and 2012, the Company’s long-term debt consisted of the following:

(in thousands)	December 31, 2013	September 30, 2013
Term loan (including the Incremental Term Loan), principal and interest due in quarterly installments through February 9, 2017	$545,125	$546,525
Original issue discount on term loan, net of accumulated amortization	(4,071)	(4,403)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	250,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(6,601)	(7,003)
Senior revolver, due February 9, 2016; quarterly cash interest payments at a variable interest rate	—	—

	784,453	785,119
Less current portion	5,600	5,600

Long-term debt	$778,853	$779,519

Senior Secured Credit Facilities

The senior secured credit facilities were repaid and replaced with new senior secured credit facilities on January 31, 2014. See note 13 subsequent events. The following describes the senior credit agreement as in effect on December 31, 2013.

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

On October 15, 2012, the Company entered into an Amendment Agreement (the “Amendment Agreement”), to amend and restate the senior credit agreement governing the senior secured credit facilities. The Amendment Agreement converted the existing term loan facility into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “term loan”). The proceeds were used to prepay the existing term loan facility. Total fees incurred related to the Amendment Agreement were $1.7 million of which a majority of the amount was being amortized over the life of the term loan. The Amendment Agreement also replaced the Company’s existing $75 million revolving credit facility and the borrowings thereunder with a new $75 million revolving credit facility (the “senior revolver”). The interest rates under the senior secured credit facilities were unchanged by the Amendment Agreement, except that the LIBOR floor applicable to borrowings under the senior secured credit facilities was reduced by 0.50%.

The interest rate on borrowings under the senior secured credit facilities was equal to (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to an ABR floor of 2.25% per annum), plus 4.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.25% per annum), plus 5.25%, at the Company’s option.

Term loan

The original term loan was issued at a price equal to 98.5% of its face value. The senior credit agreement also included an annual provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generated certain levels of cash flow. The Company has not been required to make such a prepayment of its term loan to-date. The Company was required to repay the term loan in quarterly principal installments of 0.25% of the original principal amount, with the balance payable at maturity.

On February 4, 2013, the Company entered into an Incremental Amendment No. 1 (the “Incremental Amendment No. 1”) to the Amendment Agreement. The Incremental Amendment No. 1 provided for an additional $30.0 million term loan (the “incremental term loan”) under the Company’s existing term loan. The net proceeds of the incremental term loan were used to repay $29.8 million of outstanding borrowings under the senior revolver. Total fees incurred related to the Incremental Amendment No.1 were $0.4 million which were being amortized over the remaining period of the term loan. The Company was required to repay the incremental term loan in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity of the term loan. All of the other terms of the incremental term loan were identical to the term loan.

At December 31, 2013, the Company had $545.1 million of borrowings under the term loan (including the incremental term loan). At December 31, 2013, the variable interest rate on the term loan was 6.5%.

Senior revolver

During the three months ended December 31, 2013, the Company drew $2.5 million under the senior revolver and repaid $2.5 million during the period. At December 31, 2013, the Company had no outstanding borrowings under the senior revolver and $75.0 million of availability under the senior revolver. The Company had $42.5 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. The Company’s institutional letter of credit facility provided for the issuance of letters of credit up to the $50.0 million limit, and letters of credit in excess of that amount reduced availability under the Company’s senior revolver. The interest rate for borrowings under the senior revolver was 7.5% as of December 31, 2013.

The senior revolver included borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” Any swingline loans or other borrowings under the senior revolver, would have maturities less than one year, and would be reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

Senior Notes

In connection with the February 2011 Refinancing, the Company issued $250.0 million of 12.5% senior notes due 2018 (the “senior notes”) at a price equal to 97.7% of their face value, for net proceeds of $244.3 million. The net proceeds were further reduced by an initial purchasers’ discount of $5.6 million. The senior notes are the Company’s unsecured obligations and are guaranteed by certain of the Company’s existing subsidiaries.

Covenants

The senior credit agreement contained and the indenture governing the senior notes contains negative financial and non-financial covenants, including, among other things, limitations on the Company’s ability to incur additional debt, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. In addition, the senior credit agreement governing the Company’s senior secured credit facilities contained financial covenants that required the Company to maintain a specified consolidated leverage ratio and consolidated interest coverage ratio.

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

The Company accounts for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship is assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was $2.4 million, or $1.5 million after taxes, at December 31, 2013. The fair value was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The change in fair market value is recorded in the consolidated statements of comprehensive loss.

The refinancing of the Company’s senior secured credit facilities as described in note 13 subsequent events did not affect the Company’s interest rate swap agreement.

4. Shareholder’s Equity

Common Stock

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.

Dividends to Parent

From time to time, our indirect parent NMH Investment may repurchase equity units from employees upon or after their departures from the Company. The Company accounts for these repurchases as dividends to its indirect parent NMH Investment to fund these repurchases. There were no dividends paid for the three months ended December 31, 2013 and 2012, respectively.

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

During the three months ended December 31, 2013, the Company acquired one company complementary to its business in the Human Services segment for a total cash consideration of $1.2 million.

Show-Me Health Care. On November 29, 2013, the Company acquired the assets of Show-Me Health Care for $1.2 million. Show-Me Health Care is located in Missouri and provides community-based supportive living services to individuals with developmental disabilities. As a result of this acquisition, the Company recorded $0.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired primarily $0.9 million of intangible assets which included $0.7 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of licenses and permits with a weighted average useful life of 10 years, and $14 thousand of non-compete/non-solicit agreement with a useful life of 5 years.

The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of the acquisition:

(in thousands)	Show-Me Health Care
Identifiable intangible assets	$895
Property and equipment	9

Total identifiable net assets	904
Goodwill	336

6. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the three months ended December 31, 2013 are as follows:

	Human Services	Post -Acute Specialty Rehabilitation Services	Total
	(in thousands)
Balance as of September 30, 2013	$169,622	$66,001	$235,623
Goodwill acquired through acquisitions	336	—	336

Balance as of December 31, 2013	$169,958	$66,001	$235,959

Intangible Assets

Intangible assets consist of the following as of December 31, 2013:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$465,148	$203,375	$261,773
Non-compete/non-solicit	4,943	2,292	2,651
Relationship with contracted caregivers	10,963	8,180	2,783
Trade names	3,787	2,531	1,256
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	45,973	29,493	16,480
Intellectual property	904	590	314

	$574,118	$246,461	$327,657

Intangible assets consist of the following as of September 30, 2013:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$464,480	$195,737	$268,743
Non-compete/non-solicit	4,929	2,058	2,871
Relationship with contracted caregivers	10,963	7,905	3,058
Trade names	3,787	2,431	1,356
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	45,760	28,343	17,417
Intellectual property	904	558	346

	$573,223	$237,032	$336,191

Amortization expense for continuing operations was $9.4 million for the three months ended December 31, 2013 and 2012, respectively. There was no amortization expense for discontinued operations for the three months ended December 31, 2013 as compared to $0.1 million for the three months ended December 31, 2012.

The estimated remaining amortization expense related to intangible assets with finite lives for the nine months remaining in fiscal 2014 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2014	$27,763
2015	35,464
2016	33,544
2017	29,361
2018	28,435
Thereafter	130,690

$285,257

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

This agreement provides for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $0.3 million of management fees and expenses for the three months ended December 31, 2013 and 2012, respectively. The accrued liability related to the management agreement was $0.6 million and $0.5 million at December 31, 2013 and September 30, 2013, respectively.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California. These leases have various expiration dates extending out as far as March 2018. Related party lease expense was $0.3 million and $0.4 million for the three months ended December 31, 2013 and 2012, respectively.

8. Fair Value Measurements

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

Assets and liabilities recorded at fair value at December 31, 2013 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(2,398)	$—	$(2,398)	$—

Assets and liabilities recorded at fair value at September 30, 2013 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,165)	$—	$(3,165)	$—

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

At December 31, 2013 and September 30, 2013, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	December 31, 2013		September 30, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$243,399	$268,750	$242,997	$268,750

The fair values were estimated using calculations based on quoted market prices when available and company – specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

9. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three months ended December 31, 2013, the Company’s effective income tax rate was 26.2% compared to an effective tax rate of 29.5% for the three months ended December 31, 2012. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

NMH Holdings, Inc. files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2010. The Company did not have a reserve for uncertain income tax positions at December 31, 2013. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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

For the three months ended December 31,	Human Services	Post -Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(in thousands)
2013
Net revenue	$251,989	$55,492	$—	$307,481
Income (loss) from operations	22,089	4,300	(13,306)	13,083
Total assets	648,364	203,330	164,660	1,016,354
Depreciation and amortization	11,044	4,373	648	16,065
Purchases of property and equipment	3,060	2,227	736	6,023
Income (loss) from continuing operations before income taxes	5,893	853	(13,132)	(6,386)
2012
Net revenue	$242,426	$51,210	$—	$293,636
Income (loss) from operations	19,812	4,434	(16,497)	7,749
Depreciation and amortization	11,100	3,848	560	15,508
Purchases of property and equipment	5,421	2,270	536	8,227
Income (loss) from continuing operations before income taxes	3,317	1,085	(16,250)	(11,848)

Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for approximately 14% of the Company’s revenue for the three months ended December 31, 2013 and 2012 respectively.

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

For professional and general liability, from October 1, 2011 to September 30, 2013, the Company was self-insured for the first $4.0 million of each and every claim with no aggregate limit. Commencing October 1, 2013, the Company is self-insured for $4.0 million per claim and $28.0 million in the aggregate. In connection with the acquisition by Vestar on June 29, 2006 (the “Merger”), the Company purchased additional insurance for certain claims relating to pre-Merger periods subject to $1.0 million per claim and up to $2.0 million in aggregate retentions.

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

13. Subsequent Events

Management Transition

On January 1, 2014, Bruce F. Nardella, who served as President and Chief Operating Officer, became the Chief Executive Officer and President and the sole principal executive officer. NMH Investment authorized grants of 100,000 Class F Common Units and 100,000 Class H Common Units to the President and Chief Operating Officer in connection with his promotion. Also on January 1, 2014, Edward M. Murphy, who served as Chief Executive Officer, became the Executive Chair of the Board and Gregory Torres, who served as Chairman of the Board, stepped down as Chairman but will remain a director of the Company.

Acquisitions

Subsequent to the three months ended December 31, 2013, the Company acquired two companies complementary to its Human Service business and one company complementary to its Post-Acute Specialty Rehabilitation Services business. Aggregate cash consideration for these acquisitions was approximately $10.5 million. The Company is in the process of completing the allocation of the purchase prices to the fair value of net assets acquired.

New Senior Secured Credit Facilities

On January 31, 2014, the Company and NMH Holdings, LLC (“Parent”) entered into a new senior credit agreement (the “new senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “new senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “new term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “new senior revolver”). The new term loan facility has a seven-year maturity and the new senior revolver has a five-year maturity; provided, that if the Company’s 12.50% Senior Notes due 2018 (the “senior notes”) are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity dates shall spring forward to November 15, 2017. The new senior credit agreement provides that the Company may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

All of the Company’s obligations under the new senior secured credit facilities are guaranteed by NMH Holdings, LLC (“Parent”) and the subsidiary guarantors named therein (the “Subsidiary Guarantors”). Pursuant to the Guarantee and Security Agreement, dated as of January 31, 2014 (the “guarantee and security agreement”), among Parent, as parent guarantor, the Company, certain subsidiaries of the Company, as subsidiary guarantors and Barclays Bank, PLC, as administrative agent, subject to certain exceptions, the obligations under the new senior secured credit facilities are secured by a pledge of 100% of the Company’s capital stock and the capital stock of certain domestic subsidiaries owned by the Company and any other domestic Subsidiary Guarantor and 65% of the capital stock of any first tier foreign subsidiaries, and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of Parent and each Subsidiary Guarantor.

As of January 31, 2014, the Company had no borrowings under the new senior revolver and approximately $44.7 million of letters of credit issued under the institutional letter of credit facility.

Borrowings under the new senior secured credit facilities bear interest, at the Company’s option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 2.75% (provided that the ABR rate applicable to the new term loan facility shall not be less than 2.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the new term loan facility shall not be less than 1.00% per annum), plus 3.75%. The Company is also required to pay a commitment fee to the lenders under the new senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. The Company must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

Partial Redemption of Bonds

        The Company issued a partial notice of redemption that it will redeem $38 million aggregate principal amount of the currently outstanding $250.0 million aggregate principal amount of the senior notes on February 26, 2014, in accordance with the provisions of the indenture governing the senior notes. The redemption price of the senior notes is 106.250% of the principal amount redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as well as our reports on Form 8-K and other publicly available information. This discussion may contain forward-looking statements about our markets, the demand for our services and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons, including those discussed in the “Risk Factors” and “Forward-Looking Statements” sections of this report.

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 36 states. We provide services to approximately 12,200 clients in residential settings, some of whom also receive periodic services. Approximately 16,800 clients receive periodic services from us in non-residential settings.

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

Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. For example, during the economic downturn that began in 2008, our government payors in several states responded to deteriorating revenue collections by implementing provider rate reductions. More recently, the rate environment has improved and, as a result, for state fiscal year 2014, which began July 1, 2013 in most states, we have received modest pricing increases in some jurisdictions.

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

Expansion

We have grown our business through expansion of existing markets and programs, entry into new geographical markets as well as through acquisitions.

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to such new programs as “new starts”). If a new start does not become profitable during such period, we may terminate it. During the twelve months ended December 31, 2013, operating losses on new starts for programs started within the previous 18 months were $7.7 million. During the three months ended December 31, 2013, operating losses on new starts for programs started within the previous 18 months were $1.5 million as compared to $2.9 million during the three months ended December 31, 2012, respectively. The losses in both periods reflect a substantial increase in both the number of new starts and the substantial investments we are making in some of these new starts.

Acquisitions

As of December 31, 2013, we have completed 30 acquisitions since the beginning of fiscal year 2009 including several acquisitions of rights to government contracts or fixed assets from small providers, which we integrate with our existing operations. We have from time to time pursued larger strategic acquisitions in markets with significant opportunities. Acquisitions could have a material impact on our consolidated financial statements.

During the three months ended December 31, 2013, we acquired one company complementary to our business in the Human Services segment, for a total cash consideration of $1.2 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. During the three months ended December 31, 2013, we derived approximately 90% of our net revenue from contracts with state, local and other government payors and approximately 10% of our revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In such instances, we estimate and record a liability from such excess payments. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

Occupancy costs represent a significant portion of our operating costs. As of December 31, 2013, we owned 381 facilities and three offices, and we leased approximately 1,253 facilities and approximately 263 offices. We expect occupancy costs to increase during fiscal 2014 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expense totaled 0.9% and 1.8% of our net revenue for the three months ended December 31, 2013 and 2012, respectively. We incurred professional and general liability expenses of $2.7 million and $5.3 million for the three months ended December 31, 2013 and 2012, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. The expense for the three months ended December 31, 2012 included an expense of $2.4 million that was not incurred in the three months ended December 31, 2013. This represents an adjustment to our tail reserve for professional and general liability claims which is required by accounting standards for companies with claims-made insurance (the “PL/GL Tail Reserve”). For claims arising from occurrences between October 1, 2010 and September 30, 2011, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. From October 1, 2011 to September 30, 2013, we were self-insured for the first $4.0 million of each and every claim without an aggregate limit. Beginning October 1, 2013, we are self-insured for $4.0 million per claim and $28.0 million in the aggregate. Increased costs of insurance and claims have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing our claims exposure. Although insurance premiums did not increase in fiscal 2013 and 2014, they have increased in prior years and may increase in the future.

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

For the three months ended December 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2013
Net revenue	$251,989	$55,492	—	$307,481
Income (loss) from operations	22,089	4,300	(13,306)	13,083
Operating margin	8.8%	7.7%		4.3%
2012
Net revenue	$242,426	$51,210	—	$293,636
Income (loss) from operations	19,812	4,434	(16,497)	7,749
Operating margin	8.2%	8.7%		2.6%

Three months ended December 31, 2013 compared to three months ended December 31, 2012

Consolidated revenue for the three months ended December 31, 2013 increased by $13.8 million, or 4.7%, compared to revenue for the three months ended December 31, 2012. Revenue increased $10.9 million from organic growth, including growth related to new programs, and $2.9 million from acquisitions that closed during and after the three months ended December 31, 2012.

Consolidated income from operations increased from $7.7 million, or 2.6% of revenue, for the three months ended December 31, 2012, to $13.1 million, or 4.3% of revenue, for the three months ended December 31, 2013. The increase in our operating margin is primarily due to the increase in revenue noted above partially offset by the increase in direct labor costs.

Cost of revenue for the three months ended December 31, 2013 increased by $8.1 million as compared to the three months ended December 31, 2012 due to the increase in direct labor costs of approximately $8.8 million partially offset by the decrease in other direct costs of approximately $0.7 million.

Direct labor costs increased by $6.4 million primarily due to increased staffing in connection with new programs and acquisitions, as well as a new compensation program for our direct care workers. In addition, direct labor costs have increased $2.4 million primarily due to a change in reserves for estimated health insurance claims.

Other direct costs for the three months ended December 31, 2013 decreased as compared to the three months ended December 31, 2012 primarily due to a decrease of $2.6 million in professional and general liability expense partially offset by the increase in occupancy expense of $1.7 million and $0.2 million of other direct costs. We incurred lower professional and general liability expense during the three months ended December 31, 2013 due to the additional $2.4 million of expense incurred in the three months ended December 31, 2012 related to the PL/GL Tail Reserve that we did not incur in the current period. The increase in occupancy expense is attributable primarily to new programs and acquisitions that have closed during and after the three months ended December 31, 2012.

General and administrative expenses for the three months ended December 31, 2013 decreased by $0.2 million as compared to the three months ended December 31, 2012 primarily due to decrease in other general and administrative costs partially offset with the increase in staffing costs.

Depreciation and amortization for the three months ended December 31, 2013 increased by $0.6 million as compared to the three months ended December 31, 2012 primarily due to the increase in leasehold improvements to our properties and the acquisition of amortizable assets.

For the three months ended December 31, 2013, our effective income tax rate was 26.2% compared to an effective tax rate of 29.5% for the three months ended December 31, 2012. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

Human Services

Human Services revenue for the three months ended December 31, 2013 increased by $9.5 million, or 3.9%, compared to the three months ended December 31, 2012. Revenue increased $7.5 million from organic growth, including growth related to new programs, and $2.0 million from acquisitions that closed during and after the three months ended December 31, 2012.

Income from operations increased from $19.8 million, or 8.2% of revenue, during the three months ended December 31, 2012 to $22.1 million, or 8.8% of revenue, during the three months ended December 31, 2013. Operating margin was positively impacted primarily due to the increase in revenue as noted above partially offset by the increase in direct labor costs which consisted primarily of approximately $4.5 million related to increase in staffing and approximately $2.4 million related to health insurance expense. In addition, the operating margin was negatively impacted by the increase in occupancy costs of approximately $0.8 million.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the three months ended December 31, 2013 increased by $4.3 million, or 8.4%, compared to the three months ended December 31, 2012. Revenue increased $3.4 million as a result of organic growth, including growth from new programs, and $0.9 million from acquisitions that closed during and after the three months ended December 31, 2012.

Income from operations decreased from $4.4 million, or 8.7% of revenue, during the three months ended December 31, 2012 to $4.3 million, or 7.7% of revenue, during the three months ended December 31, 2013. The decrease in operating margin is primarily due to the increase in direct labor costs of approximately $1.9 million and the increase in occupancy costs of approximately $0.9 million.

Corporate

Total corporate expenses decreased from $16.5 million for the three months ended December 31, 2012 to $13.3 million for the three months ended December 31, 2013. The decrease in expenses is primarily due to the additional $2.4 million of expense that we incurred during the three months ended December 31, 2012 related to the PL/GL Tail Reserve that we did not incur during the three months ended December 31, 2013. In addition, corporate expenses have decreased primarily due to lower professional service fees and other general and administrative related costs.

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

Operating activities

Cash flows provided by operating activities were $10.1 million for the three months ended December 31, 2013 compared to cash flows used in operating activities of $2.7 million for the three months ended December 31, 2012. The increase in cash provided by operating activities is primarily attributable to the decrease in our net loss due to improved operations as well as management of working capital items for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012.

Investing activities

Net cash used in investing activities was $7.3 million and $8.1 million for the three months ended December 31, 2013 and 2012, respectively. Cash paid for property and equipment for the three months ended December 31, 2013 was $6.0 million, or 2.0% of revenue, compared to $8.2 million, or 2.8% of revenue, for the three months ended December 31, 2012. During the three months ended December 31, 2013 we paid $1.2 million for one acquisition in our Human Services segment. During the three months ended December 31, 2012 we paid $0.5 million for one acquisition in our Human Services segment.

Financing activities

Net cash used in financing activities was $1.5 million for the three months ended December 31, 2013 as compared to $10.8 million of cash provided by financing activities for the three months ended December 31, 2012. The decrease in cash provided by financing activities is primarily due to the $30.0 million additional term loan we obtained in February 2013, which had the effect of minimizing the need to draw on our senior revolver.

Our principal sources of funds are cash flows from operating activities, cash on hand, and available borrowings under our senior revolver. Our increased cash interest payments after the refinancing in February 2011 (the “February 2011 Refinancing”) and the $30.0 million incremental term loan and our investments in our growth initiatives reduced our liquidity in the business. During the three months ended December 31, 2013, we borrowed an aggregate of $2.5 million under our senior revolver and repaid $2.5 million during the same period. At December 31, 2013, we had no outstanding borrowings and $75.0 million of availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under our senior revolver. We may draw on the revolver during fiscal 2014 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

On January 31, 2014, we replaced our old senior secured credit facilities with new senior secured credit facilities. The new term loan facility has a seven-year maturity and the new senior revolver has a five-year maturity: provided that if our 12.50% senior notes due 2018 are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity will spring forward to November 15, 2017. We will redeem $38 million aggregate principal amount of the 12.50% senior notes due 2018 in February 26, 2014. See note 13 subsequent events for further information about our new senior secured credit facilities in the notes to our consolidated financial statements.

Debt and Financing Arrangements

Old Senior Secured Credit Facilities

In the February 2011 Refinancing, we entered into senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility, of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility and a (ii) $75.0 million five-year senior secured revolving credit facility. The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortized one percent per year, paid quarterly, with the remaining balance payable at maturity. We refer to these facilities, as amended on October 15, 2012, as the “old senior secured credit facilities”.

The original $530.0 million term loan was issued at a price equal to 98.5% of its face value. The senior credit agreement included a provision for the prepayment of a portion of the outstanding term loan amounts equal to an amount ranging from 0 to 50% of a calculated amount, depending on our leverage ratio, if we generated certain levels of cash flow, sold certain assets or incurred other indebtedness, subject to certain exceptions. We were not required to make such a prepayment. We were required to repay the term loan in quarterly principal installments of 0.25% of the original principal amount, with the balance payable at maturity.

On October 15, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) to amend and restate the senior credit agreement governing the old senior secured credit facilities the “old senior secured credit agreement”. The Amendment Agreement converted the existing term loan facility into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “term loan”), the proceeds of which were used to prepay the existing term loan. The Amendment Agreement also replaced our existing $75.0 million revolving credit facility and the borrowings thereunder with a new $75.0 million revolving credit facility (the “senior revolver”). The Amendment Agreement had the effect of lowering the interest rate we paid on the borrowings under the old senior secured credit facilities by 0.5%, by reducing the LIBOR floor from 1.75% to 1.25%.

On February 4, 2013, we entered into an Incremental Amendment No. 1 (the “Incremental Amendment No. 1”) to the senior credit agreement. The Incremental Amendment No. 1 provided for an additional $30.0 million term loan (the “incremental term loan”) under our existing term loan. The net proceeds were used to repay a majority of the outstanding borrowings under our senior revolver. We were required to repay the incremental term loan in quarterly installments of 0.25% of its principal amount, with the balance payable at maturity. All of the other terms of the incremental term loan were identical to the term loan.

At December 31, 2013, we had $545.1 million of borrowings under the term loan (including the incremental term loan). At December 31, 2013, the variable interest rate on the term loan was 6.5%. We had no borrowings and $75.0 million of availability under the senior revolver at December 31, 2013 and had $42.5 million of standby letters of credit issued under the institutional letter of credit facility primarily related to our workers’ compensation insurance coverage. The interest rate for any borrowings under the senior revolver was 7.5% at December 31, 2013.

New Senior Secured Credit Facilities

On January 31, 2014, we and NMH Holdings, LLC (“Parent”) entered into a new senior credit agreement (the “new senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “new senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “new term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “new senior revolver”). The new term loan facility has a seven-year maturity and the new senior revolver has a five-year maturity; provided, that if our 12.50% Senior Notes due 2018 (the “senior notes”) are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity dates shall spring forward to November 15, 2017. The new senior credit agreement provides that we may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

All of our obligations under the new senior secured credit facilities are guaranteed by Parent and the subsidiary guarantors named therein (the “Subsidiary Guarantors”). Pursuant to the Guarantee and Security Agreement, dated as of January 31, 2014 (the “guarantee and security agreement”), among Parent, as parent guarantor, us, certain of our subsidiaries, as subsidiary guarantors and Barclays Bank, PLC, as administrative agent, subject to certain exceptions, the obligations under the new senior secured credit facilities are secured by a pledge of 100% of our capital stock and the capital stock of domestic subsidiaries owned by us and any other domestic Subsidiary Guarantor and 65% of the capital stock of any first tier foreign subsidiaries, and a security interest in substantially all of our tangible and intangible assets and the tangible and intangible assets of Parent and each Subsidiary Guarantor.

The new senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the new senior revolver. As of January 31, 2014, we had no borrowings under the new senior revolver and approximately $44.7 million of letters of credit issued under the institutional letter of credit facility.

At our option, we may add one or more new term loan facilities or increase the commitments under the new senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million plus any additional amounts so long as certain conditions, including a consolidated first lien leverage ratio (as defined in the new senior credit agreement) of not more than 4.50 to 1.00 on a pro forma basis, are satisfied. The covenants in our indenture governing the senior notes effectively limit the amount of incremental borrowings that we may incur.

Borrowings under the new senior secured credit facilities bear interest, at our option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 2.75% (provided that the ABR rate applicable to the new term loan facility shall not be less than 2.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the new term loan facility shall not be less than 1.00% per annum), plus 3.75%. We are also required to pay a commitment fee to the lenders under the new senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. We must also pay customary letter of credit fees, including a fronting fee as well as administration fees.

The new senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon our achievement of certain first lien leverage ratios) of our annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the new senior credit agreement. We are required to repay the new term loan facility portion of the new senior secured credit facilities in quarterly principal installments of 0.25% of the principal amount commencing on June 30, 2014, with the balance payable at maturity. The new senior credit agreement permits us to offer to the lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the new senior credit agreement. In addition, if, on or prior to July 31, 2014, we prepay or reprice any portion of the new term loan facility, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

12.50% Senior Notes due 2018

On February 9, 2011, we issued $250.0 million in aggregate principal amount of the senior notes at a price equal to 97.7% of their face value. The senior notes mature on February 15, 2018 and bear interest at a rate of 12.50% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2011. The senior notes are unsecured obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our existing subsidiaries.

We issued a partial notice of redemption that we will redeem $38 million aggregate principal amount of the currently outstanding $250.0 million aggregate principal amount of senior notes on February 26, 2014, in accordance with the provisions of the indenture governing the senior notes. The redemption price of the senior notes is 106.250% of the principal amount redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

Covenants

The old senior credit agreement contained and the indenture governing the senior notes contains negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of December 31, 2013.

The new senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, our usage of the new senior revolver exceeds 30% of the commitments thereunder, we are required to maintain at the end of each such fiscal quarter, commencing with the quarter ending June 30, 2014, a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017.

The new senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, it must use the cash to either prepay the new term loan facility or to secure any other obligations under the new senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The new senior credit agreement contains customary affirmative covenants and events of default.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of December 31, 2013:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations(1)	$1,045,913	$72,636	$144,261	$829,016	$—
Operating lease obligations(2)	202,615	48,188	70,568	43,087	40,772
Capital lease obligations	6,838	438	972	1,186	4,242
Purchase obligations(3)	12,573	3,298	8,521	754	—
Standby letters of credit	42,505	42,505	—	—	—

Total obligations and commitments	$1,310,444	$167,065	$224,322	$874,043	$45,014

(1)	Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at December 31, 2013. On January 31, 2014, we replaced our old senior secured credit facilities with new senior secured credit facilities. The new term loan facility has a seven-year maturity and the new senior revolver has a five-year maturity: provided that if our 12.50% senior notes due 2018 are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity dates shall spring forward to November 15, 2017. We will redeem $38 million aggregate principal amount of the 12.50% senior notes due 2018 on February 26, 2014. See note 13 subsequent events for further information about our new senior secured credit facilities in the notes to our consolidated financial statements.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
(3)	Amounts represent the purchase obligations related to information technology services and maintenance contracts.

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

As of December 31, 2013, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of December 31, 2013.

For further discussion of our critical accounting policies see management’s discussion and analysis of financial condition and results of operations contained in our Form 10-K for the year ended September 30, 2013.

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

As a result of the interest rate swap, the variable rate debt outstanding was effectively reduced from $545.1 million outstanding to $145.1 million outstanding as of December 31, 2013. The variable rate debt outstanding relates to the term loan and the senior revolver, which used to bear interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points (subject to a LIBOR floor of 2.25% per annum), plus 4.25%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.25%), plus 5.25%, at our option. A 1% increase in the interest rate on our floating rate debt as of December 31, 2013 would have increased cash interest expense on the floating rate debt by approximately $1.5 million per annum.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and President (principal executive officer) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of December 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, we continued to evaluate the transition of certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

During the quarter ended December 31, 2013, we transitioned certain field general ledger functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years.

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

Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. The Joint Select Committee on Deficit Reduction’s failure to meet the deadline imposed by the Budget Control Act of 2011 triggered automatic across-the-board cuts to discretionary funding, including a 2% reduction to Medicare, effective March 1, 2013, but specifically exempted Medicaid payments to states. While this development did not reduce federal Medicaid funding, reductions in other federal payments to states will put additional stress on state budgets, with the potential to negatively impact the ability of states to provide the state Medicaid matching funds necessary to maintain or increase the federal financial contribution to the program. Negotiations surrounding deficit reduction efforts remain contentious, and most recently resulted in a 16 day government shutdown in October 2013. While Medicaid payments were not affected during this period, the potential for a longer shutdown if further negotiations fail to produce a resolution could cause disruptions in Medicaid support and payments to states. In addition, the federal government may choose to adopt alternative proposals to reduce the federal budget deficit. These alternative reductions could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by the Congress, particularly those included in the Patient Protection and Affordable Care Act of 2010, that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.

Budgetary pressures facing state governments, as well as other economic, industry, and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate experienced unprecedented budgetary deficits in recent years and implemented service reductions, rate freezes and/or rate reductions, including states such as Minnesota, California, Florida, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

Reductions in reimbursement rates or failure to obtain increases in reimbursement rates could adversely affect our revenue, cash flows and profitability.

Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately thirteen percent of our revenue is derived from contracts based on a cost reimbursement model where we are reimbursed for our services based on our costs plus an agreed-upon margin. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected. Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results and our ability to meet obligations under our indebtedness.

Our level of indebtedness could adversely affect our liquidity and ability to raise additional capital to fund our operations, and it could limit our ability to invest in our growth initiatives or react to changes in the economy or our industry.

We have a significant amount of indebtedness and substantial leverage. As of December 31, 2013, we had total indebtedness of $802.0 million. We expect to continue to make new investments in our growth that may reduce liquidity, and we may need to draw on our new senior revolver in the future.

Our substantial degree of leverage could have important consequences, including the following:

•	it may significantly curtail our acquisitions program and may limit our ability to invest in our infrastructure and in growth opportunities;

•	it may diminish our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, future business opportunities and acquisitions and capital expenditures;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our indebtedness and contractual and commercial commitments;

•	interest rates on any portion of our variable interest rate borrowings under the senior secured credit facilities that we have not hedged may increase;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt and a lower degree of leverage; and

•	we may be vulnerable if the country falls into another recession, or if there is a downturn in our business, or we may be unable to carry out activities that are important to our growth.

Subject to restrictions in the indenture governing our senior notes and the new senior credit agreement, we may be able to incur more debt in the future, which may intensify the risks described in this risk factor. All of the borrowings under our new senior secured credit facilities are secured by substantially all of the assets of the Company and its subsidiaries.

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three months ended December 31, 2013, our aggregate rental payments for these leases were $14.0 million. We expect this number will increase during fiscal 2014 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.

As we continue to make new investments in our growth that will reduce liquidity, we may need to draw on the new senior revolver in the future. Our ability to generate sufficient cash flow to fund our debt service, rental payments and other obligations depends on many factors beyond our control. See “Risk Factors—Credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.” In addition, possible acquisitions or investments in organic growth and other strategic initiatives could require additional debt financing. If our future cash flows do not meet our expectations and we are unable to service our debt, or if we are unable to obtain additional debt financing, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying acquisitions, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to effect any of these transactions on satisfactory terms, or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to obtain additional financing on satisfactory terms, or at all, could have a material adverse effect on our business, financial condition and operating results.

Covenants in our debt agreements restrict our business in many ways.

The new senior credit agreement, similar to the old senior credit agreement, and the indenture governing the senior notes contain various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

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

The new senior credit agreement governing the new senior secured credit facilities also requires the Company and its subsidiaries to maintain a specified financial ratio in the event that the Company draws more than $30.0 million under its new senior revolver. That financial ratio becomes more restrictive beginning in fiscal quarter ending March 31, 2017. Our ability to meet this financial ratio and test may be affected by events beyond our control, and we cannot assure you that we will satisfy that test. The breach of any of these covenants or financial ratio could result in a default under the new senior secured credit facilities and the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

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

Although our employees are generally not unionized, we have one business in New Jersey with approximately 44 employees who are represented by a labor union and approximately 277 Connecticut direct care workers who are also represented by a labor union. We began negotiating a labor agreement with the Connecticut union in September 2012 and such negotiations are continuing. We may not be able to negotiate this or future labor agreements on satisfactory terms. Future unionization activities could result in an increase of our labor and other costs. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

The Patient Protection and Affordable Care Act may materially increase our costs and/or make it harder for us to compete as an employer.

The Patient Protection and Affordable Care Act imposed new mandates on employers and individuals. Though the implementation of the requirement that all employers with 50 or more full-time employees provide “credible” health insurance to employees or pay a penalty has been delayed until January 1, 2015, the mandate requiring all individuals to enroll in a “credible” health insurance plan became effective on January 1, 2014. Despite the delayed implementation of the employer mandate, we have recently redesigned our health benefits for calendar year 2014 to offer employees health coverage that meets the requirements of the Patient Protection Affordable Care Act. Depending upon enrollment in our new plan as well as claims experience, our cost for employee health insurance could materially increase. Moreover, if the coverage we are offering isn’t competitive with the health insurance benefits our employees could receive at other employers, we may become less attractive as an employer and it may be difficult for us to compete for qualified employees.

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

In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require spending in advance of revenue. For example, states such as California and New Jersey are in the process of closing institutions and their former residents will need care in community-based settings such as ours. Responding to opportunities such as these typically require significant investment of our resources. In fiscal 2012, fiscal 2013 and the beginning of fiscal 2014, we increased significantly the amount spent on growth initiatives, especially new starts. This elevated level of growth investments has had a negative effect on our operating margin, and we may not realize the anticipated benefits of the spending as soon as we expect to or at any point in the future. If we target the wrong areas, or fail to identify the evolving needs of our payors by responding with service offerings that meet their fiscal and programmatic requirements, we may not realize the anticipated benefits of our investments and the results of our operations may suffer.

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

As part of our growth strategy, we intend to make acquisitions. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:

•	the business we acquire may not continue to generate income at the same historical levels on which we based our acquisition decision;

•	we may be unable to maintain and renew the contracts of the acquired business;

•	unforeseen difficulties may arise in integrating the acquired operations, including employment practices, information systems and accounting controls;

•	we may not achieve operating efficiencies, synergies, economies of scale and cost reductions as expected;

•	management may be distracted from overseeing existing operations by the need to integrate the acquired business;

•	we may acquire or assume unexpected liabilities or there may be other unanticipated costs;

•	we may encounter unanticipated regulatory risk;

•	we may experience problems entering new markets or service lines in which we have limited or no experience;

•	we may fail to retain and assimilate key employees of the acquired business;

•	we may finance the acquisition by incurring additional debt and further increase our leverage; and

•	the culture of the acquired business may not match well with our culture.

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

A portion of our indebtedness, including borrowings under the new senior secured credit facilities bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. The Company entered into an interest rate swap, as amended on October 2012, in a notional amount of $400.0 million effective March 31, 2011 that matures September 30, 2014 in order to hedge the risk of changes in the floating rate of interest on borrowings of secured debt. As a result of the interest rate swap agreement, the floating rate debt has been effectively reduced to $200.0 million. Accordingly, a 1% increase in the interest rate on our floating rate debt would increase cash interest expense of the floating rate debt by approximately $2.0 million per annum. If interest rates increase dramatically, we could be unable to service our debt.

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

For the three months ended December 31, 2013, 14% of our net revenue was derived from contracts with government agencies in the state of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. For example, our I/DD services in Minnesota were negatively impacted in 2009 and 2011 by rate cuts of 2.6% and 1.5%, respectively. We cannot assure you that we will not receive additional rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 55.5% and 56.0% of the total assets on our consolidated balance sheets as of December 31, 2013 and September 30, 2013, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

Unregistered Sales of Equity Securities

No equity securities of the Company or of its indirect parent, NMH Investment, LLC, were sold during the three months ended December 31, 2013.

Repurchases of Equity Securities

No equity securities of the Company or NMH Investment were repurchased during the three months ended December 31, 2013.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.

February 12, 2014	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 and 3.3 of the Form 10-K for the fiscal year ended September 30, 2013 of the March 2007 10-Q

10.1*	Termination of Amended and Restated Employment Agreement, effective as of January 1, 2014, by and between Gregory Torres and National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 10.28 of the Form 10-K for the fiscal year ended September 30, 2013

10.2*	Second Amended and Restated Employment Agreement, effective as of January 1, 2014, by and between Edward M. Murphy and National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 10.29 of the Form 10-K for the fiscal year ended September 30, 2013

10.3*	Employment Agreement, effective as of January 1, 2014, by and between Bruce F. Nardellas and National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 10.30 of the Form 10-K for the fiscal year ended September 30, 2013

10.4*	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Fourth Amendment and Restatement dated December 16, 2013 and effective October 1, 2013.	Incorporated by reference to Exhibit 10.31 of the Form 10-K for the fiscal year ended September 30, 2013

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files