Form 10-Q
period 2014-03-31
NATIONAL MENTOR HOLDINGS, INC.
filed 2014-05-14
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, there were 100 shares outstanding of the registrant’s common stock, $0.01 par value.

Index

National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$19,920	$19,315
Restricted cash	1,947	807
Accounts receivable, net	140,243	144,954
Deferred tax assets, net	17,878	18,424
Prepaid expenses and other current assets	19,448	17,771

Total current assets	199,436	201,271
Property and equipment, net	153,420	153,635
Intangible assets, net	325,862	336,191
Goodwill	238,409	235,623
Restricted cash	50,000	50,000
Other assets	38,924	43,652

Total assets	$1,006,051	$1,020,372

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$18,882	$26,568
Accrued payroll and related costs	66,534	65,340
Other accrued liabilities	41,891	45,066
Obligations under capital lease, current	446	430
Current portion of long-term debt	6,000	5,600

Total current liabilities	133,753	143,004
Other long-term liabilities	62,830	68,936
Deferred tax liabilities, net	80,118	83,235
Obligations under capital lease, less current portion	6,289	6,509
Long-term debt, less current portion	799,312	779,519
Commitments and contingencies
SHAREHOLDER’S DEFICIT
Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	33,900	33,929
Accumulated other comprehensive loss	(1,061)	(1,880)
Accumulated deficit	(109,090)	(92,880)

Total shareholder’s deficit	(76,251)	(60,831)

Total liabilities and shareholder’s deficit	$1,006,051	$1,020,372

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net revenue	$309,815	$295,571	$617,297	$589,207
Cost of revenue (exclusive of depreciation expense shown below)	242,483	232,053	484,335	465,775
Operating expenses:
General and administrative	35,660	37,209	72,141	73,865
Depreciation and amortization	16,605	15,637	32,670	31,145

Total operating expenses	52,265	52,846	104,811	105,010

Income from operations	15,067	10,672	28,151	18,422
Other income (expense):
Management fee of related party	(354)	(329)	(699)	(665)
Other income, net	31	397	377	735
Extinguishment of debt	(14,699)	—	(14,699)	—
Interest income	108	71	137	76
Interest expense	(17,451)	(19,342)	(36,952)	(38,947)

Loss from continuing operations before income taxes	(17,298)	(8,531)	(23,685)	(20,379)
Benefit for income taxes	(5,779)	(3,285)	(7,453)	(6,784)

Loss from continuing operations	(11,519)	(5,246)	(16,232)	(13,595)
Gain (loss) from discontinued operations, net of tax	(1)	(2,589)	22	(2,614)

Net loss	$(11,520)	$(7,835)	$(16,210)	$(16,209)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net loss	$(11,520)	$(7,835)	$(16,210)	$(16,209)
Other comprehensive loss, net of tax:
Gain on derivative instrument net of tax for the three and six months ended March 31, 2014 of $236 and $546, respectively, and $227 and $448 for the three and six months ended March 31, 2013, respectively	353	343	819	608

Comprehensive loss	$(11,167)	$(7,492)	$(15,391)	$(15,601)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(16,210)	$(16,209)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accounts receivable allowances	7,919	7,418
Depreciation and amortization of property and equipment	13,639	12,472
Amortization of intangible assets	19,030	18,834
Amortization and write-off of original issue discount and initial purchasers discount	6,218	1,474
Amortization and write-off of financing costs	8,903	1,410
Stock-based compensation	58	233
Deferred income taxes	(2,881)	(6,104)
Loss on disposal of assets	(348)	77
Non-cash impairment charge	—	4,158
Changes in operating assets and liabilities:
Accounts receivable	(3,208)	(6,893)
Other assets	5,072	(4,610)
Accounts payable	(7,259)	(5,813)
Accrued payroll and related costs	1,194	(6,618)
Other accrued liabilities	(1,638)	(2,537)
Other long-term liabilities	(6,106)	9,648

Net cash provided by operating activities	24,383	6,940
Investing activities
Cash paid for acquisitions, net of cash received	(11,828)	(475)
Purchases of property and equipment	(14,358)	(15,375)
Changes in restricted cash	(1,140)	331
Proceeds from sale of assets	787	788

Net cash used in investing activities	(26,539)	(14,731)
Financing activities
Repayments of long-term debt	(584,525)	(2,725)
Proceeds from borrowings under senior revolver	9,300	448,900
Repayments of borrowings under senior revolver	(9,300)	(462,700)
Issuance of debt	598,500	30,000
Repayments of capital lease obligations	(204)	(205)
Dividend to parent	(87)	(26)
Payments of financing costs	(10,923)	(2,048)

Net cash provided by financing activities	2,761	11,196

Net increase in cash and cash equivalents	605	3,405
Cash and cash equivalents at beginning of period	19,315	—

Cash and cash equivalents at end of period	$19,920	$3,405

Supplemental disclosure of cash flow information
Cash paid for interest	$34,499	$35,638
Cash paid for income taxes	$483	$471
Supplemental disclosure of non-cash investing activities:
Accrued property, plant and equipment	$472	$530

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2014

(Unaudited)

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 36 states. The Company provides residential services to approximately 12,500 clients, some of whom also receive periodic services. Approximately 16,100 clients receive periodic services from the Company in non-residential settings.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and six months ended March 31, 2014 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

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

Technical Corrections and Improvements Related to Glossary Terms – In March 2014, the FASB issued Accounting Standards Update No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms (“ASU 2014-06”). The amendments in this Update relate to glossary terms and cover a wide range of Topics in the Codification. The amendments in this Update were effective for the Company beginning the second quarter of the fiscal year ending September 30, 2014. This adoption did not have a material impact on the Company’s consolidated financial statements.

3. Long-Term Debt

As of March 31, 2014 and September 31, 2013, the Company’s long-term debt consisted of the following:

(in thousands)	March 31, 2014	September 30, 2013
Term loan principal and interest due in quarterly installments through January 31, 2021, subject to acceleration to November 15, 2017	$600,000	$—
Prior term loan, principal and interest repaid on January 31, 2014	—	546,525
Original issue discount on term loan, net of accumulated amortization	(1,432)	(4,403)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	212,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(5,256)	(7,003)

	805,312	785,119
Less current portion	6,000	5,600

Long-term debt	$799,312	$779,519

On January 31, 2014, the Company completed a refinancing transaction by entering into the senior secured credit facilities consisting of a term loan facility and a senior revolver. In connection with the refinancing transaction, the prior senior secured credit facilities were repaid and replaced with the senior secured credit facilities. The Company incurred $11.1 million of expenses related to the refinancing transaction including $7.2 million related to the write-off of deferred financing costs and $3.9 million related to the write-off of original issue discount related to the prior indebtedness. These expenses are recorded on the Company’s consolidated statement of operations as Extinguishment of debt.

On February 26, 2014, the Company redeemed $38.0 million aggregate principal amount of the outstanding senior notes, in accordance with the provisions of the indenture governing the senior notes. In connection with the partial redemption of the senior notes, the Company incurred $3.6 million of expenses including $2.4 million related to redemption premium, $1.0 million related to the write-off of original issue discount and initial purchase discount, and $0.2 million related to the write-off of deferred financing costs. These expenses are recorded on the Company’s consolidated statement of operations as Extinguishment of debt.

At September 30, 2013, the Company had $785.1 million of indebtedness, consisting of $546.5 million of indebtedness under the prior term loan and incremental term loan facilities and unamortized original issue discount of $4.4 million, $250.0 million aggregate principal amount of the 12.5% senior notes due 2018 (the “senior notes”) and unamortized original issue discount and initial purchase discount of $7.0 million. As of September 30, 2013, the Company did not have any borrowing under the prior senior revolving credit facility (the “prior senior revolver”).

Senior Secured Credit Facilities

On January 31, 2014, the Company and NMH Holdings, LLC (“Parent”) entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility has a seven-year maturity and the senior revolver has a five-year maturity; provided, that if the Company’s senior notes due 2018 are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity dates shall spring forward to November 15, 2017. The senior credit agreement provides that the Company may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

All of the Company’s obligations under the senior secured credit facilities are guaranteed by Parent and the subsidiary guarantors named therein (the “Subsidiary Guarantors”). Pursuant to the Guarantee and Security Agreement, dated as of January 31, 2014 (the “guarantee and security agreement”), among Parent, as parent guarantor, the Company, certain subsidiaries of the Company, as subsidiary guarantors and Barclays Bank, PLC, as administrative agent, subject to certain exceptions, the obligations under the senior secured credit facilities are secured by a pledge of 100% of the Company’s capital stock and the capital stock of certain domestic subsidiaries and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of Parent and each Subsidiary Guarantor.

Borrowings under the senior secured credit facilities bear interest, at the Company’s option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 2.75% (provided that the ABR rate applicable to the term loan facility will not be less than 2.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 1.00% per annum), plus 3.75%. The Company is also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. The Company must also pay customary letter of credit fees.

Term loan

As of March 31, 2014, the Company had $600 million of borrowings under the term loan. At March 31, 2014, the variable interest rate on the term loan was 4.75%.

The senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon our achievement of certain first lien leverage ratios) of our annual excess cash flow (as defined in the senior credit agreement); (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. We are required to repay the term loan facility portion of the senior secured credit facilities in quarterly principal installments of 0.25% of the principal amount commencing on June 30, 2014, with the balance payable at maturity. The senior credit agreement permits us to offer to the lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the senior credit agreement. In addition, if, on or prior to July 31, 2014, we prepay or reprice any portion of the term loan facility, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

Prior term loan

The prior term loan was issued at a price equal to 98.5% of its face value. The prior senior credit agreement also included an annual provision for the prepayment of a portion of the outstanding term loan amounts beginning in fiscal 2011 equal to an amount ranging from 0 to 50% of a calculated amount, depending on the Company’s leverage ratio, if the Company generated certain levels of cash flow. The Company was not required to make such a prepayment of its prior term loan. The Company was required to repay the prior term loan in quarterly principal installments of 0.25% of the original principal amount, with the balance payable at maturity.

Senior revolver

During the six months ended March 31, 2014, the Company drew $9.3 million under the senior revolver and repaid $9.3 million during the period. At March 31, 2014, the Company had no outstanding borrowings under the senior revolver and $100.0 million of availability under the senior revolver. The Company had $44.7 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. The Company’s institutional letter of credit facility provided for the issuance of letters of credit up to the $50.0 million limit, and letters of credit in excess of that amount reduced availability under the Company’s senior revolver. The interest rate for borrowings under the senior revolver was 6.0% as of March 31, 2014.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” Any swingline loans or other borrowings under the senior revolver would have maturities less than one year, and would be reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

Prior senior revolver

The prior senior revolver provided for borrowings of up to $75.0 million.

Senior Notes

In February 2011, the Company issued $250.0 million of 12.5% senior notes due 2018 (the “senior notes”) at a price equal to 97.7% of their face value, for net proceeds of $244.3 million. The net proceeds were further reduced by an initial purchasers’ discount of $5.6 million. The senior notes are the Company’s unsecured obligations and are guaranteed by certain of the Company’s existing subsidiaries.

The Company redeemed $38 million aggregate principal amount of the outstanding senior notes on February 26, 2014, in accordance with the provisions of the indenture governing the senior notes. The redemption price of the senior notes was 106.250% of the principal amount redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

Covenants

The senior credit agreement and indenture governing the senior notes contain negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant that requires the Company to maintain a specified consolidated leverage ratio in the event the Company borrows in excess of 30% of its senior revolver commitment if, at the end of any fiscal quarter our usage of the senior revolver exceeds 30% of the commitments thereunder, we are required to maintain at the end of each such fiscal quarter, commencing with the quarter ending June 30, 2014, a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of March 31, 2014 as our usage of the senior revolver did not exceed the threshold for the quarter ended March 31, 2014.

The Company is restricted from paying dividends to Parent in excess of $15.0 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes, and certain other exceptions.

Derivatives

The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011, maturing on September 30, 2014. The Company entered into this interest rate swap to hedge the risk of changes in the floating rate of interest on borrowings under the term loan.

On October 15, 2012, the Company amended the terms of its interest rate swap agreement in connection with the amendment and restatement of the terms of the old senior secured credit facilities. The notional amount of the interest rate swap of $400.0 million and maturity date of September 30, 2014 remained unchanged. Under the new terms of the interest rate swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.08% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under the Company’s prior term loan, this swap effectively fixed the Company’s cost of borrowing for $400.0 million of the old term loan at 7.3% per annum for the term of the swap. As a result of the modification of the terms of the interest rate swap agreement, the fair value of the interest rate swap was increased by $68 thousand and the increase in fair value is being amortized into Other income (expense) over the remaining term of the interest rate swap agreement.

Prior to the January 31, 2014 refinancing transaction, the Company accounted for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship was assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was recorded in current liabilities (under Other accrued liabilities) and was determined based on pricing models and independent formulas using current assumptions. The change in fair market value was recorded in the consolidated statements of comprehensive loss.

In conjunction with the January 31, 2014 refinancing transaction, the Company de-designated the interest rate swap agreement as a cash flow hedge. Subsequent to the January 31, 2014 refinancing transaction, prospective mark to market adjustments will be recognized in earnings and accumulated mark to market adjustments are being amortized and recognized in earnings over the term of the interest rate swap agreement which matures on September 30, 2014. For the three months and six months ending March 31, 2014, the Company recognized $0.6 million of interest expense, related to the amortization of the previously mark to market adjustments. As of March 31, 2014, the unamortized historical mark to market adjustments balance was $1.1 million net of tax effect of $0.7 million.

4. Shareholder’s Equity

Common Stock

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.

Dividends to Parent

During the second quarter of fiscal 2014 and 2013, our indirect parent NMH Investment, LLC repurchased equity units from employees upon or after their departures from the Company of $87 thousand and $26 thousand, respectively. The Company accounted for these repurchases as dividends of $87 thousand and $26 thousand, respectively, to its indirect parent NMH Investment, LLC to fund these repurchases.

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

During the six months ended March 31, 2014, the Company acquired four companies complementary to its business for a total cash consideration of $11.8 million.

Show-Me Health Care. On November 29, 2013, the Company acquired the assets of Show-Me Health Care for $1.2 million. Show-Me Health Care is located in Missouri and provides community-based supportive living services to individuals with developmental disabilities. As a result of this acquisition, the Company recorded $0.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.9 million of intangible assets which included $0.7 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of licenses and permits with a weighted average useful life of 10 years, and $14 thousand of non-compete/non-solicit agreement with a useful life of 5 years.

Occazio, Inc. (“Occazio”). On January 2, 2014, the Company acquired the assets of Occazio for $5.5 million. Occazio is located in Indiana and provides residential, home care and home health care services to consumers with intellectual and/or developmental disabilities. As a result of this acquisition, the Company recorded $1.4 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $3.9 million of intangible assets which included $2.9 million of agency contracts with a weighted average useful life of 12 years, $0.7 million of licenses and permits with a weighted average useful life of 10 years, $0.2 million trade name with a useful life of 5 years, and $24 thousand of non-compete/non-solicit agreement with a useful life of 5 years. The remaining purchase price was allocated to tangible assets.

Momentum Rehabilitation Services, Inc., D/B/A Ann Arbor Rehabilitation Centers (“Ann Arbor”). On February 7, 2014, the Company acquired the assets of Ann Arbor for $4.8 million. Ann Arbor is located in Michigan and provides comprehensive on and off-campus residential housing and personalized daily services to adults with traumatic brain injury. As a result of this acquisition, the Company recorded $1.0 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $3.8 million of intangible assets which included $3.7 million of agency contracts with a weighted average useful life of 12 years, $0.1 million trade name with a useful life of 5 years, and $33 thousand of non-compete/non-solicit agreement with a useful life of 5 years.

Rose View Group Home, LLC (“Rose View”). On December 3, 2013, the Company acquired the assets of Rose View for $0.2 million. Rose View is located in Ohio and provides group home and related services to individuals with developmental disabilities.

The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of the acquisition:

(in thousands)	Show-Me Health Care	Occazio	Ann Arbor	Rose View	Total
Identifiable intangible assets	$895	$3,863	$3,800	$143	$8,701
Property and equipment	9	216	50	—	275

Total identifiable net assets	$904	$4,079	$3,850	$143	$8,976
Goodwill	$336	$1,421	$972	$57	$2,786

6. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the six months ended March 31, 2014 are as follows:

	Human Services	Post -Acute Specialty Rehabilitation Services	Total
	(in thousands)
Balance as of September 30, 2013	$169,622	$66,001	$235,623
Goodwill acquired through acquisitions	1,814	972	2,786

Balance as of March 31, 2014	$171,436	$66,973	$238,409

Intangible Assets

Intangible assets consist of the following as of March 31, 2014:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$471,854	$211,134	$260,720
Non-compete/non-solicit	5,006	2,529	2,477
Relationship with contracted caregivers	10,963	8,454	2,509
Trade names	4,067	2,655	1,412
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	46,730	30,668	16,062
Intellectual property	904	622	282

	$581,924	$256,062	$325,862

Intangible assets consist of the following as of September 30, 2013:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$464,480	$195,737	$268,743
Non-compete/non-solicit	4,929	2,058	2,871
Relationship with contracted caregivers	10,963	7,905	3,058
Trade names	3,787	2,431	1,356
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	45,760	28,343	17,417
Intellectual property	904	558	346

	$573,223	$237,032	$336,191

Amortization expense for continuing operations was $9.6 million and $19.0 million for the three and six months ended March 31, 2014, as compared to $9.3 million and $18.7 million for the three and six months ended March 31, 2013, respectively. There was no amortization expense for discontinued operations for the three and six months ended March 31, 2014, as compared to $0.1 million and $0.2 million for the three and six months ended March 31, 2013.

The estimated remaining amortization expense related to intangible assets with finite lives for the six months remaining in fiscal 2014 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2014	$18,623
2015	36,168
2016	34,266
2017	30,069
2018	29,139
Thereafter	135,197

$283,462

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

This agreement provides for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $0.4 million and $0.7 million of management fees and expenses for the three and six months ended March 31, 2014, as compared to $0.3 million and $0.7 million in March 31, 2013, respectively. The accrued liability related to the management agreement was $0.2 million and $0.5 million at March 31, 2014 and September 30, 2013, respectively.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California. These leases have various expiration dates extending out as far as January 2019. Related party lease expense was $0.3 million and $0.7 million for the three and six months ended March 31, 2014, as compared to $0.4 million and $0.8 million for the three and six months ended March 31, 2013, respectively.

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

Assets and liabilities recorded at fair value at March 31, 2014 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(1,627)	$—	$(1,627)	$—

Assets and liabilities recorded at fair value at September 30, 2013 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,165)	$—	$(3,165)	$—

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

At March 31, 2014 and September 30, 2013, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	March 31, 2014		September 30, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$206,744	$226,840	$242,997	$268,750

The fair values were estimated using calculations based on quoted market prices when available and company –specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

9. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three and six months ended March 31, 2014, the Company’s effective income tax rate was 33.4% and 31.5%, as compared to an effective tax rate of 38.5% and 33.3% for the three and six months ended March 31, 2013. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

NMH Holdings, Inc. files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2010. The Company did not have a reserve for uncertain income tax positions at March 31, 2014 and September 30, 2013. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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

For the three months ended March 31,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(in thousands)
2014
Net revenue	$254,627	$55,188	$—	$309,815
Income (loss) from operations	24,564	3,602	(13,099)	15,067
Total assets	656,084	200,503	149,464	1,006,051
Depreciation and amortization	11,346	4,650	609	16,605
Purchases of property and equipment	3,335	4,228	772	8,335
Income (loss) from continuing operations before income taxes	(184)	(1,583)	(15,531)	(17,298)
2013
Net revenue	$244,086	$51,485	$—	$295,571
Income (loss) from operations	20,258	3,596	(13,182)	10,672
Depreciation and amortization	11,248	3,840	549	15,637
Purchases of property and equipment	3,111	1,687	2,350	7,148
Income (loss) from continuing operations before income taxes	4,134	327	(12,992)	(8,531)

For the six months ended March 31,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(in thousands)
2014
Net revenue	$506,617	$110,680	$—	$617,297
Income (loss) from operations	46,654	7,902	(26,405)	28,151
Total assets	656,084	200,503	149,464	1,006,051
Depreciation and amortization	22,390	9,023	1,257	32,670
Purchases of property and equipment	6,395	6,455	1,508	14,358
Income (loss) from continuing operations before income taxes	5,709	(730)	(28,664)	(23,685)
2013
Net revenue	$486,512	$102,695	$—	$589,207
Income (loss) from operations	40,114	8,030	(29,722)	18,422
Depreciation and amortization	22,304	7,689	1,152	31,145
Purchases of property and equipment	8,532	3,957	2,886	15,375
Income (loss) from continuing operations before income taxes	7,417	1,412	(29,208)	(20,379)

Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for approximately 14% of the Company’s revenue for the three and six months ended March 31, 2014, as compared to 14% for the three and six months ended March 31, 2013.

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

Two subsidiaries are named defendants in an action currently pending in the Illinois Circuit Court, Cook County, Law Division. The action was brought September 10, 2009, on behalf of a minor with disabilities by her guardian ad litem and biological parents who seek damages for injuries suffered by the minor during a foster home placement coordinated by the Company. The plaintiffs assert several claims against the Company including negligence and willful and wanton misconduct. In late 2013, the plaintiffs were granted leave to file an amended complaint seeking relief for punitive damages against the Company. Although substantial insurance cover is available, in the event the case is not settled within policy limits and proceeds to trial (currently scheduled for October 2014) an unfavorable outcome could be material to the results of operations, financial condition and cash flows of the Company.

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

13. Subsequent Events

Acquisitions

Subsequent to the three months ended March 31, 2014, the Company acquired Tender Loving Care Metro, LLC which is complementary to its Human Service business. Aggregate cash consideration for this acquisition was $3.0 million. The Company is in the process of completing the allocation of the purchase prices to the fair value of net assets acquired.

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

Overview

We are a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities (“I/DD”), acquired brain injury (“ABI”) and other catastrophic injuries and illnesses, and to youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (“ARY”). Since our founding in 1980, our operations have grown to 36 states. We provide services to approximately 12,500 clients in residential settings, some of whom also receive periodic services. Approximately 16,100 clients receive periodic services from us in non-residential settings.

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

Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management and personal care. Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family reunification, family preservation, and early intervention and adoption services. Our SRS segment delivers healthcare and community-based human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses. Our services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include skilled nursing, neurorehabilitation, neurobehavioral rehabilitation, physical, occupational, and speech therapy, supported living, outpatient treatment and pre-vocational services.

Factors Affecting our Operating Results

Demand for Home and Community-Based Health and Human Services

Our growth in revenue has historically been related to increases in the number of individuals served as well as increases in the rates we receive for our services. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, our new start program and upon acquisitions. We also attribute the long-term growth in our client base to certain trends that are increasing demand in our industry, including demographic, health-care and political developments.

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and many may soon be unable to continue with these responsibilities. Many states continue to downsize or close large, publicly run facilities for individuals with I/DD and refer those individuals to private providers of community-based services. Each of these factors affects the size of the I/DD population in need of services. And while our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, this trend has contributed to significant increased demand for periodic, non-residential services to support at-risk youth and their families. It is also noteworthy that in recent years the general foster care population across the country has stabilized. Demand for our SRS services has also grown as faster emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and as a “step-down” for individuals who no longer require care in acute settings.

Political and economic trends can also affect our operations. In particular, state budgetary pressures, especially within Medicaid programs, may influence the overall level of payments for our services, the number of clients and the preferred settings for many of the services we provide. For example, during the economic downturn that began in 2008, our government payors in several states responded to deteriorating revenue collections by implementing provider rate reductions. More recently, the rate environment has improved and, as a result, for state fiscal year 2014, which began in most states on July 1, 2013, we have received modest pricing increases in some jurisdictions.

Historically, pressure from client advocacy groups for the populations we serve has generally helped our business, as these groups generally seek to pressure governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant cutbacks as compared with certain other human services, although we did suffer rate reductions during and after the recession that began in 2008. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. The majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.

Expansion

We have grown our business through expansion of existing markets and programs, entry into new geographical markets as well as through acquisitions.

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to such new programs as “new starts”). If a new start does not become profitable during such period, we may terminate it. During the twelve months ended March 31, 2014, operating losses on new starts for programs started within the previous 18 months were $6.4 million, as compared to $10.9 during the twelve months ended March 31, 2013. During the three and six months ended March 31, 2014, operating losses on new starts for programs started within the previous 18 months were $1.5 million and $2.9 million, as compared to $3.1 million and $5.7 million during the three and six months ended March 31, 2013, respectively. The losses in both periods reflect a substantial increase in both the number of new starts and the substantial investments we are making in some of these new starts, as compared to our historical norm.

Acquisitions

As of March 31, 2014, we have completed 33 acquisitions since the beginning of fiscal year 2009 including several acquisitions of rights to government contracts or fixed assets from small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically continue to do so in the future. Acquisitions could have a material impact on our consolidated financial statements.

During the six months ended March 31, 2014, we acquired four companies complementary to our business, for a total cash consideration of $11.8 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Net revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments. Revenue is also reported net of any state provider taxes or gross receipts taxes levied on services we provide. During both the three and six months ended March 31, 2014, we derived approximately 90% of our net revenue from contracts with state, local and other government payors and approximately 10% of our revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type, and may be based on per person per diems, rates established by the jurisdiction, cost-based reimbursement, hourly rates and/or units of service. We bill most of our residential services on a per diem basis, and we bill most of our non-residential services on an hourly basis. Some of our revenue is billed pursuant to cost-based reimbursement contracts, under which the billed rate is tied to the underlying costs. Lower than expected cost levels may require us to return previously received payments after cost reports are filed. In such instances, we estimate and record a liability from such excess payments. In addition, our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions.

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

Occupancy costs represent a significant portion of our operating costs. As of March 31, 2014, we owned 379 facilities and three offices, and we leased approximately 1,296 facilities and approximately 267 offices. We expect occupancy costs to increase during fiscal 2014 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expense totaled 0.9% of our net revenue for both the three and six months ended March 31, 2014, as compared to 1.0% and 1.4% for the three and six months ended March 31, 2013, respectively. We incurred professional and general liability expenses of $2.7 million and $5.3 million for the three and six months ended March 31, 2014, as compared to $2.9 million and $8.1 million for the three and six months ended March 31, 2013, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. The expense for the six months ended March 31, 2013 included an expense of $2.4 million related to an adjustment to our tail reserve for professional and general liability claims which is required by accounting standards for companies with claims-made insurance (the “PL/GL Tail Reserve”). For claims arising from occurrences between October 1, 2010 and September 30, 2011, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. From October 1, 2011 to September 30, 2013, we were self-insured for the first $4.0 million of each and every claim without an aggregate limit. Beginning October 1, 2013, we are self-insured for $4.0 million per claim and $28.0 million in the aggregate. Increased costs of insurance and claims have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing our claims exposure. Although insurance premiums did not increase in fiscal 2013 and 2014, they have increased in prior years and may increase in the future.

Results of Operations

The following table sets forth income (loss) from operations as a percentage of net revenue (operating margin) for the periods indicated:

For the three months ended March 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2014
Net revenue	$254,627	$55,188	$—	$309,815
Income (loss) from operations	24,564	3,602	(13,099)	15,067
Operating margin	9.6%	6.5%		4.9%
2013
Net revenue	$244,086	$51,485	$—	$295,571
Income (loss) from operations	20,258	3,596	(13,182)	10,672
Operating margin	8.3%	7.0%		3.6%

For the six months ended March 31,	Human Services	Post Acute Specialty Rehabilitation Services	Corporate	Consolidated
(in thousands)
2014
Net revenue	$506,617	$110,680	$—	$617,297
Income (loss) from operations	46,654	7,902	(26,405)	28,151
Operating margin	9.2%	7.1%		4.6%
2013
Net revenue	$486,512	$102,695	$—	$589,207
Income (loss) from operations	40,114	8,030	(29,722)	18,422
Operating margin	8.2%	7.8%		3.1%

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Consolidated revenue for the three months ended March 31, 2014 increased by $14.2 million, or 4.8%, compared to revenue for the three months ended March 31, 2013. Revenue increased $7.0 million from organic growth, including growth related to new programs, and $7.2 million from acquisitions that closed during and after the three months ended March 31, 2013.

Consolidated income from operations increased from $10.7 million, or 3.6% of revenue, for the three months ended March 31, 2013, to $15.1 million, or 4.9% of revenue, for the three months ended March 31, 2014. The increase in our operating margin is primarily due to the increase in revenue noted above partially offset by the increase in other direct costs.

Cost of revenue for the three months ended March 31, 2014 increased by $10.4 million as compared to the three months ended March 31, 2013 due to the increase in direct labor costs of $5.5 million and the increase in other direct costs of $4.9 million.

Direct labor costs increased by $6.5 million primarily due to increased staffing in connection with new programs and acquisitions, as well as a new compensation program for our direct care workers. The increase in direct labor costs is partially offset by favorable experience for estimated health insurance claims of $1.0 million. Other direct costs for the three months ended March 31, 2014 increased as compared to the three months ended March 31, 2013 primarily due to an increase in occupancy expense of $2.6 million, employment practices liability expense of $0.9 million, travel and transportation expense of $0.8 million, and $0.6 million of client related costs. The increase in occupancy expense is attributable primarily to new programs and acquisitions that have closed during and after the three months ended March 31, 2013. The increase in employment practices liability expense is primarily related to a change in reserves reflecting the development of prior period claims.

General and administrative expenses for the three months ended March 31, 2014 decreased by $1.5 million as compared to the three months ended March 31, 2013 primarily due to a decrease in staffing costs.

Depreciation and amortization for the three months ended March 31, 2014 increased by $1.0 million as compared to the three months ended March 31, 2013 primarily due to the increase in leasehold improvements to our properties and the acquisition of amortizable assets.

For the three months ended March 31, 2014, our effective income tax rate was 33.4% compared to an effective tax rate of 38.5% for the three months ended March 31, 2013. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible stock-based compensation, and net operating losses not benefited.

Human Services

Human Services revenue for the three months ended March 31, 2014 increased by $10.5 million or 4.3%, compared to the three months ended March 31, 2013. Revenue increased $4.8 million from organic growth, including growth related to new programs, and $5.7 million from acquisitions that closed during and after the three months ended March 31, 2013.

Income from operations increased from $20.3 million, or 8.3% of revenue, during the three months ended March 31, 2013 to $24.5 million, or 9.6% of revenue, during the three months ended March 31, 2014. Operating margin was positively impacted primarily due to the increase in revenue as noted above partially offset by the increase in other direct costs which consisted primarily of $1.6 million of occupancy costs, $0.8 million of employment practices liability expense, and $0.6 million of travel and transportation expense.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the three months ended March 31, 2014 increased by $3.7 million, or 7.2%, compared to the three months ended March 31, 2013. Revenue increased $2.2 million as a result of organic growth, including growth from new programs, and $1.5 million from acquisitions that closed during and after the three months ended March 31, 2013.

Income from operations for the three months ended March 31, 2014 is $3.6 million or 6.5% of revenue, compared to $3.6 million or 7.0% of revenue for the three months ended March 31, 2013. The decrease in operating margin is primarily due to the increase in direct labor costs of $2.0 million, increase in occupancy costs of $0.9 million, and increase in client related costs as well as travel and transportation costs of $0.9 million partially offset by the decrease of $0.6 million in general and administrative expenses.

Corporate

Total corporate expenses decreased from $13.2 million for the three months ended March 31, 2013 to $13.1 million for the three months ended March 31, 2014.

Six months ended March 31, 2014 compared to six months ended March 31, 2013

Consolidated revenue for the six months ended March 31, 2014 increased by $28.1 million, or 4.8%, compared to revenue for the six months ended March 31, 2013. Revenue increased $18.1 million from organic growth, including growth related to new programs, and $10.0 million from acquisitions that closed during and after the six months ended March 31, 2013.

Consolidated income from operations increased from $18.4 million, or 3.1% of revenue, for the six months ended March 31, 2013 to $28.2 million, or 4.6% of revenue, for the six months ended March 31, 2014. The increase in our operating margin is primarily due to the increase in revenue noted above as well as expense leveraging and cost containment efforts partially offset by the increase in other direct costs.

Cost of revenue for the six months ended March 31, 2014 increased by $18.6 million as compared to the six months ended March 31, 2013 due to an increase in direct labor costs of $14.4 million and an increase in other direct costs of $4.2 million.

The increase in direct labor costs is primarily due to increased staffing in connection with new programs and acquisitions, as well as a new compensation program for our direct care workers.

Other direct costs for the six months ended March 31, 2014 increased as compared to the six months ended March 31, 2013 primarily due to increase in occupancy expense of $4.3 million, client related costs of $1.8 million, and employment practices liability expense of $0.9 million. The increase in occupancy expense is attributable primarily to new programs and acquisitions that have closed during and after the three months ended March 31, 2013. The increase in employment practices liability expense is primarily related to a change in reserves reflecting the development of prior period claims.

The increase in other direct costs is partially offset by the decrease in professional and general liability expense of $2.8 million. During the six months ended March 31, 2013, we incurred an additional $2.4 million of expense related to the PL/GL Tail Reserve as compared to the six months ended March 31, 2014. The expense relating to professional and general liability retentions and premium is included in Cost of revenue in the accompanying consolidated statements of operations.

General and administrative expenses for the six months ended March 31, 2014 decreased by $1.7 million as compared to the six month ended March 31, 2013 primarily due to decrease in professional service fees and business and office related costs.

Depreciation and amortization expense increased $1.5 million during the six months ended March 31, 2014 from the prior year period primarily due to the increase in leasehold improvements to our properties and the acquisition of amortizable assets.

For the six months ended March 31, 2014, our effective income tax rate was 31.5% compared to an effective tax rate of 33.3% for the six months ended March 31, 2013. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

Human Services

Human Services revenue for the six months ended March 31, 2014 increased by $20.1 million, or 4.1%, compared to the six months ended March 31, 2013. Revenue increased $12.5 million from organic growth, including growth related to new programs, and $7.6 million from acquisitions that closed during and after the six months ended March 31, 2013.

Income from operations increased from $40.1 million, or 8.2% of revenue, during the six months ended March 31, 2013 to $46.6 million, or 9.2% of revenue, during the six months ended March 31, 2014.

Operating margin was positively impacted primarily due to the increase in revenue as noted above partially offset by the increase in other direct costs which consisted primarily of $2.5 million of occupancy costs, and $0.7 million of employment practices liability expense.

Post-Acute Specialty Rehabilitation Services

Post-Acute Specialty Rehabilitation Services revenue for the six months ended March 31, 2014 increased by $8.0 million, or 7.8%, compared to the six months ended March 31, 2013. Revenue increased $5.5 million as a result of organic growth, including growth from new programs, and $2.5 million from acquisitions that closed during and after the six months ended March 31, 2013.

Income from operations decreased from $8.0 million, or 7.8% of revenue, during the six months ended March 31, 2013 to $7.9 million, or 7.1% of revenue, during the six months ended March 31, 2014. The decrease in operating margin is primarily due to the increase in direct labor costs of $3.9 million, increase in occupancy costs of $1.8 million, and an increase in client related costs as well as travel and transportation costs of $1.3 million.

Corporate

Total corporate expenses decreased from $29.7 million for the six months ended March 31, 2013 to $26.4 million for the six months ended March 31, 2014. The decrease in expenses is primarily due to the additional $2.4 million of expense that we incurred during the six months ended March 31, 2013 related to the PL/GL Tail reserve that we did not incur during the six months ended March 31, 2014. In addition, corporate expenses have decreased primarily due to lower professional service fees and other business and office related costs

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand, and available borrowings under our senior revolver (as defined below).

Operating activities

Cash flows provided by operating activities were $24.4 million for the six months ended March 31, 2014 compared to cash flows provided by operating activities of $6.9 million for the six months ended March 31, 2013. The increase in cash provided by operating activities is primarily attributable to the management of working capital items for the six months ended March 31, 2014 as compared to the six months ended March 31, 2013.

Investing activities

Net cash used in investing activities was $26.5 million and $14.7 million for the six months ended March 31, 2014 and 2013, respectively. Cash paid for property and equipment for the six months ended March 31, 2014 was $14.4 million, or 2.3% of revenue, compared to $15.4 million, or 2.6% of revenue, for the six months ended March 31, 2013. During the six months ended March 31, 2014 we paid $11.8 million for four acquisitions. During the six months ended March 31, 2013 we paid $0.5 million for one acquisition in our Human Services segment.

Financing activities

On January 31, 2014, we replaced our prior senior secured credit facilities with the senior secured credit facilities consisting of a term loan facility and a senior revolver. The term loan facility has a seven-year maturity and the senior revolver has a five-year maturity: provided that if our 12.50% senior notes due 2018 are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity will spring forward to November 15, 2017. We redeemed $38 million aggregate principal amount of the 12.50% senior notes due 2018 in February 26, 2014. See note 3 long-term debt for further information about our senior secured credit facilities in the notes to our consolidated financial statements.

Net cash provided by financing activities was $2.8 million for the six months ended March 31, 2014 as compared to $11.2 million of cash provided by financing activities for the six months ended March 31, 2013. The decrease in cash provided by financing activities is primarily due to the $30.0 million additional term loan we obtained in February 2013, which had the effect of minimizing the need to draw on our senior revolver.

Our principal sources of funds are cash flows from operating activities, cash on hand, and available borrowings under our senior revolver. During the six months ended March 31, 2014, we borrowed an aggregate of $9.3 million under our senior revolver and repaid $9.3 million during the same period. At March 31, 2014, we had no outstanding borrowings and $100.0 million of availability under the senior revolver. However, despite the contractual availability, the covenants in our indenture could effectively limit our ability to fully draw on the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under our senior revolver. We may draw on the revolver during fiscal 2014 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

Debt and Financing Arrangements

Prior Senior Secured Credit Facilities

In February 2011, we entered into senior secured credit facilities, consisting of a (i) six-year $530.0 million term loan facility, of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under the institutional letter of credit facility and a (ii) $75.0 million five-year senior secured revolving credit facility. The $530.0 million term loan was issued at a price equal to 98.5% of its face value and amortized one percent per year, paid quarterly, with the remaining balance payable at maturity. We refer to these facilities, as amended on October 15, 2012, as the “prior senior secured credit facilities”.

The original $530.0 million term loan was issued at a price equal to 98.5% of its face value. The prior senior credit agreement (as defined below) included a provision for the prepayment of a portion of the outstanding term loan amounts equal to an amount ranging from 0 to 50% of a calculated amount, depending on our leverage ratio, if we generated certain levels of cash flow, sold certain assets or incurred other indebtedness, subject to certain exceptions. We were not required to make such a prepayment. We were required to repay the prior term loan in quarterly principal installments of 0.25% of the original principal amount, with the balance payable at maturity.

On October 15, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) to amend and restate the senior credit agreement governing the prior senior secured credit facilities the “prior senior secured credit agreement”. The Amendment Agreement converted the existing term loan facility into a tranche B-1 term loan facility in aggregate principal amount of $522.1 million (the “prior term loan”), the proceeds of which were used to prepay the then-existing term loan. The Amendment Agreement also replaced our existing $75.0 million revolving credit facility and the borrowings thereunder with a $75.0 million revolving credit facility (the “prior senior revolver”). The Amendment Agreement had the effect of lowering the interest rate we paid on the borrowings under the prior senior secured credit facilities by 0.5%, by reducing the LIBOR floor from 1.75% to 1.25%.

On February 4, 2013, we entered into an Incremental Amendment No. 1 (the “Incremental Amendment No. 1”) to the prior senior credit agreement. The Incremental Amendment No. 1 provided for an additional $30.0 million term loan (the “incremental term loan”) under the prior term loan. The net proceeds were used to repay a majority of the outstanding borrowings under the prior senior revolver. We were required to repay the incremental term loan in quarterly installments of 0.25% of its principal amount, with the balance payable at maturity.

On January 31, 2014, the prior senior secured credit facilities were replaced with the senior secured credit facilities described below.

Senior Secured Credit Facilities

On January 31, 2014, we and NMH Holdings, LLC (“Parent”) entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility has a seven-year maturity and the new senior revolver has a five-year maturity; provided, that if our 12.50% Senior Notes due 2018 (the “senior notes”) are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity dates shall spring forward to November 15, 2017. The senior credit agreement provides that we may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

All of our obligations under the senior secured credit facilities are guaranteed by Parent and the subsidiary guarantors named therein (the “Subsidiary Guarantors”). Pursuant to the Guarantee and Security Agreement, dated as of January 31, 2014 (the “guarantee and security agreement”), among Parent, as parent guarantor, us, certain of our subsidiaries, as subsidiary guarantors and Barclays Bank, PLC, as administrative agent, subject to certain exceptions, the obligations under the senior secured credit facilities are secured by a pledge of 100% of our capital stock and the capital stock of domestic subsidiaries owned by NMHI and any other Subsidiary Guarantor and 65% of the capital stock of any first tier foreign subsidiaries and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of Parent and each Subsidiary Guarantor.

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the senior revolver. As of March 31, 2014, we had no borrowings under the senior revolver and $44.7 million of letters of credit issued under the institutional letter of credit facility.

At our option, we may add one or more new term loan facilities or increase the commitments under the senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million plus any additional amounts so long as certain conditions, including a consolidated first lien leverage ratio (as defined in the senior credit agreement) of not more than 4.50 to 1.00 on a pro forma basis, are satisfied. The covenants in our indenture governing the senior notes effectively limit the amount of incremental borrowings that we may incur.

Borrowings under the senior secured credit facilities bear interest, at our option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points, plus 2.75% (provided that the ABR rate applicable to the new term loan facility will not be less than 2.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the new term loan facility will not be less than 1.00% per annum), plus 3.75%. We are also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. We must also pay customary letter of credit fees.

The senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon our achievement of certain first lien leverage ratios) of our annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. We are required to repay the term loan facility portion of the senior secured credit facilities in quarterly principal installments of 0.25% of the principal amount commencing on June 30, 2014, with the balance payable at maturity. The senior credit agreement permits us to offer to the lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the senior credit agreement. In addition, if, on or prior to July 31, 2014, we prepay or reprice any portion of the term loan facility, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

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

On February 26, 2014 we redeemed $38 million aggregate principal amount of the outstanding principal amount of senior notes, in accordance with the provisions of the indenture governing the senior notes. The redemption price of the senior notes was 106.250% of the principal amount redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

Covenants

The senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, our usage of the senior revolver exceeds 30% of the commitments thereunder, we are required to maintain at the end of each such fiscal quarter, commencing with the quarter ending June 30, 2014, a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of March 31, 2014 as our usage of the senior revolver did not exceed the threshold for the quarter ended March 31, 2014.

The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, it must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. We were in compliance with these covenants as of March 31, 2014. The senior credit agreement contains customary affirmative covenants and events of default.

The indenture governing the senior notes contains covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of March 31, 2014.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of March 31, 2014:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt obligations(1)	$1,109,243	$61,288	$121,786	$306,053	$620,116
Operating lease obligations(2)	202,478	49,619	73,182	42,569	37,108
Capital lease obligations	6,719	430	996	1,217	4,076
Purchase obligations(3)	11,886	3,777	6,990	1,119	—
Standby letters of credit	44,736	44,736	—	—	—

Total obligations and commitments	$1,375,062	$159,850	$202,954	$350,958	$661,300

(1)	Amounts represent the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at March 31, 2014. The term loan principal and interest due in quarterly installments through January 31, 2021 is subject to acceleration to November 15, 2017. See note 3 long-term debt for further information about our senior secured credit facilities in the notes to our consolidated financial statements.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
(3)	Amounts represent the purchase obligations related to information technology services and maintenance contracts.

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

As of March 31, 2014, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of March 31, 2014.

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

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan and the senior revolver, which bears interest at (i) a rate equal to the greater of (a) the prime rate (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.75%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.75%, at our option. A 1% increase in the interest rate on our floating rate debt as of March 31, 2014 would have increased cash interest expense on the floating rate debt by approximately $6.1 million per annum.

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

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and President (principal executive officer) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2014, we continued to evaluate the transition of certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

Except for the continuing centralization and optimization of our billing and accounts receivable process and related system, as well as certain general ledger functions, during the most recent fiscal quarter, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lee Hightower v. Illinois Mentor, Inc. Two subsidiaries are named defendants in an action currently pending in the Illinois Circuit Court, Cook County, Law Division, under the caption Tarick Loutfi, as guardian ad litem of Matriannia Hightower, et. al., Plaintiffs vs. Illinois Mentor, Inc., an Illinois corporation, Individually and as a subsidiary of National Mentor, LLC, National Mentor, LLC, a Delaware Limited Liability Company, et al., Defendants (the “Hightower Action”). The Hightower Action was brought September 10, 2009, on behalf of a minor with disabilities by her guardian ad litem and biological parents who seek damages for injuries suffered by the minor during a foster home placement coordinated by the Company. The plaintiffs assert several claims against the Company including negligence and willful and wanton misconduct. In late 2013, the plaintiffs were granted leave to file an amended complaint seeking relief for punitive damages against the Company. Since the filing of the Hightower Action, the underlying limits of Mentor’s primary and first layer excess insurance have been exhausted and the second layer is nearly exhausted by defense costs and the payment of other claims. There is a final layer of insurance available to cover the Hightower Action. Recently, the Company filed, and lost, a motion for temporary restraining order against its remaining insurer to release funds to settle the Hightower Action within policy limits, but the underlying claim against the insurer remains pending. In the event the matter is not settled, the Hightower Action is currently scheduled to go to trial in October 2014. The Company continues to believe that it has valid defenses and that the conduct of the Company did not cause or contribute to the injuries the minor sustained. However, a jury verdict in the Hightower Action may exceed the limits of the third and final layer insurance policy.

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

We currently derive approximately 90% of our revenue from contracts with state and local governments. These governmental payors fund a significant portion of their payments to us through Medicaid, a joint federal and state health insurance program through which state expenditures are matched by federal funds typically ranging from 50% to approximately 75% of total costs, a number based largely on a state’s per capita income. Our revenue, therefore, is largely determined by the level of federal, state and local governmental spending for the services we provide.

Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. Previously, the Joint Select Committee on Deficit Reduction’s failure to meet the deadline imposed by the Budget Control Act of 2011 triggered automatic across-the-board cuts to discretionary funding, including a 2% reduction to Medicare, effective March 1, 2013, but specifically exempted Medicaid payments to states. While this development did not reduce federal Medicaid funding, reductions in other federal payments to states will put additional stress on state budgets, with the potential to negatively impact the ability of states to provide the state Medicaid matching funds necessary to maintain or increase the federal financial contribution to the program. Although earlier this year the Congress and President reached an agreement on a two-year budget framework for federal fiscal years 2014 and 2015, negotiations in recent years regarding deficit reduction efforts have been contentious and, most recently, resulted in a 16-day government shutdown in October 2013. While Medicaid payments were not affected during this period, the potential of longer shutdowns in the future if new negotiations regarding the federal budget and/or the federal debt ceiling fail to produce a resolution could cause disruptions in Medicaid support and payments to states. In addition, the federal government may choose to adopt alternative proposals to reduce the federal budget deficit. These alternative reductions could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by the Congress, particularly those included in the Patient Protection and Affordable Care Act of 2010, that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.

Budgetary pressures facing state governments, as well as other economic, industry and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate experienced unprecedented budgetary deficits during and in the wake of the recession that began in 2008 and, as a result, implemented service reductions, rate freezes and/or rate reductions, including states such as Minnesota, California, Florida, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

Reductions in reimbursement rates, a failure to obtain increases in reimbursement rates or subsequent negative audit adjustments could adversely affect our revenue, cash flows and profitability.

Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 13% percent of our revenue is derived from contracts based on a retrospective cost reimbursement model, whereby we are required to maintain a certain cost structure in order to realize the specified rate. For such programs, if our costs are less than the required amount we are required to return a portion of the revenue to the payor. Some of our programs are also subject to prospective rate adjustment based on current spending levels. For such programs we could experience reduced rates in the future if our current spending is not sufficient where we are reimbursed for our services based on our costs plus an agreed-upon margin. Finally, if we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected.

Changes in how federal and state government agencies operate reimbursement programs can also affect our operating results and financial condition. Some states have, from time to time, revised their rate-setting methodologies in a manner that has resulted in rate decreases. In some instances, changes in rate-setting methodologies have resulted in third-party payors disallowing, in whole or in part, our requests for reimbursement. Any reduction in or the failure to maintain or increase our reimbursement rates could have a material adverse effect on our business, financial condition and results of operations. Changes in the manner in which state agencies interpret program policies and procedures or review and audit billings and costs could also adversely affect our business, financial condition and operating results.

In some states, we operate on a cost reimbursement model in which revenue is recognized at the time costs are incurred. In these states, payors audit our historical costs on a regular basis, and if it is determined that our historical costs are insufficient to justify our rates, our rates may be reduced or we may be required to return fees paid to us in prior periods. In some cases, we have experienced negative audit adjustments which are based on subjective judgments of reasonableness, necessity or allocation of costs in our services provided to clients. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors and adjustments of our rates. We cannot assure you that our rates will be maintained, or that we will be able to keep all payments made to us, until an audit of the relevant period is complete.

Our level of indebtedness could adversely affect our liquidity and ability to raise additional capital to fund our operations, and it could limit our ability to invest in our growth initiatives or react to changes in the economy or our industry.

We have a significant amount of indebtedness and substantial leverage. As of March 31, 2014, we had total indebtedness of $818.7 million. We expect to continue to make new investments in our growth that may reduce liquidity, and we may need to draw on our senior revolver in the future.

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

Subject to restrictions in the indenture governing our senior notes and the senior credit agreement, we may be able to incur more debt in the future, which may intensify the risks described in this risk factor. All of the borrowings under our senior secured credit facilities are secured by substantially all of the assets of the Company.

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three and six months ended March 31, 2014, our aggregate rental payments for these leases were $14.4 million and $28.4 million. We expect this number will increase during fiscal 2014 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.

As we continue to make new investments in our growth that may reduce liquidity, we may need to draw on the senior revolver in the future. Our ability to generate sufficient cash flow to fund our debt service, rental payments and other obligations depends on many factors beyond our control. See “Risk Factors—Credit and economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.” In addition, possible acquisitions or investments in organic growth and other strategic initiatives could require additional debt financing. If our future cash flows do not meet our expectations and we are unable to service our debt, or if we are unable to obtain additional debt financing, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying acquisitions, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to effect any of these transactions on satisfactory terms, or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to obtain additional financing on satisfactory terms, or at all, could have a material adverse effect on our business, financial condition and operating results.

Covenants in our debt agreements restrict our business in many ways.

The senior credit agreement, similar to the old senior credit agreement, and the indenture governing the senior notes contain various covenants that limit our ability and/or our subsidiaries’ ability to, among other things:

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

The senior credit agreement governing the senior secured credit facilities also requires the Company and its subsidiaries to maintain a specified financial ratio in the event that the Company draws more than $30.0 million under its senior revolver. That financial ratio becomes more restrictive beginning in fiscal quarter ending March 31, 2017. Our ability to meet this financial ratio and test may be affected by events beyond our control, and we cannot assure you that we will satisfy that test. The breach of any of these covenants or financial ratio could result in a default under the senior secured credit facilities and the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

State and local government payors with which we have contracts have complicated billing and collection rules and regulations, and if we fail to meet such requirements, our business could be materially impacted.

We derive approximately 90% of our revenue from state and local government agencies, and a substantial portion of this revenue is state-funded with federal Medicaid matching dollars. In billing for our services to third-party payors, we must follow complex documentation, coding and billing rules and there can be delays before we receive payment. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicaid programs, which could materially harm us. Specifically, failure to follow these rules could result in potential criminal or civil liability under the False Claims Act, under which extensive financial penalties can be imposed. It could further result in criminal liability under various federal and state criminal statutes. We annually submit a large volume of claims for Medicaid and other payments, and there can be no assurance that there have not been errors. The rules are frequently vague and confusing, and we cannot assure that governmental investigators, private insurers, private whistleblowers or Medicaid auditors will not challenge our practices. Such a challenge could result in a material adverse effect on our business.

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

As a result of past reviews and audits of our operations, we have been and are subject to some of these actions from time to time. While we do not currently believe that our existing governmental reviews and audit proceedings will have a material adverse effect on our financial condition or significantly harm our reputation, we cannot assure you that similar actions in the future will not do so. In addition, such proceedings could have a material adverse impact on our results of operations in a future reporting period. Moreover, if we are required to restructure our billing and collection methods, these changes could be disruptive to our operations and costly to implement.

Complicated billing and collection procedures can result in delays in collecting payment for our services, which may adversely affect our liquidity, cash flows and operating results.

The reimbursement process is time consuming and complex, and there can be delays before we receive payment. Government reimbursement, facility credentialing, Medicaid recipient eligibility and service authorization procedures are often complicated and burdensome, and delays can result from, among other things, securing documentation and coordinating necessary eligibility paperwork between agencies. Similar issues arise in seeking payment from some of our private payors. These reimbursement and procedural issues occasionally cause us to have to resubmit claims several times and manage other administrative requests before payment is remitted. Missed filing deadlines can cause rejections of claims. If there is a billing error, the process to resolve the error may be time-consuming and costly. To the extent that complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for write-offs. We can provide no assurance that we will be able to collect payment for claims at our current levels in future periods. The risks associated with third-party payors and the inability to monitor and manage accounts receivable successfully could have a material adverse effect on our liquidity, cash flows and operating results.

Economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.

Our government payors rely on tax revenue to pay for our services. In the wake of the last economic recession that began in 2008, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. Furthermore, even after four years of economic improvement, at the end of 2013, inflation-adjusted tax revenues remained below peak levels in many states. If the economy were to contract into recession again, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. In 2011, Standard & Poor’s downgraded the Federal government’s credit rating and additional downgrades are possible in the future. In October 2013, Fitch Ratings placed the Federal government’s credit rating on negative watch. If the credit rating of the federal government is downgraded again, it is possible there will be related downgrades of state credit ratings as well. If this occurs or unrelated state downgrades occur, this could make it more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

The nature of our operations subjects us to substantial claims, litigation and governmental investigations.

We are in the health and human services business and, therefore, we have been and continue to be subject to substantial claims alleging that we, our employees or our Mentors failed to provide proper care for a client. We are also subject to claims by our clients, our employees, our Mentors or community members against us for negligence and intentional misconduct, or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, abuse, wrongful death and other charges. For instance, two subsidiaries are named defendants in an action currently pending in the Illinois Circuit Court, Cook County, Law Division (the “Hightower Action”). The Hightower Action was brought on behalf of a minor with disabilities by her guardian ad litem and biological parents who seek damages for injuries suffered by the minor during a foster home placement coordinated by us. The plaintiffs asserted several claims against us, including negligence and willful and wanton misconduct. In the event the matter is not settled, the Hightower Action is currently scheduled to go to trial in October 2014, and a jury verdict in the Hightower Action may exceed the limits of the third and final layer insurance policy. For more information, see “Business—Legal Proceedings.” Several years ago, we experienced a spike in claims filed against the Company, and we could face an increase in claims in the future. As a result of the prior increase in claims, we received less favorable insurance terms and have expensed greater amounts to fund potential claims.

We are subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation, and claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws.

Regulatory agencies may initiate administrative proceedings alleging that our programs, employees or agents violate statutes and regulations and seek to impose monetary penalties on us or ask for recoupment of amounts paid. We could be required to incur significant costs to respond to regulatory investigations or defend against lawsuits and, if we do not prevail, we could be required to pay substantial amounts of money in damages, settlement amounts or penalties arising from these legal proceedings.

A litigation award excluded by, or in excess of, our third-party insurance limits and self-insurance reserves could have a material adverse impact on our operations and cash flow and could adversely impact our ability to continue to purchase appropriate liability insurance. Even if we are successful in our defense, lawsuits or regulatory proceedings could also irreparably damage our reputation.

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

We use a combination of insurance and self-insurance plans to provide for potential liability for workers’ compensation claims. Because we have so many employees, and because of the inherent physical risk associated with the interaction of employees with our clients, many of whom have intensive care needs, the potential for incidents giving rise to workers’ compensation liability is high.

We estimate liabilities associated with workers’ compensation risk and establish reserves each quarter based on internal valuations, third-party actuarial advice, historical loss development factors and other assumptions believed to be reasonable under the circumstances. In prior years, our results of operations have been adversely impacted by higher than anticipated claims, and they may be adversely impacted in the future if actual occurrences and claims exceed our assumptions and historical trends.

The Patient Protection and Affordable Care Act may materially increase our costs and/or make it harder for us to compete as an employer.

The Patient Protection and Affordable Care Act imposed new mandates on employers and individuals. The mandate requiring all individuals to enroll in a “credible” health insurance plan became effective on January 1, 2014, but the implementation of the requirement that all employers with 50 or more full-time employees provide “credible” health insurance to employees or pay a penalty has been delayed until January 1, 2015. Despite the delayed implementation of the employer mandate, we have recently redesigned our health benefits for calendar year 2014 to offer employees health coverage that meets the requirements of the Patient Protection Affordable Care Act. Depending upon claims experience or enrollment changes in our new plans, our cost for employee health insurance could materially increase. Moreover, if the coverage we are offering isn’t competitive with the health insurance benefits our employees could receive at other employers, we may become less attractive as an employer and it may become more difficult for us to compete for qualified employees.

We face substantial competition in attracting and retaining experienced personnel, and we may be unable to maintain or grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to attract and retain qualified and experienced human service and other professionals, who possess the skills and experience necessary to deliver quality services to our clients and manage our operations. We face competition for certain categories of our employees, particularly direct service professionals and managers, based on wages, benefits and other working conditions. Contractual requirements and client needs determine the number, education and experience levels of health and human service professionals we hire. We face substantial turnover among our direct service professionals. Also, due to the nature of the services we provide, our working conditions require additional sensitivities and skills relative to traditional medical care environments. Our ability to attract and retain employees with the requisite credentials, experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

If we fail to establish and maintain relationships with government agencies, we may not be able to successfully procure or retain government-sponsored contracts, which could negatively impact our revenue.

To facilitate our ability to procure or retain government-sponsored contracts, we rely in part on establishing and maintaining relationships with officials of various government agencies, primarily at the state and local level but also including federal agencies. These relationships enable us to maintain and renew existing contracts and obtain new contracts and referrals. The effectiveness of our relationships may be reduced or eliminated with changes in the personnel holding various government offices or staff positions. We also may lose key personnel who have these relationships, and such personnel may not be subject to non-compete or non-solicitation covenants. Any failure to establish, maintain or manage relationships with government and agency personnel may hinder our ability to procure or retain government-sponsored contracts, and could negatively impact our revenue.

Negative publicity or changes in public perception of our services may adversely affect our ability to obtain new contracts and renew existing ones or obtain third-party referrals.

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

We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and local government has its own regulations, which can be complicated. Additionally, each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations is cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including:

•	the failure by our direct care staff or Mentors to properly care for clients;

•	the failure to submit proper documentation to the applicable government agency, including documentation supporting reimbursements for costs;

•	the failure by our programs to abide by the applicable laws and regulations relating to the provision of heath and human services; and

•	the failure of our facilities to comply with the applicable building, health and safety codes and ordinances.

From time to time, some of our licenses or certifications, or those of our employees, are temporarily placed on probationary status or suspended. If we lost our status as a licensed provider of health and human services in any jurisdiction or any other required certification, we would be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction would be subject to termination. Moreover, such an event could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract, license or certification terminations. Any of these events could have a material adverse effect on our operations.

Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations or increased unionization activities.

Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, ineffective utilization of our labor force, increases in minimum wages or the need to increase wages to remain competitive, health care costs and other personnel costs, and adverse changes in client service models. We typically cannot recover our increased labor costs from payors and must absorb them ourselves. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct care staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care staff, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant.

Although our employees are generally not unionized, we have one business in New Jersey with approximately 38 employees who are represented by a labor union and approximately 276 Connecticut direct care workers who are also represented by a labor union. We began negotiating a labor agreement with the Connecticut union in September 2012 and such negotiations are continuing. We may not be able to negotiate this or future labor agreements on satisfactory terms. Future unionization activities could result in an increase of our labor and other costs. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

Matters involving employees may expose us to potential liability.

We are subject to United States federal, state and local employment laws that expose us to potential liability if we are determined to have violated such employment laws. Failure to comply with federal and state labor laws pertaining to minimum wage, overtime pay, meal and rest breaks, unemployment tax rates, workers’ compensation rates, citizenship or residency requirements, and other employment-related matters may have a material adverse effect on our business or operations. In addition, employee claims based on, among other things, discrimination, harassment or wrongful termination may divert financial and management resources and adversely affect operations. We are further subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions) as well as state and local wage and hour laws.

We expect increases in payroll expenses as a result of recent state and federal policy initiatives to increase the minimum wage as well as potential new federal regulations increasing the scope of overtime eligibility. Although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future.

The potential losses that may be incurred as a result of any violation of employment laws are difficult to quantify.

We have increased and will continue to make substantial expenditures to expand existing services, win new business and grow revenue, and we may not realize the anticipated benefits of such increased expenditures.

In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require spending in advance of revenue. For example, states such as California and New Jersey are in the process of closing state institutions and transitioning individuals with intellectual and developmental disabilities into community-based settings such as ours. Responding to opportunities such as these typically requires significant investment of our resources in advance of revenue. In North Carolina, where we have made significant investments in an effort to expand periodic services for at-risk youth, the system continues to experience significant change that has required us to reorganize and restructure our operations. In fiscal 2012, fiscal 2013 and the beginning of fiscal 2014, we increased significantly the amount spent on growth initiatives, especially new starts. This elevated level of growth investments has had a negative effect on our operating margin, and we may not realize the anticipated benefits of the spending as soon as we expect to or at any point in the future. If we target the wrong areas, or fail to identify the evolving needs of our payors by responding with service offerings that meet their fiscal and programmatic requirements, we may not realize the anticipated benefits of our investments and the results of our operations may suffer.

We may not realize the anticipated benefits of any future acquisitions, and we may experience difficulties in integrating these acquisitions.

As part of our growth strategy, we intend to make acquisitions. Growing our business through acquisitions involves risks because with any acquisition there is the possibility that:

•	the business we acquire may not continue to generate income at the same historical levels on which we based our acquisition decision;

•	we may be unable to maintain and renew the contracts of the acquired business;

•	unforeseen difficulties may arise in integrating the acquired operations, including employment practices, information systems and accounting controls;

•	we may not achieve operating efficiencies, synergies, economies of scale and cost reductions as expected;

•	we may be required to pay higher purchase prices for acquisitions than we have paid historically;

•	management may be distracted from overseeing existing operations by the need to integrate the acquired business;

•	we may acquire or assume unexpected liabilities or there may be other unanticipated costs;

•	we may encounter unanticipated regulatory risk;

•	we may experience problems entering new markets or service lines in which we have limited or no experience;

•	we may fail to retain and assimilate key employees of the acquired business;

•	we may finance the acquisition by incurring additional debt and further increase our leverage ratios; and

•	the culture of the acquired business may not match well with our culture.

As a result of these risks, there can be no assurance that any future acquisition will be successful or that it will not have a material adverse effect on our financial condition and results of operations.

We are subject to extensive governmental regulations, which require significant compliance expenditures, and a failure to comply with these regulations could adversely affect our business.

We comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the maintenance and management of our work place for our employees, the quality of our service, the revenue we receive for our services and reimbursement for the cost of our services. Compliance with these laws, regulations and policies is expensive, and if we fail to comply with these laws, regulations and policies, we could lose contracts and the related revenue, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs. The Health Insurance Portability and Accountability Act of 1996 (as amended, “HIPAA”) and other federal and state data privacy and security laws, which require the establishment of privacy standards for health care information storage, retrieval and dissemination as well as electronic transmission and security standards, could result in potential penalties in certain of our businesses if we fail to comply with these privacy and security standards.

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

The federal anti-kickback law and non-self referral statute, and similar state statutes, prohibit kickbacks, rebates and any other form of remuneration in return for referrals. Any remuneration, direct or indirect, offered, paid, solicited or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicaid could be considered a violation of law. The anti-kickback law also prohibits payments made to anyone to induce them to recommend purchasing, leasing or ordering any goods, facility, service or item for which payment may be made in whole or in part by Medicaid. Criminal penalties under the anti-kickback law include fines up to $25,000, imprisonment for up to five years, or both. In addition, acts constituting a violation of the anti-kickback law may also lead to civil penalties, such as fines, assessments and exclusion from participation in the Medicaid programs.

We are subject to many different and varied audit mechanisms for post-payment review of claims submitted under the Medicaid program. These include Recovery Audit Contractor (“RAC”) auditors, State Medicaid auditors, surveillance integrity review audits and Payment Error Rate Measurement (“PERM”) audits, among others. Any one of these audit activities may identify claims that the auditors deem problematic and, following such determination, may be made recoupment of claims by Medicaid to us.

On March 17, 2014, a newly promulgated federal regulation governing home- and community-based services became effective. The rule establishes eligibility requirements for Medicaid home and community based services provided under the “waiver” program. The waiver program allows the states to furnish an array of home- and community-based services and avoid institutional care. Under the new rule, home- and community-based settings must be integrated in and support full access to the greater community, be selected by the individual from different setting options, ensure individual rights of privacy, and optimize autonomy and independence in making life choices. The rule includes additional requirements for provider-owned or controlled home and community based residential settings, including that the individual has a lease or other legally enforceable agreement, and standards related to the individual’s privacy, control over schedule and visitors, and physical accessibility of the setting. At this juncture it is unclear how individual states will seek to implement this newly adopted regulation. The rule presents some implementation challenges, as certain of the broad requirements may conflict with the needs and/or precautions that we must take for certain of the individuals that we serve. It is unclear how each state will seek to address this potential conflict, and the impact and costs of implementation and compliance with this regulation are currently unknown. States have the option to vary or delay compliance with the federal standards for as long as six years. Moreover, each state Medicaid agency may interpret and submit different requests and extension timelines.

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

We compete in a highly fragmented industry with a wide variety of competitors, ranging from small, local agencies to a few large, national organizations. Competitive factors may favor other providers and reduce our ability to obtain contracts, which would hinder our growth. Not-for-profit organizations are active in all states and range from small agencies, serving a limited area with specific programs to multi-state organizations. Smaller local organizations may have a better understanding of the local conditions and may be better able to gain political and public acceptance. Not-for-profit providers may be affiliated with advocacy groups, health organizations or religious organizations that have substantial influence with legislators and government agencies. Increased competition may result in pricing pressures, loss of or failure to gain market share or loss of clients or payors, any of which could harm our business.

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

Our growth depends on the continuation of trends in our industry toward providing services to individuals in smaller, community-based settings and increasing the percentage of individuals served by non-governmental providers. For example, during the course of much of the last decade, state governments increasingly adopted policies that emphasized greater family preservation and family reunification for at-risk youth, which reduced the demand for foster care services and required that we adapt our service offerings. Shifts in public policy and, therefore, our future success, are subject to a variety of political, economic, social and legal pressures, all of which are beyond our control. A reversal in the downsizing and privatization trends could reduce the demand for our services, which could adversely affect our revenue and profitability.

We conduct a significant percentage of our operations in Minnesota and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.

For each of the fiscal year ended September 30, 2013 and the six months ended March 31, 2014, 14% of our net revenue was derived from contracts with government agencies in the State of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. For example, our I/DD services in Minnesota were negatively impacted in 2009 and 2011 by rate cuts of 2.6% and 1.5%, respectively. We cannot assure you that we will not receive additional rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

Our success depends, in part, on the continued contributions of our senior officers and other key employees. Our management team has significant industry experience and a long history with us, and would be difficult to replace. If we lose or suffer an extended interruption in the service of one or more of our key employees, our financial condition and operating results could be adversely affected. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management or other key employees, should the need arise.

Our success depends on our ability to manage and integrate key administrative functions.

Our operations and administrative functions are largely decentralized and subject to disparate accounting and billing requirements established and often modified by our local payors and referral sources. Although in recent years we have undertaken an effort to consolidate accounting, billing, cash collections and other financial and administrative functions which may have mitigated this risk to some degree, there remains a substantial portion of the business that has not yet been centralized and some risk in the centralization process itself. If we encounter difficulties in integrating our operations further or fail to effectively manage these functions to ensure compliance with disparate and evolving requirements imposed by our payors and referral sources, it could have a material adverse effect on our results of operations, financial position and cash flows.

Our information systems are critical to our business and a failure of those systems, or a failure to upgrade them when required, could materially harm us.

We depend on our ability to store, retrieve, process and manage a significant amount of information, and to provide our operations with efficient and effective accounting, census, incident reporting and other quality assurance and other scheduling systems. Our information systems require maintenance and upgrading to meet our needs, which could significantly increase our administrative expenses.

Any system failure that causes an interruption in service or availability of our critical systems could adversely affect operations or delay the collection of revenues. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, hacking and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. Furthermore, a loss of health care information could result in potential penalties in certain of our businesses if we fail to comply with privacy and security standards in violation of HIPAA.

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

A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 56.1% and 56.0% of the total assets on our consolidated balance sheets as of March 31, 2014 and September 30, 2013, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

Our primary clients are individuals with developmental disabilities, brain injuries, or emotionally, behaviorally and/or medically complex challenges, many of whom would be more vulnerable than the general public in a natural disaster or public health catastrophe. In a natural disaster, we could be forced to relocate some of our clients on short notice under dangerous conditions and our new program starts could experience delays. Accordingly, natural disasters and certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.

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

Unregistered Sales of Equity Securities

No equity securities of the Company or of its indirect parent, NMH Investment, LLC (“NMH Investment”), were sold during the three months ended March 31, 2014.

The following table sets forth the number of units of common equity of NMH Investment issued during the quarter ended March 31, 2014 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were issued under Rule 701 promulgated under the Securities Act of 1933.

Date	Title of Securities	Amount	Purchasers	Consideration
January 27, 2014	Class F Common Units	103,710.33	Certain employees	$—
January 27, 2014	Class F Common Units	100,000.00	Chief Executive Officer	$—
January 27, 2014	Class H Common Units	100,000.00	Chief Executive Officer	$—

Repurchases of Equity Securities

No equity securities of the Company were repurchased during the three months ended March 31, 2014.

The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended March 31, 2014:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (January 1, 2014 through January 31, 2014)	2,000.00 A Units 8,855.00 B Units 9,292.00 C Units 9,844.00 D Units 90,014.81 F Units 5,000.00 G Units	$ $ $ $ $ $	10.00 0.05 0.03 0.01 — —	— — — — —	N/A N/A N/A N/A N/A

Month #2 (February 1, 2014 through February 28, 2014)	— A Units — B Units — C Units — D Units — F Units — G Units		— — — — —	— — — — —	N/A N/A N/A N/A N/A

Month #3 (March 1, 2014 through March 31, 2014)	— A Units — B Units — C Units — D Units — F Units — G Units		— — — — —	— — — — —	N/A N/A N/A N/A N/A

The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended March 31, 2014. NMH Investment purchased all of the units listed in the table from six of its employees after their departures.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On May 9, 2014, the Audit Committee adopted resolutions that waived the Company’s Related Party Transaction & Conflicts of Interest policy under the Company’s Code of Conduct for the limited purpose of permitting the Company to pay the legal fees and expenses of Goodwin Procter LLP, which was engaged to represent members of management of the Company in connection with the consideration, negotiation and implementation of certain contractual arrangements. The brother-in-law of Bruce F. Nardella, the Company’s Chief Executive Officer, is a litigation partner of Goodwin Procter LLP and will not be working on the matter.

Item 6.	Exhibits.

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.

May 14, 2014	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 and 3.3 of the Form 10-K for the fiscal year ended September 30, 2013 of the March 2007 10-Q

10.1	Termination of Amended and Restated Employment Agreement, effective as of January 1, 2014, by and between Gregory Torres and National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 10.28 of the Form 10-K for the fiscal year ended September 30, 2013

10.2	Second Amended and Restated Employment Agreement, effective as of January 1, 2014, by and between Edward M. Murphy and National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 10.29 of the Form 10-K for the fiscal year ended September 30, 2013

10.3	Employment Agreement, effective as of January 1, 2014, by and between Bruce F. Nardellas and National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 10.30 of the Form 10-K for the fiscal year ended September 30, 2013

10.4#	Credit Agreement dated as of January 31, 2014, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, the several lenders from time to time party thereto, Barclays Bank PLC, as administrative agent, Jeffries Finance LLC and UBS Securities LLC, as co-documentation agents, and Barclays Bank PLC, Goldman Sachs Bank USA, Jeffries Finance LLC and UBS Securities LLC, as joint lead arrangers and joint bookrunners.	Filed herewith

10.5	Guarantee and Security Agreement, dated as of January 31, 2014, among NMH Holdings, LLC as parent guarantor, National Mentor Holdings, Inc., as borrower, certain subsidiaries of National Mentor Holdings Inc., as subsidiary guarantors, and Barclays Bank, PLC as administrative agent.	Filed herewith

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files

#	Indicates confidential portions have been omitted pursuant to a request for confidential treatment filed separately with the SEC.