Form 10-Q
period 2014-06-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2014-08-14
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 13, 2014, there were 100 shares outstanding of the registrant’s common stock, $0.01 par value.

Index

National Mentor Holdings, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

National Mentor Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$47,401	$19,315
Restricted cash	1,963	807
Accounts receivable, net of allowances of $9,665 and $12,494 at June 30, 2014 and September 30, 2013	143,112	144,954
Deferred tax assets, net	17,524	18,424
Prepaid expenses and other current assets	19,541	17,771

Total current assets	229,541	201,271
Property and equipment, net	156,080	153,635
Intangible assets, net	318,603	336,191
Goodwill	239,332	235,623
Restricted cash	50,000	50,000
Other assets	37,364	43,652

Total assets	$1,030,920	$1,020,372

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Accounts payable	$25,240	$26,568
Accrued payroll and related costs	80,902	65,340
Other accrued liabilities	51,555	45,066
Obligations under capital lease, current	454	430
Current portion of long-term debt	6,000	5,600

Total current liabilities	164,151	143,004
Other long-term liabilities	60,120	68,936
Deferred tax liabilities, net	77,964	83,235
Obligations under capital lease, less current portion	6,174	6,509
Long-term debt, less current portion	798,253	779,519
Commitments and contingencies (Note 12)
SHAREHOLDER’S DEFICIT
Shareholder’s deficit:
Common stock	—	—
Additional paid-in capital	33,922	33,929
Accumulated other comprehensive loss	(530)	(1,880)
Accumulated deficit	(109,134)	(92,880)

Total shareholder’s deficit	(75,742)	(60,831)

Total liabilities and shareholder’s deficit	$1,030,920	$1,020,372

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net revenue	$321,564	$304,335	$938,861	$893,541
Cost of revenue (exclusive of depreciation expense shown below)	250,552	234,626	734,887	700,401
Operating expenses:
General and administrative	36,671	37,014	108,811	110,879
Depreciation and amortization	18,317	16,826	50,987	47,970

Total operating expenses	54,988	53,840	159,798	158,849

Income from operations	16,024	15,869	44,176	34,291
Other income (expense):
Management fee of related party	(342)	(321)	(1,041)	(985)
Other income (expense), net	124	(106)	499	628
Extinguishment of debt	—	—	(14,699)	—
Interest income	25	33	163	109
Interest expense	(16,253)	(19,535)	(53,204)	(58,482)

Loss from continuing operations before income taxes	(422)	(4,060)	(24,106)	(24,439)
Benefit for income taxes	(380)	(1,653)	(7,833)	(8,437)

Loss from continuing operations	(42)	(2,407)	(16,273)	(16,002)
Gain (loss) from discontinued operations, net of tax	(3)	(64)	19	(2,678)

Net loss	$(45)	$(2,471)	$(16,254)	$(18,680)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(45)	$(2,471)	$(16,254)	$(18,680)
Other comprehensive income (loss), net of tax:
Gain on derivative instrument net of tax for the three and nine months ended June 30, 2014 of $353 and $899, respectively, and $284 and $732 for the three and nine months ended June 30, 2013, respectively	530	427	1,350	1,035

Comprehensive income (loss)	$485	$(2,044)	$(14,904)	$(17,645)

See accompanying notes.

National Mentor Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(16,254)	$(18,680)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable allowances	12,487	12,643
Depreciation of property and equipment	20,931	19,006
Amortization of intangible assets	28,745	28,171
Amortization and write-off of original issue discount and initial purchasers discount	6,659	2,212
Amortization and write-off of financing costs	9,707	2,130
Stock-based compensation	103	253
Deferred income taxes	(4,681)	(9,948)
(Gain) loss on disposal of assets	(420)	220
Non-cash impairment charge	1,310	6,362
Changes in operating assets and liabilities:
Accounts receivable	(10,645)	(12,508)
Other assets	5,734	(8,260)
Accounts payable	(1,069)	(8,181)
Accrued payroll and related costs	15,562	2,922
Other accrued liabilities	8,814	5,168
Other long-term liabilities	(10,316)	11,144

Net cash provided by operating activities	66,667	32,654
Investing activities:
Cash paid for acquisitions, net of cash received	(15,178)	(475)
Purchases of property and equipment	(24,271)	(22,334)
Changes in restricted cash	(1,156)	490
Proceeds from sale of assets	894	1,286

Net cash used in investing activities	(39,711)	(21,033)
Financing activities:
Issuance of debt	598,500	30,000
Repayments of long-term debt	(586,026)	(4,125)
Proceeds from borrowings under senior revolver	9,300	467,100
Repayments of borrowings under senior revolver	(9,300)	(486,100)
Repayments of capital lease obligations	(311)	(323)
Dividend to parent	(110)	(39)
Payments of financing costs	(10,923)	(2,048)

Net cash provided by financing activities	1,130	4,465

Net increase in cash and cash equivalents	28,086	16,086
Cash and cash equivalents at beginning of period	19,315	—

Cash and cash equivalents at end of period	$47,401	$16,086

Supplemental disclosure of cash flow information
Cash paid for interest	$42,666	$45,755
Cash paid for income taxes	$812	$1,283
Supplemental disclosure of non-cash investing activities:
Accrual for acquisition paid in July 2014	$1,500	$—
Accrued property and equipment	$646	$441

See accompanying notes.

National Mentor Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

1. Basis of Presentation

National Mentor Holdings, Inc., through its wholly owned subsidiaries (collectively, the “Company”), is a leading provider of home and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 36 states. The Company provides services to more than 12,500 clients in residential settings and more than 15,700 clients in non-residential settings.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed consolidated financial statements herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which is on file with the SEC. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal and recurring accruals, necessary to present fairly the financial statements in accordance with GAAP. Intercompany balances and transactions between the Company and its subsidiaries have been eliminated in consolidation. Operating results for the three and nine months ended June 30, 2014 may not necessarily be indicative of results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2. Recent Accounting Pronouncements

Technical Corrections and Improvements — In October 2012, the FASB issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for the Company beginning in the first quarter of the fiscal year ending September 30, 2014. This adoption did not have a material impact on the Company’s consolidated financial statements.

Technical Corrections and Improvements Related to Glossary Terms – In March 2014, the FASB issued Accounting Standards Update No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms (“ASU 2014-06”). The amendments in this Update relate to glossary terms and cover a wide range of Topics in the Codification. The amendments in this Update were effective for the Company beginning in the second quarter of the fiscal year ending September 30, 2014. This adoption did not have a material impact on the Company’s consolidated financial statements.

Income Taxes—In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740): - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an entity to present the reserve for uncertain tax positions when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires the reserve for uncertain tax positions to be presented in the financial statements as a reduction to the deferred tax asset for a tax loss or other tax carryforward that would be applied in the settlement of the uncertain tax position. This guidance, which was effective for the Company beginning in the second quarter of the fiscal year ended September 30, 2014, did not have a material effect on our consolidated financial statements.

Reporting Discontinued Operations—In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The pronouncement is to be applied prospectively, and is effective for our fiscal year that begins October 1, 2014. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

3. Long-Term Debt

As of June 30, 2014 and September 30, 2013, the Company’s long-term debt consisted of the following:

(in thousands)	June 30, 2014	September 30, 2013
Term loan principal and interest due in quarterly installments through January 31, 2021, subject to acceleration to November 15, 2017	$598,500	$—
Prior term loan, principal and interest repaid on January 31, 2014	—	546,525
Original issue discount on term loan, net of accumulated amortization	(1,334)	(4,403)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	212,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(4,913)	(7,003)

	804,253	785,119
Less current portion	(6,000)	(5,600)

Long-term debt	$798,253	$779,519

At September 30, 2013, the Company had $785.1 million of indebtedness, consisting of $546.5 million of indebtedness under the prior term loan and incremental term loan facilities and unamortized original issue discount of $4.4 million, $250.0 million aggregate principal amount of the 12.5% senior notes due 2018 (the “senior notes”) and unamortized original issue discount and initial purchase discount of $7.0 million. As of September 30, 2013, the Company did not have any borrowings under the prior senior revolving credit facility (the “prior senior revolver”).

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

On May 27, 2014, Civitas Solutions, Inc., an indirect parent company of the Company, filed a Registration Statement on Form S-1 with the SEC relating to the proposed initial public offering of its common shares. The number of shares to be offered and the price range for the offering have not yet been determined. If the proposed offering is consummated, the Company intends to use the net proceeds from the sale of common stock by Civitas Solutions, Inc. in the proposed offering to redeem all of the outstanding senior notes. The redemption will occur only pursuant to a notice of redemption issued in connection with the completion of the proposed offering. There are no assurances that the Registration Statement on Form S-1 will be declared effective, that the proposed offering will be consummated or that the redemption will occur.

At June 30, 2014, the Company had $804.3 million of indebtedness, consisting of $598.5 million of indebtedness under the term loan and unamortized original issue discount of $1.3 million, $212.0 million aggregate principal amount of the senior notes and unamortized original issue discount and initial purchase discount of $4.9 million. As of June 30, 2014, the Company did not have any borrowings under the senior revolver.

Senior Secured Credit Facilities

On January 31, 2014, the Company and NMH Holdings, LLC (“Parent”) entered into a new senior secured credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility has a seven-year maturity and the senior revolver has a five-year maturity; provided, that if the Company’s senior notes due 2018 are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity dates shall spring forward to November 15, 2017. The senior credit agreement provides that the Company may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

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

Term loan

As of June 30, 2014, the Company had $598.5 million of borrowings under the term loan. At June 30, 2014, the variable interest rate on the term loan was 4.75%.

The senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon our achievement of certain first lien leverage ratios) of our annual excess cash flow (as defined in the senior credit agreement); (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. We are required to repay the term loan facility portion of the senior secured credit facilities in quarterly principal installments of 0.25% of the principal that commenced on June 30, 2014, with the balance payable at maturity. The senior credit agreement permits us to offer to the lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the senior credit agreement. In addition, if, on or prior to July 31, 2014, we prepay or reprice any portion of the term loan facility, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

Senior revolver

During the nine months ended June 30, 2014, the Company drew $9.3 million under the senior revolver and repaid $9.3 million during the period. At June 30, 2014, the Company had no outstanding borrowings under the senior revolver and $100.0 million of available credit under the senior revolver. The Company had $44.7 million of standby letters of credit issued under the institutional letter of credit facility primarily related to the Company’s workers’ compensation insurance coverage. The Company’s institutional letter of credit facility provided for the issuance of letters of credit up to the $50.0 million limit, and letters of credit in excess of that amount reduced availability under the Company’s senior revolver. The interest rate for borrowings under the senior revolver was 6.0 % as of June 30, 2014.

The senior revolver includes borrowing capacity available for borrowings on same-day notice, referred to as the “swingline loans.” Any swingline loans or other borrowings under the senior revolver would have maturities less than one year, and would be reflected under Current portion of long-term debt on the Company’s consolidated balance sheets.

Senior Notes

In February 2011, the Company issued $250.0 million of 12.5% senior notes due in 2018 (the “senior notes”) at a price equal to 97.7% of their face value, for net proceeds of $244.3 million. The net proceeds were further reduced by an initial purchasers’ discount of $5.6 million. The senior notes are the Company’s unsecured obligations and are guaranteed by certain of the Company’s existing subsidiaries.

The Company redeemed $38 million aggregate principal amount of the outstanding senior notes on February 26, 2014, in accordance with the provisions of the indenture governing the senior notes. The redemption price of the senior notes was 106.250% of the principal amount redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

Covenants

The senior credit agreement and indenture governing the senior notes contain negative covenants, including, among other things, limitations on the Company’s ability to incur additional debt, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The senior credit agreement contains a springing financial covenant that requires the Company to maintain a specified consolidated leverage ratio in the event the Company borrows in excess of 30% of its senior revolver commitment. If at the end of any fiscal quarter our usage of the senior revolver exceeds 30% of the commitments thereunder, we are required to maintain at the end of each such fiscal quarter, commencing with the quarter ending June 30, 2014, a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of June 30, 2014 as our usage of the senior revolver did not exceed the threshold for the quarter ended June 30, 2014.

The Company is restricted from paying dividends to Parent in excess of $15.0 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes, and certain other exceptions, including the declaration and payment of dividends of up to 6% per annum of the net cash proceeds contributed to the Company in a public offering of common stock.

Derivatives

The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011, maturing on September 30, 2014. The Company entered into this interest rate swap to hedge the risk of changes in the floating rate of interest on borrowings under the term loan.

On October 15, 2012, the Company amended the terms of its interest rate swap agreement in connection with the amendment and restatement of the terms of the prior senior secured credit facilities. The notional amount of the interest rate swap of $400.0 million and maturity date of September 30, 2014 remained unchanged. Under the new terms of the interest rate swap, the Company receives from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and the Company makes payments to the counterparty based on a fixed rate of 2.08% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. Based on the applicable margin of 5.25% under the Company’s prior term loan, this swap effectively fixed the Company’s cost of borrowing for $400.0 million of the old term loan at 7.3% per annum for the term of the swap. As a result of the modification of the terms of the interest rate swap agreement, the fair value of the interest rate swap was increased by $68 thousand and the increase in fair value is being amortized into other income (expense) over the remaining term of the interest rate swap agreement.

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

In conjunction with the January 31, 2014 refinancing transaction, the Company de-designated the interest rate swap agreement as a cash flow hedge. Subsequent to the January 31, 2014 refinancing transaction, prospective mark to market adjustments will be recognized in earnings and accumulated mark to market adjustments are being amortized and recognized in earnings over the term of the interest rate swap agreement which matures on September 30, 2014. For the three months and nine months ending June 30, 2014, the Company recognized $0.9 million and $1.5 million of interest expense, respectively, related to the amortization of the previously mark to market adjustments. As of June 30, 2014, the unamortized historical mark to market adjustments balance included in accumulated other comprehensive loss in the condensed consolidated balance sheet was $0.5 million net of tax effect of $0.4 million.

4. Shareholder’s Equity

Common Stock

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by Parent.

Dividends to Parent

During the nine months ended June 30, 2014 and 2013, our indirect parent NMH Investment, LLC repurchased equity units from employees upon or after their departures from the Company for $110 thousand and $39 thousand, respectively. The Company accounted for these repurchases as dividends to its indirect parent NMH Investment, LLC to fund these repurchases.

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

During the nine months ended June 30, 2014, the Company acquired seven companies complementary to its business for a total cash consideration of $16.6 million of which $1.5 million was paid in July 2014.

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

Rose View Group Home, LLC (“Rose View”). On January 31, 2014, the Company acquired the assets of Rose View for $0.2 million. Rose View is located in Ohio and provides group home and related services to individuals with developmental disabilities.

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

Tender Loving Care Metro LLC (“Tender Loving Care”). On April 7, 2014, the Company acquired the assets of Tender Loving Care for $3.0 million. Tender Loving Care is located in Minnesota and provides residential and related services to individuals with traumatic brain injury and mental illness. As a result of this acquisition, the Company recorded $0.5 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $2.4 million of intangible assets which included $2.0 million of agency contracts with a weighted average useful life of 12 years, $0.3 million of licenses and permits with a weighted average useful life of 10 years, and $0.1 million of non-compete/non-solicit agreement with a useful life of 5 years.

AmeriServe International of Arizona, Inc.(“AmeriServe”). On June 30, 2014, the Company acquired the assets of AmeriServe for $ 0.4 million. AmeriServe is located in Arizona and provides group home services, day program services and related services to individuals with developmental disabilities. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.3 million of intangible assets which included $0.2 million of agency contracts with a weighted average useful life of 12 years, $39 thousand of licenses and permits with a weighted average useful life of 10 years, and $12 thousand of non-compete/non-solicit agreement with a useful life of 5 years.

G&D Alternative Living, Inc.(“G&D”). On June 30, 2014, the Company acquired the assets of G&D for $1.5 million. G&D is located in Ohio and provides group home services, day program services and related services to individuals with developmental disabilities. Based on the estimated fair values of the assets acquired at the date of acquisition, the Company recorded $0.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $1.1 million of intangible assets which included $0.9 million of agency contracts with a weighted average useful life of 12 years, $0.1 million of licenses and permits with a weighted average useful life of 10 years, and $45 thousand of non-compete/non-solicit agreement with a useful life of 5 years. The purchase price allocation for G&D has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value of the intangible assets acquired. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from June 30, 2015, the acquisition date.

The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of the acquisition:

(in thousands)	Show-Me Health Care	Occazio	Rose View	Ann Arbor	Tender Loving Care	AmeriServe	G&D	Total
Identifiable intangible assets	$895	$3,863	$143	$3,800	$2,396	$288	$1,082	$12,467
Property and equipment	9	216	—	50	16	43	102	436

Total identifiable net assets	$904	$4,079	$143	$3,850	$2,412	$331	$1,184	$12,903
Goodwill	$336	$1,421	$57	$972	$538	$69	$316	$3,709

On June 30, 2014, Adult Day Health, Inc., a newly formed subsidiary of the Company, agreed to acquire Massachusetts Adult Day Health Alliance for an aggregate purchase price of up to $38.3 million in cash. Massachusetts Adult Day Health Alliance operates adult day health facilities in the Boston area. Massachusetts Adult Day Health Alliance provides outpatient, center-based services that provide health, therapeutic and social support to adults in a group environment.

Pro forma Results of Operations

The following table presents the unaudited pro forma financial results as if the 2014 acquisitions had occurred on October 1, 2012 (in thousands). The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The Company has determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Pro forma net revenues	$322,562	$311,643	$949,110	$915,464
Income from operations	16,184	17,066	45,924	37,883

6. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the nine months ended June 30, 2014 are as follows:

	Human Services	Post -Acute Specialty Rehabilitation Services	Total
	(in thousands)
Balance as of September 30, 2013	$169,622	$66,001	$235,623
Goodwill acquired through acquisitions	2,199	1,510	3,709

Balance as of June 30, 2014	$171,821	$67,511	$239,332

Intangible Assets

Intangible assets consist of the following as of June 30, 2014:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$474,246	$218,786	$255,460
Non-compete/non-solicit	4,113	2,238	1,875
Relationship with contracted caregivers	10,963	8,742	2,221
Trade names	4,067	2,782	1,285
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	46,895	31,783	15,112
Intellectual property	904	654	250

	$583,588	$264,985	$318,603

Intangible assets consist of the following as of September 30, 2013:

Description	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net
(in thousands)
Agency contracts	$464,480	$195,737	$268,743
Non-compete/non-solicit	4,929	2,058	2,871
Relationship with contracted caregivers	10,963	7,905	3,058
Trade names	3,787	2,431	1,356
Trade names (indefinite life)	42,400	—	42,400
Licenses and permits	45,760	28,343	17,417
Intellectual property	904	558	346

	$573,223	$237,032	$336,191

Amortization expense for continuing operations was $9.7 million and $28.7 million for the three and nine months ended June 30, 2014, as compared to $10.3 million and $29.0 million for the three and nine months ended June 30, 2013, respectively. During the three and nine months ended June 30, 2014 there was no amortization expense for discontinued operations. During the three and nine months ended June 30, 2013 there was zero and $0.2 million of amortization expense for discontinued operations, respectively.

Additionally, during the three and nine months ended June 30, 2014, the Company determined that certain intangible assets associated with programs that it voluntarily withdrew from within the Human Services segment were impaired. As a result, the Company recorded $1.3 million of additional expense for the write-off of these intangible assets. This charge is included in depreciation and amortization in the accompanying consolidated statements of operations.

The estimated remaining amortization expense related to intangible assets with finite lives for the three months remaining in fiscal 2014 and each of the four succeeding years and thereafter is as follows:

(in thousands)
2014	$8,957
2015	36,200
2016	34,301
2017	30,273
2018	29,377
Thereafter	137,095

$276,203

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

This agreement provides for the payment of reasonable and customary fees to Vestar for services in connection with a sale of the Company, an initial public offering by or involving NMH Investment, LLC (“NMH Investment”) or any of its subsidiaries or any extraordinary acquisition by or involving NMH Investment or any of its subsidiaries; provided, that such fees shall only be paid with the consent of the directors of the Company who are not affiliated with or employed by Vestar. The Company recorded $0.3 million and $1.0 million of management fees and expenses for the three and nine months ended June 30, 2014, as compared to $0.3 million and $1.0 million for the three and nine months ended June 30, 2013, respectively. The accrued liability related to the management agreement was $0.2 million and $0.5 million at June 30, 2014 and September 30, 2013, respectively.

On May 27, 2014, Civitas Solutions, Inc., an indirect parent of the Company, filed a Registration Statement on Form S-1 with the SEC related to the proposed initial public offering of its common shares. In connection with this filing, there is a $1.3 million receivable due from Civitas Solutions, Inc. for offering costs that were paid by the Company. The $1.3 million intercompany receivable is included in other assets within the June 30, 2014 consolidated balance sheet.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California. These leases have various expiration dates extending out as far as December 2019. Related party lease expense was $0.3 million and $0.8 million for the three and nine months ended June 30, 2014, as compared to $0.4 million and $1.2 million for the three and nine months ended June 30, 2013, respectively.

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

Assets and liabilities recorded at fair value at June 30, 2014 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(827)	$—	$(827)	$—

Assets and liabilities recorded at fair value at September 30, 2013 consist of:

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements	$(3,165)	$—	$(3,165)	$—

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

At June 30, 2014 and September 30, 2013, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	June 30, 2014		September 30, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$207,087	$226,310	$242,997	$268,750

The fair values were estimated using calculations based on quoted market prices when available and company –specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

9. Income Taxes

The Company’s effective income tax rate for the interim periods was based on management’s estimate of the Company’s annual effective tax rate for the applicable year. For the three and nine months ended June 30, 2014, the Company’s effective income tax rate was 90.0% and 32.5%, as compared to an effective tax rate of 40.7% and 34.5% for the three and nine months ended June 30, 2013. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

The Company files a federal consolidated return and files various state income tax returns. The Company files various state income tax returns and, generally, is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2010. The Company did not have a reserve for uncertain income tax positions at June 30, 2014 and September 30, 2013. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits as charges to income tax expense.

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

For the three months ended June 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(in thousands)
2014
Net revenue	$262,569	$58,995	$—	$321,564
Income (loss) from operations	25,321	4,512	(13,809)	16,024
Total assets	610,679	220,763	199,478	1,030,920
Depreciation and amortization	12,693	4,998	626	18,317
Purchases of property and equipment	4,711	4,205	997	9,913
Income (loss) from continuing operations before income taxes	11,721	1,317	(13,460)	(422)
2013
Net revenue	$251,753	$52,582	$—	$304,335
Income (loss) from operations	22,374	4,176	(10,681)	15,869
Depreciation and amortization	12,283	3,991	552	16,826
Purchases of property and equipment	3,381	2,392	1,186	6,959
Income (loss) from continuing operations before income taxes	5,959	791	(10,810)	(4,060)

For the nine months ended June 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
	(in thousands)
2014
Net revenue	$769,186	$169,675	$—	$938,861
Income (loss) from operations	71,974	12,414	(40,213)	44,176
Total assets	610,679	220,763	199,478	1,030,920
Depreciation and amortization	35,082	14,021	1,884	50,987
Purchases of property and equipment	11,110	10,661	2,500	24,271
Income (loss) from continuing operations before income taxes	17,430	587	(42,123)	(24,106)
2013
Net revenue	$737,883	$155,658	$—	$893,541
Income (loss) from operations	62,530	12,588	(40,827)	34,291
Depreciation and amortization	34,543	11,679	1,748	47,970
Purchases of property and equipment	11,913	6,349	4,072	22,334
Income (loss) from continuing operations before income taxes	13,724	2,585	(40,748)	(24,439)

Revenue derived from contracts with state and local governmental payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for approximately 14% of the Company’s revenue for the three and nine months ended June 30, 2014, as compared to 14% for the three and nine months ended June 30, 2013.

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

Two of the Company’s subsidiaries were named defendants in an action recently pending in the Illinois Circuit Court, Cook County, Law Division. The action was brought September 10, 2009, on behalf of a minor with disabilities by her guardian ad litem and biological parents who sought damages for injuries suffered by the minor during a foster home placement coordinated by the Company. The case was dismissed on June 10, 2014 after a settlement was reached by the parties. The Company paid $1.5 million towards the settlement of this action and the balance of the settlement was paid by the Company’s insurers.

The Company reserves for costs related to contingencies in accordance with aggregate estimates, or when a loss is not included in its estimates and the loss is probable and the amount is reasonably estimable or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible that a loss will be incurred or when its reasonably possible that the amount of loss will exceed the recorded provision. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

13. Subsequent Events

Acquisitions

Subsequent to June 30, 2014, the Company acquired three companies complementary to our business in the Human Services segment for cash consideration of $3.1 million. The Company is in the process of determining the fair value of net assets acquired.

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

Overview

We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our nearly 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (I/DD), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (ARY), and individuals with catastrophic injuries and illnesses, particularly acquired brain injury (ABI). As of June 30, 2014, we operated in 36 states, serving more than 12,500 clients in residential settings and more than 15,700 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.

We have two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services (SRS). The Human Services segment provides home and community-based human services to adults and children with intellectual and/or developmental disabilities and to youth with emotional, behavioral and/or medically complex challenges. The SRS segment provides a mix of health care and community-based health and human services to individuals who have suffered ABI, spinal injuries and other catastrophic injuries and illnesses.

Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care. Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs. Within our SRS segment, our CareMeridian business unit is focused on the more medically-intensive post-acute care services, and our NeuroRestorative business unit is focused on rehabilitation and transitional living services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include: neurorehabilitation; neurobehavioral rehabilitation; specialized nursing; physical, occupational and speech therapies; supported living; outpatient treatment; and pre-vocational services.

Factors Affecting our Operating Results

Demand for Home and Community-Based Health and Human Services

Our growth in revenue has historically been related to increases in the number of individuals served as well as increases in the rates we receive for our services. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, our new start programs and upon acquisitions. We also attribute the long-term growth in our client base to certain trends that are increasing demand in our industry, including demographic, health-care and political developments.

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

Political and economic trends can also affect our operations. Budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state goverments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. For example, during the economic downturn that began in 2008, our government payors in several states responded to deteriorating revenue collections by implementing service reductions, rate freezes and/or rate reduction. Beginning in fiscal 2012, the rate environment improved and, as a result, for fiscal years 2012, 2013 and 2014, pricing increases contributed to revenue growth. With new state fiscal 2015 budgets effective on July 1, 2014 in most jurisdictions, this positive trend is continuing as we plan for our fiscal year 2015.

Historically, our business has benefited from the efforts of groups that advocate for the populations we serve. These groups lobby governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by these groups has preserved I/DD and ARY services and, therefore, our revenue base, from significant reductions as compared with certain other human services, although we did suffer rate reductions during and after the recession that began in 2008. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. However, the majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.

Expansion of Services

We have grown our business through expansion of existing markets and programs, entry into new geographical markets as well as through acquisitions.

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss for such period and the aggregation of all programs with net operating income that are less than 18 months old comprises new start operating income for such period. During the three and nine months ended June 30, 2014, new starts generated operating losses of $1.8 million and $4.5 million, respectively, and operating income of $0.5 million and $1.5 million, respectively. During the three and nine months ended June 30, 2013, new starts generated operating losses of $2.4 million and $7.9 million, respectively and operating income of $0.6 million and $2.2 million, respectively. As indicated above, beginning in 2012 demand for new programs increased. These new start investment opportunities increased our organic growth but also had the effect of reducing our operating margin. In fiscal 2014, our investment level is expected to be slightly lower than recent years, but still at a rate higher than fiscal 2011 and earlier periods.

Acquisitions

From the beginning of fiscal 2009 through June 30, 2014, we have completed 36 acquisitions, including several acquisitions of rights to government contracts or fixed assets from small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically continue to do so in the future. Acquisitions could have a material impact on our consolidated financial statements.

During the three months ended June 30, 2014, we acquired three companies complementary to our business for total cash consideration of $4.9 million, of which $1.5 million was paid in July 2014.

During the nine months ended June 30, 2014, we acquired seven companies complementary to our business for total cash consideration of $16.6 million, of which $1.5 million was paid in July 2014.

During the three and nine months ended June 30, 2013, we acquired one company complementary to our business for total cash consideration of $0.5 million.

Additionally, on June 30, 2014, Adult Day Health, Inc., a newly formed subsidiary of ours, agreed to acquire Massachusetts Adult Day Health Alliance for an aggregate purchase price of up to $38.3 million in cash. Massachusetts Adult Day Health Alliance operates adult day health facilities in the Boston area. Massachusetts Adult Day Health Alliance provides outpatient, center-based services that provide health, therapeutic and social support to adults in a group environment. The facilities are typically open 362 days a year between 8 a.m. and 4 p.m. The size of the centers ranges from 94 clients to 200 clients. Massachusetts Adult Day Health Alliance provides a structured six-hour day for clients, as well as round-trip transportation to and from the facility. In 2013, Massachusetts Adult Day Health Alliance generated approximately $17 million in revenue, which was almost entirely funded through Medicaid. The acquisition of Massachusetts Adult Day Health Alliance is subject to customary closing conditions. The acquisition is expected to be completed by September 30, 2014. For additional information, see “Part II, Item 1A. Risk Factors—Risk Related to the Pending Acquisition of Massachusetts Adult Day Health Alliance.”

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our consolidated financial statements.

Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the three and nine months ended June 30, 2014 we derived 90% of our net revenue from contracts with state, local and other government payors and 10% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. See “—Critical Accounting Policies — Revenue Recognition” for further information. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

We bill the majority of our residential services on a per person per-diem basis. We believe the key factors affecting our revenues in residential service business include gross revenue, average daily residential census and average daily billing rates. We bill the majority of our non-residential service on a per service unit basis. These service units, which vary in length, are converted to billable units which are the hourly equivalent for the service provided. We believe the key factors affecting our revenues in our non-residential service business include gross revenue, billable units and average billable unit rates. We define these factors as follows:

•	Gross Revenue: Revenues before adjusting for sales adjustments and state provider and gross receipts taxes.

•	Average Residential Census: The average daily residential census over the respective period.

•	Average Daily Rate: A mathematical calculation derived by dividing the gross residential revenue by the residential census and the resulting quotient by the number of days during the respective period.

•	Non-Residential Billable Units: The hourly equivalent of non-residential services provided.

•	Average Billable Unit Rate: Gross non-residential revenue divided by the billable units provided during the period.

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
I/DD Services
Gross Revenues	$214,957	$196,732	$628,118	$578,257
Average Residential Census	7,543	7,032	7,419	6,934
Average Daily Rate	$233	$225	$231	$224
Non-Residential Billable Units	2,954,744	2,826,971	8,547,105	8,374,228
Average Non-Residential Billable Unit Rate	$19	$19	$19	$18
Gross Revenue Growth %	9.3%		8.6%
Gross Revenue growth due to:
Volume Growth	6.7%		5.8%
Average Rate Growth	2.6%		2.8%

At-Risk Youth Services
Gross Revenues	$52,166	$57,562	$154,408	$170,459
Average Residential Census	3,871	4,225	3,889	4,114
Average Daily Rate	$103	$97	$101	$97
Non-residential Billable Units	185,494	236,769	549,223	725,339
Average Non-Residential Billable Unit Rate	$86	$86	$86	$84
Gross Revenue Growth %	(9.4)%		(9.4)%
Gross Revenue growth due to:
Volume Growth	(14.3)%		(13.2)%
Average Rate Growth	4.9%		3.8%

Specialty Rehabilitation Services
Gross Revenues	$59,937	$53,691	$172,256	$158,547
Average Residential Census	1,076	988	1,053	993
Average Daily Rate	$612	$597	$599	$585
Gross Revenue Growth %	11.6%		8.6%
Gross Revenue growth due to:
Volume Growth	9.1%		6.2%
Average Rate Growth	2.5%		2.4%

Expenses

Expenses directly related to providing services are classified as cost of revenue. These expenses consist of direct labor costs which principally include salaries and benefits for service provider employees and per diem payments to our Mentors; client program costs such as food, medicine and professional and general liability and employment practices liability expenses; residential occupancy expenses which are primarily comprised of rent and utilities related to facilities providing direct care; travel and transportation costs for clients requiring services; and other ancillary direct costs associated with the provision of services to clients including workers’ compensation expense.

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

Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our operations. Most of our employee caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Our labor costs are generally influenced by levels of service, and these costs can vary in material respects across regions.

Occupancy costs represent a significant portion of our operating costs. As of June 30, 2014, we owned 378 facilities and three offices, and we leased 1,318 facilities and 263 offices. We expect occupancy costs to increase during fiscal 2014 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expense totaled 0.8% and 0.8% of net revenue for the three and nine months ended June 30, 2014, as compared to 0.9% and 1.2% of net revenue for the three and nine months ended June 30, 2013, respectively. We incurred professional and general liability expenses of $2.7 million and $8.0 million for the three and nine months ended June 30, 2014, as compared to $2.9 million and $ 11.0 million for the three and nine months ended June 30, 2013, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. The expense for the nine months ended June 30, 2013 included expenses of $2.4 million related to adjustments to professional liability claims to our tail reserve for professional and general liability claims, which is required by accounting standards for companies with claims-made insurance (the “PL/GL Tail Reserve”). For claims made between October 1, 2010 and September 30, 2011, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500 thousand per claim in excess of the aggregate. From October 1, 2011 to September 30, 2013, we were self-insured for the first $4.0 million of each and every claim without an aggregate limit. Beginning October 1, 2013, we are self-insured for $4.0 million per claim and $28.0 million in the aggregate. Increased costs of insurance and claims have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing the occurrence of claims. Although insurance premiums did not increase in fiscal 2013 and 2014, they have increased in prior years and may increase in the future.

Results of Operations

The following table sets forth our Consolidated Statements of Operations as a percentage of total net revenues for the periods indicated.

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Revenues:
Human Services Revenue	81.7%	82.7%	81.9%	82.6%
SRS Revenue	18.3%	17.3%	18.1%	17.4%

Net Revenue	100.0%	100.0%	100.0%	100.0%

Cost of Revenue	77.9%	77.1%	78.3%	78.4%
Operating Expenses
General and Administrative	11.4%	12.2%	11.6%	12.4%
Depreciation and Amortization	5.7%	5.5%	5.4%	5.4%

Total operating expense	17.1%	17.7%	17.0%	17.8%

Income from operations	5.0%	5.2%	4.7%	3.8%
Other income (expense):
Management fee of related party	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Other income (expense), net	0.0%	0.0%	0.1%	0.1%
Extinguishment of debt	0.0%	0.0%	(1.6)%	0.0%
Interest Income	0.0%	0.0%	0.0%	0.0%
Interest Expense	(5.1)%	(6.4)%	(5.7)%	(6.5)%

Loss from continuing operations before income taxes	(0.1)%	(1.3)%	(2.6)%	(2.7)%
Benefit for income taxes	(0.1)%	(0.5)%	(0.8)%	(0.9)%

Loss from continuing operations	0.0%	(0.8)%	(1.7)%	(1.8)%
Gain (loss) from discounted operations, net of tax	0.0%	0.0%	0.0%	(0.3)%

Net Loss	0.0%	(0.8)%	(1.7)%	(2.1)%

Three Months Ended June 30, 2014 and 2013

Consolidated Overview (in thousands)

	Three months ended June 30,
	2014	2013	Increase (Decrease)
Gross revenue	$327,060	$307,985	$19,075
Sales adjustments	(5,496)	(3,650)	(1,846)

Net revenue	$321,564	$304,335	$17,229

Income from operations	$16,024	$15,869	$155
Operating margin	5.0%	5.2%	(0.2)%

Consolidated gross revenue for the three months ended June 30, 2014 increased by $19.1 million, or 6.2%, compared to gross revenue for the three months ended June 30, 2013. Sales adjustments as a percentage of gross revenue increased by 0.5% from 1.2% during the three months ended June 30, 2013 to 1.7% during the three months ended June 30, 2014. Gross revenue increased $10.1 million from organic growth, including growth related to new programs, and $9.0 million from acquisitions that closed during and after the three months ended June 30, 2013. Our Human Services segment contributed 58.5% of the organic revenue growth with the remaining 41.5% contributed by our SRS segment.

Consolidated income from operations increased from $15.9 million, or 5.2% of net revenue, for the three months ended June 30, 2013 to $16.0 million, or 5.0% of net revenue, for the three months ended June 30, 2014. The decrease in our operating margin was primarily due to increased client occupancy costs associated with new programs with higher levels of open occupancy, increases in rent, utilities, and repairs and maintenance related to our business and increased direct labor costs due to a $1.5 million increase in health insurance expense. Additionally, during the three months ended June 30, 2013, there was a one-time $2.1 million favorable revenue adjustment to our state provider tax reserve relating to pre-Merger periods.

Revenues by segment

The following table sets forth net revenue for the Human Services segment for the periods indicated (in thousands):

	Three months ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2014	2013
I/DD gross revenue	$214,957	$196,732	$18,225	9.3%
ARY gross revenue	52,166	57,562	(5,396)	(9.4%)

Total Human Services gross revenue	$267,123	$254,294	$12,829	5.0%
Sales adjustments	(4,554)	(2,543)	(2,011)
Sales adjustments as a percentage of gross revenue	(1.7)%	(1.0)%	(0.7)%

Total Human Services net revenue	$262,569	$251,751	$10,818	4.3%

Human Services gross revenue for the three months ended June 30, 2014 increased by $12.8 million, or 5.0%, compared to the three months ended June 30, 2013. The increase in gross revenue was driven by a $18.3 million increase in I/DD gross revenue while ARY gross revenue decreased by $5.4 million compared to the three months ended June 30, 2013.

The increase in I/DD gross revenue included $11.3 million from organic growth and $7.0 million from acquisitions that closed during and after the three months ended June 30, 2013. The organic growth was the result of a 3.9% increase in volume coupled with a 1.8% increase in average billing rates for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

The $5.4 million decrease in ARY gross revenue was due to a 14.3% decrease in volume partially offset by a 4.9% increase in the average billing rate during the three months ended June 30, 2014 compared to the three months ended June 30, 2013. The majority of the decrease in volume was caused by a reduction in services in North Carolina due to a state wide redesign of these programs and the voluntary termination of our contracts to provide services with a managed care organization. The impact of this reduction accounted for approximately $5 million of the decrease in net revenue.

Sales adjustments for the three months ended June 30, 2014 increased by $2.0 million compared to the three months ended June 30, 2013. The increase is due to a one-time $2.1 million favorable revenue adjustment to our state provider tax reserve during the three months ended June 30, 2013 relating to pre-Merger periods.

The following table sets forth net revenue for the SRS segment for the periods indicated (in thousands):

	Three months ended June 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2014	2013
SRS gross revenue	$59,937	$53,691	$6,246	11.6%
Sales adjustments	(942)	(1,109)	167
Sales adjustments as a percentage of gross revenue	(1.6)%	(2.1)%	0.5%

SRS net revenue	$58,995	$52,582	$6,413	12.2%

SRS gross revenue for the three months ended June 30, 2014 increased by $6.2 million, or 11.6%, compared to the three months ended June 30, 2013. The increase included $4.2 million from organic growth and $2.0 million from acquisitions that closed during and after the three months ended June 30, 2013. The organic growth was driven by an increase in the average billing rate of 4.5% and an increase in volume of 3.3%.

Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Three months ended June 30,
	2014		2013
	Amount	% of net revenue	Amount	% of net revenue	Increase (Decrease)	Change in % of net revenue
Direct labor costs	$169,377	64.5%	$160,832	64.0%	$8,545	0.5%
Client program costs	10,499	4.0%	10,068	4.0%	431	0.0%
Client occupancy costs	13,761	5.2%	12,811	5.1%	950	0.1%
Travel & transportation costs	7,516	2.9%	6,820	2.7%	696	0.1%
Other direct costs	5,880	2.2%	5,361	2.1%	519	0.1%

Total cost of revenues	$207,033	78.8%	$195,892	77.9%	$11,141	0.9%

Human Services cost of revenue for the three months ended June 30, 2014 increased by $11.1 million, or 5.7%, as compared to the three months ended June 30, 2013 primarily due to an increase in direct labor of $8.6 million and an increase in client occupancy costs of $1.0 million. The increase in direct labor costs was attributable to additional costs associated with new programs and acquisitions that closed during and after the three months ended June 30, 2013 and an increase of $1.3 million in insurance expense. The increase in client occupancy costs was also attributable to additional costs associated with new programs with higher levels of open occupancy, acquisitions and increases in rent, utilities and repairs and maintenance expense related to our business.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Three months ended June 30,
	2014		2013
	Amount	% of net revenue	Amount	% of net revenue	Increase (Decrease)	Change in % of net revenue
Direct labor costs	$30,607	51.9%	$27,693	52.3%	$2,914	(0.4)%
Client program costs	4,363	7.4%	3,776	7.1%	587	0.3%
Client occupancy costs	6,507	11.0%	5,589	10.6%	918	0.5%
Travel & transportation costs	801	1.4%	724	1.4%	77	(0.0)%
Other direct costs	1,114	1.9%	944	1.8%	170	0.1%

Total cost of revenues	$43,392	73.6%	$38,726	73.1%	$4,666	0.4%

SRS cost of revenue for the three months ended June 30, 2014 increased by $4.7 million, or 12.0%, as compared to the three months ended June 30, 2013 due to an increase in direct labor costs of $2.9 million, an increase in client program costs of $0.6 million and an increase in client occupancy costs of $0.9 million. These increases were primarily attributable to additional costs associated with new programs and acquisitions that closed during and after the three months ended June 30, 2013. The decrease in direct labor costs as a percentage of net revenue is primarily due to expense leveraging. The increase in client occupancy costs as a percentage of net revenue was due to new programs with higher levels of open occupancy and an increase in rent, utilities and repairs and maintenance expense related to our business.

Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Three months ended June 30,
	2014		2013
	Amount	% of net revenue	Amount	% of net revenue	Increase (Decrease)	Change in % of net revenue
General and administrative	$36,671	11.4%	$37,014	12.2%	$(343)	(0.8)%
Depreciation and amortization	18,317	5.7%	16,826	5.5%	1,491	0.2%

Total operating expense	$54,988	17.1%	$53,840	17.7%	$1,148	(0.6)%

General and administrative expenses for the three months ended June 30, 2014 decreased by $0.3 million, or 1.0% as compared to the three months ended June 30, 2013 due to cost containment efforts in administrative staffing, business and office related costs.

Depreciation and amortization expense increased by $1.5 million, or 8.9%, during the three months ended June 30, 2014 primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets.

Other (income) expense

Management fee of related party: Management fee remained consistent during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Other income (expense), net: Other income, net, which primarily consists of mark to market adjustments of the cash surrender value of the company owned life insurance policies increased due to favorable adjustments recorded during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Interest Expense: Interest expense decreased by $3.3 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to a lower interest rate on the senior secured credit facilities as a result of the refinancing on January 31, 2014 and the redemption of $38 million of the senior notes on February 26, 2014.

Benefit for income taxes

For the three months ended June 30, 2014, our effective income tax rate was 90.0% compared to an effective tax rate of 40.7% for the three months ended June 30, 2013. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

Nine Months Ended June 30, 2014 and 2013

Consolidated Overview (in thousands)

	Nine months ended June 30,
	2014	2013	Increase (Decrease)
Gross revenue	$954,782	$907,263	$47,519
Sales adjustments	(15,921)	(13,722)	(2,199)

Net revenue	$938,861	$893,541	$45,320

Income from operations	$44,176	$34,291	$8,992
Operating margin	4.7%	3.8%	0.9%

Consolidated gross revenue for the nine months ended June 30, 2014 increased by $47.5 million, or 5.2%, compared to gross revenue for the nine months ended June 30, 2013. Sales adjustments as a percentage of gross revenue increased from 1.5% to 1.7% during the nine months ended June 30, 2014. Gross revenue increased $28.4 million from organic growth, including growth related to new programs, and $19.1 million from acquisitions that closed during and after the nine months ended June 30, 2013. Our Human Services segment contributed 67.9% of the organic revenue growth with the remaining 32.1% contributed by our SRS segment.

Consolidated income from operations increased from $34.3 million, or 3.8% of net revenue, for the nine months ended June 30, 2013 to $44.2 million, or 4.7% of net revenue, for the nine months ended June 30, 2014. The increase in our operating margin was primarily due to the increase in revenue, expense leveraging and cost containment efforts in our direct labor costs and general administrative expenses. The improvement in operating margin was partially offset by the increase in client occupancy costs due to new programs with higher levels of open occupancy and increases in rent, utilities and repair and maintenance costs related to our business. The improvement was also partially offset by a $2.1 million favorable revenue adjustment to our state provider tax reserve relating to pre-Merger periods during the nine months ended June 30, 2013.

Revenues by segment

The following table sets forth net revenue for the Human Services segment for the periods indicated (in thousands):

	Nine months ended June 30,			Percentage
			Increase	Increase
	2014	2013	(Decrease)	(Decrease)
I/DD gross revenue	$628,118	$578,257	$49,861	8.6%
ARY gross revenue	154,408	170,459	(16,051)	(9.4)%

Total Human Services gross revenue	$782,526	$748,716	$33,810	4.5%
Sales adjustments	(13,340)	(10,833)	(2,507)
Sales adjustments as a percentage of gross revenue	(1.7)%	(1.4)%	(0.3)%

Total Human Services net revenue	$769,186	$737,883	$31,303	4.2%

Human Services gross revenue for the nine months ended June 30, 2014 increased by $33.8 million, or 4.5%, compared to the nine months ended June 30, 2013. The $33.8 million increase in gross revenue was driven by a $49.9 million increase in I/DD gross revenue while ARY gross revenue decreased by $16.1 million.

The increase in I/DD gross revenue included $35.3 million from organic growth and $14.6 million from acquisitions that closed during and after the nine months ended June 30, 2013. The organic growth was the result of a 3.9% increase in volume coupled with a 2.3% increase in average billing rates for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

The $16.1 million decrease in ARY gross revenue was due to a 13.2% decrease in volume partially offset by a 3.7% increase in the average billing rate during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. The majority of the decrease in volume was caused by a reduction in services in North Carolina due to a state wide redesign of these programs and the voluntary termination of our contracts to provide services with a managed care organization. The impact of this reduction accounted for approximately $14 million of the decrease in net revenue.

Sales adjustments for the nine months ended June 30, 2014 increased by $2.5 million compared to the nine months ended June 30, 2013. The increase is primarily due to a one-time $2.1 million favorable revenue adjustment to our state provider tax reserve during the three months ended June 30, 2013 relating to pre-Merger periods

The following table sets forth net revenue for the SRS segment for the periods indicated (in thousands):

				Percentage
	Nine months ended June 30,		Increase	Increase
	2014	2013	(Decrease)	(Decrease)
SRS gross revenue	$172,256	$158,547	$13,709	8.6%
Sales adjustments	(2,581)	(2,889)	308
Sales adjustments as a percentage of gross revenue	(1.5)%	(1.8)%	0.3%

SRS net revenue	$169,675	$155,658	$14,017	9.0%

SRS gross revenue for the nine months ended June 30, 2014 increased by $13.7 million, or 8.6%, compared to the nine months ended June 30, 2013. The increase included $9.2 million from organic growth and $4.5 million from acquisitions that closed during and after the nine months ended June 30, 2013. The organic growth was driven by an increase in the average billing rate of 4.1% and a slight increase in volume of 1.7%.

Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Nine months ended June 30,
	2014		2013
		% of net		% of net	Increase	Change in %
	Amount	revenue	Amount	revenue	(Decrease)	of net revenue
Direct labor costs	$499,173	64.9%	$479,849	65.0%	$19,324	(0.1)%
Client program costs	30,873	4.0%	31,842	4.3%	(969)	(0.3)%
Client occupancy costs	41,244	5.4%	37,838	5.1%	3,406	0.2%
Travel & transportation costs	20,779	2.7%	19,939	2.7%	840	(0.0)%
Other direct costs	16,874	2.2%	16,587	2.2%	287	(0.1)%

Total cost of revenues	$608,943	79.2%	$586,055	79.4%	$22,888	(0.3)%

Human Services cost of revenue for the nine months ended June 30, 2014 increased by $22.9 million, or 3.9%, as compared to the nine months ended June 30, 2013 primarily due to an increase in direct labor costs of $19.3 million and an increase in client occupancy costs of $3.4 million. The increases in direct labor costs and client occupancy costs were primarily attributable to additional costs associated with new programs and acquisitions that closed during and after the nine months ended June 30, 2013, as well as a new compensation program for our direct care workers.

The decrease of direct labor costs as a percentage of net revenue was primarily due to expense leveraging. The increase in client occupancy costs as a percentage of net revenue was the result of new programs with higher levels of open occupancy and an increase in rent, utilities and repairs and maintenance expense related to our business.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Nine months ended June 30,
	2014		2013
	Amount	% of net revenue	Amount	% of net revenue	Increase (Decrease)	Change in % of net revenue
Direct labor costs	$88,754	52.3%	$82,207	52.8%	$6,547	(0.5)%
Client program costs	12,575	7.4%	10,975	7.1%	1,600	0.4%
Client occupancy costs	19,151	11.3%	16,388	10.5%	2,763	0.8%
Travel & transportation costs	2,271	1.3%	1,937	1.2%	334	0.1%
Other direct costs	3,065	1.8%	2,853	1.8%	212	(0.0)%

Total cost of revenues	$125,816	74.2%	$114,360	73.5%	$11,456	0.7%

SRS cost of revenue for the nine months ended June 30, 2014 increased by $11.5 million, or 10.0%, as compared to the nine months ended June 30, 2013 due to an increase in direct labor costs of $6.5 million, an increase in client program costs of $1.6 million and an increase in client occupancy costs of $2.8 million. These increases were primarily attributable to additional costs associated with new programs and acquisitions that closed during and after the nine months ended June 30, 2013.

The decrease of direct labor costs as a percentage of revenue was primarily due to expense leveraging. The increase in client program costs as a percentage of net revenue during the nine months ended June 30, 2014 was due to an increase in medical expense relating to the client mix. The increase in client occupancy costs as a percentage of net revenue during the nine months ended June 30, 2014 was due to new programs with higher levels of open occupancy and an increase in rent, utilities and repairs and maintenance expense related to our business.

Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Nine months ended June 30,
	2014		2013
	Amount	% of net revenue	Amount	% of net revenue	Increase (Decrease)	Change in % of net revenue
General and administrative	$108,811	11.6%	$110,879	12.4%	$(2,068)	(0.8)%
Depreciation and amortization	50,987	5.4%	47,970	5.4%	3,017	0.0%

Total operating expense	$159,798	17.0%	$158,849	17.8%	$949	(0.8)%

General and administrative expenses for the nine months ended June 30, 2014 decreased by $2.1 million, or 1.9%, as compared to the nine months ended June 30, 2013. As a percentage of net revenue, general and administrative expenses decreased by 0.8% as compared to the nine months ended June 30, 2013. This decrease was attributable to cost containment efforts in administrative staffing, business and office related costs.

Depreciation and amortization expense increased $3.0 million during the nine months ended June 30, 2014 from the prior year period primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets. Depreciation and amortization expense as a percentage of net revenue remained consistent.

Other (income) expense

Management fee of related party: Management fee remained consistent during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.

Other income, net: Other income, net, which primarily consists of mark to market adjustments of the cash surrender value of Company owned life insurance policies, decreased slightly from $0.6 million to $0.4 million in the nine months ended June 30, 2013 and 2014, respectively

Loss on extinguishment of debt: Extinguishment of debt was $14.7 million in the nine months ended June 30, 2014. The prior senior secured credit facilities were repaid and replaced with the senior secured credit facilities on January 31, 2014, and $38 million of the senior notes were redeemed on February 26, 2014, resulting in the write-off of deferred financing fees, original issue discount, redemption premium and initial purchase discount related to the prior senior secured credit facilities and the partial redemption of the senior notes totaling $14.7 million.

Interest Expense: Interest expense decreased by $5.3 million during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 due to lower interest expense on the senior secured credit facilities as a result of the refinancing on January 31, 2014 and the redemption of $38 million of the senior notes on February 26, 2014.

Benefit for income taxes

For the nine months ended June 30, 2014, our effective income tax rate was 32.5% compared to an effective tax rate of 34.5% for the nine months ended June 30, 2013. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

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

Operating activities

Cash flows provided by operating activities were $66.7 million for the nine months ended June 30, 2014 compared to cash flows provided by operating activities of $32.7 million for the nine months ended June 30, 2013. The increase in cash provided by operating activities was primarily attributable to the management of working capital items for the nine months ended June 30, 2014 as compared to the nine months ended June 30, 2013.

Investing activities

Net cash used in investing activities was $39.7 million and $21.0 million for the nine months ended June 30, 2014 and 2013, respectively. Cash paid for property and equipment for the nine months ended June 30, 2014 was $24.3 million, or 2.6% of net revenue, compared to $22.3 million, or 2.5% of net revenue, for the nine months ended June 30, 2013. During the nine months ended June 30, 2014 we paid $15.2 million for six acquisitions. During the nine months ended June 30, 2013, we paid $0.5 million for one acquisition in our Human Services segment.

Financing activities

On January 31, 2014, we replaced our prior senior secured credit facilities with the senior secured credit facilities consisting of a term loan facility and a senior revolver. The term loan facility has a seven-year maturity and the senior revolver has a five-year maturity: provided that if our 12.50% senior notes due 2018 (the “senior notes”) are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity will spring forward to November 15, 2017. We also redeemed $38 million aggregate principal amount of its senior notes on February 26, 2014.

Net cash provided by financing activities was $1.1 million for the nine months ended June 30, 2014 as compared to $4.5 million of cash provided by financing activities for the nine months ended June 30, 2013. The decrease in cash provided by financing activities is primarily due to the $30.0 million incremental term loan we obtained in February 2013, which had the effect of minimizing the need to draw on our senior revolver.

Our principal sources of funds are cash flows from operating activities, cash on hand and available borrowings under our senior revolver. During the nine months ended June 30, 2014, we borrowed an aggregate of $9.3 million under our senior revolver and repaid $9.3 million during the same period. At June 30, 2014, we had no outstanding borrowings and $100.0 million of availability under the senior revolver. However, despite the contractual availability, the covenants in our indenture could effectively limit our ability to fully draw on the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under our senior revolver. As of June 30, 2014, $44.7 million of letters of credit were issued under the institutional letter of credit facility. We may draw on the revolver during fiscal 2014 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

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

Senior Secured Credit Facilities

On January 31, 2014, we and NMH Holdings, LLC (“Parent”) entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”). The term loan facility has a seven-year maturity and the senior revolver has a five-year maturity; provided, that if the senior notes are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity dates shall spring forward to November 15, 2017. The senior credit agreement provides that we may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

All of our obligations under the senior secured credit facilities are guaranteed by Parent and the subsidiary guarantors named therein (the “Subsidiary Guarantors”). Pursuant to the Guarantee and Security Agreement, dated as of January 31, 2014 (the “guarantee and security agreement”), among Parent, as parent guarantor, the Company, certain of the Company’s subsidiaries, as subsidiary guarantors and Barclays Bank, PLC, as administrative agent, subject to certain exceptions, the obligations under the senior secured credit facilities are secured by a pledge of 100% of the Company’s capital stock and the capital stock of domestic subsidiaries owned by the Company and any other domestic Subsidiary Guarantor and 65% of the capital stock of any first tier foreign subsidiaries and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of Parent and each Subsidiary Guarantor.

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or making of a swingline loan will reduce the amount available under the senior revolver. As of June 30, 2014, we had no borrowings under the senior revolver and $44.7 million of letters of credit issued under the institutional letter of credit facility.

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

The senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon our achievement of certain first lien leverage ratios) of our annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. We are required to repay the term loan facility portion of the senior secured credit facilities in quarterly principal installments of 0.25% of the principal amount commencing on June 30, 2014, with the balance payable at maturity. The senior credit agreement permits the us to offer to the lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the senior credit agreement. In addition, if, on or prior to July 31, 2014, we prepay or reprice any portion of the term loan facility, we will be required to pay a prepayment premium of 1% of the loans being prepaid or repriced.

Senior Notes

On February 9, 2011, we issued $250.0 million in aggregate principal amount of senior notes at a price equal to 97.7% of their face value. The senior notes mature on February 15, 2018 and bear interest at a rate of 12.50% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2011. The senior notes are the Company’s unsecured obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of the Company’s existing subsidiaries.

On February 26, 2014, we redeemed $38 million aggregate principal amount of the outstanding principal amount of senior notes, in accordance with the provisions of the indenture governing the senior notes. The redemption price of the senior notes was 106.250% of the principal amount redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

On May 27, 2014, Civitas Solutions, Inc., an indirect parent company, filed a Registration Statement on Form S-1 with the SEC relating to the proposed initial public offering of its common shares. The number of shares to be offered and the price range for the offering have not yet been determined. If the proposed offering is consummated, we intend to use the net proceeds from the sale of common stock by Civitas Solutions, Inc. in the proposed offering to redeem all of the senior notes. The redemption will occur only pursuant to a notice of redemption issued in connection with the completion of the proposed offering. There are no assurances that the Registration Statement on Form S-1 will be declared effective, that the proposed offering will be consummated or that the redemption will occur.

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. The Company was in compliance with these covenants as of June 30, 2014.

In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, our usage of the senior revolver exceeds 30% of the commitments thereunder, we are required to maintain at the end of each such fiscal quarter, commencing with the quarter ending June 30, 2014, a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of June 30, 2014 as our usage of the senior revolver did not exceed the threshold for the quarter ended June 30, 2014.

The covenants in the senior credit agreement include restrictions, subject to certain exceptions, on our ability and the ability of our subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of our junior indebtedness; (xii) change our lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If we withdraw any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, it must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The senior credit agreement contains customary affirmative covenants and events of default.

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of June 30, 2014:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$1,100,539	$61,216	$121,642	$305,909	$611,772
Operating lease obligations (2)	202,212	50,019	74,504	42,562	35,127
Capital lease obligations	6,615	441	1,020	1,249	3,905
Purchase obligations (3)	10,679	3,433	6,348	898	—
Standby letters of credit	44,736	44,736	—	—	—

Total obligations and commitments	$1,364,781	$159,845	$203,514	$350,618	$650,804

(1)	Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at June 30, 2014. The maturity of the term loan principal and interest, which is due in quarterly installments through January 31, 2021, is subject to acceleration to November 15, 2017. See Note 3 to our unaudited consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
(3)	Represents purchase obligations related to information technology services and maintenance contracts.

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

As of June 30, 2014, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of June 30, 2014.

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

Generally, we recognize revenue for services provided to our clients when earned. Our services fall into two general categories: residential and non-residential. In residential services, we are providing a living environment, usually a community residence, to a client and providing care on a 24-hour basis. Non-residential services are provided to a client on an hourly (or other unit of time) basis for therapy, community support or in our day program centers. Revenues for residential services are recognized for the number of days in the accounting period that the client is in our service. Non-residential service revenue is recognized when the related services are performed.

In addition, we operate under four distinct types of contracting arrangements with our payors:

•	Negotiated Contracts. For these contracts, services are priced pursuant to a “plan of care” for the client which encompasses habilitation and therapies. Such contracts are not subject to retroactive adjustment or cost reimbursement requirements. However, we may petition for a change in rate based upon a change in circumstances with a particular client or in situations where additional services are needed. For these contracts, we recognize revenue at the negotiated rate when earned. Subsequent adjustments to rates, if any, are recognized when approved by the payor. For the three and nine months ended June 30, 2014, 29.7% and 32.9%, respectively, of our revenues were earned from contracts that fall into this category compared to 39.5% and 39.7% for the three and nine months ended June 30, 2013, respectively.

•	Fixed Fee Contracts. For these contracts, payors set a standard rate or set of rates for a particular service usually dependent on the acuity of the client. These rates are the same for all agencies providing the service. For these contract types, there is generally no cost report required or if a cost report is required it is used for informational purposes only. For these contracts, we recognize revenue at the standard rate as earned. For the three and nine months ended June 30, 2014, 48.3% and 45.4%, respectively, of our revenues were earned from contracts that fall into this category compared to 39.7% and 39.8% for the three and nine months ended June 30, 2013, respectively.

•	Retrospective reimbursement contracts. For these contracts, a provisional rate is set for the year pending the filing of an annual cost report that may further adjust that rate. Cost reimbursement rules differ by jurisdiction and program type but generally include direct costs, indirect costs, depreciation, interest, overhead allocations with interest, overhead and profit usually subject to limitation. Should the cost report indicate that allowable rate is lower than what has been billed, we record a liability and these funds are adjusted back or refunded to the state payor at some time in the future. For these contracts we prepare an analysis quarterly to determine if any of the revenue that has been billed and recognized should be deferred and if so record that portion as a current liability. In a subsequent quarter, allowable costs may increase which would result in a reversal of the liability but if this condition persists through the end of the statutory annual period, we would refund the unallowed portion of the revenue to the state and offset the liability. For the three and nine months ended June 30, 2014, 12.8% and 12.6%, respectively, of our revenues were earned from contracts that fall into this category compared to 12.0% and 11.7% for the three and nine months ended June 30, 2013, respectively.

•	Prospective payment contracts. These contracts are cost reported in the same way as retrospective contracts, except the cost report for the annual period is used to set the rates in a future period. For these contracts, changes in rates are recognized in revenue prospectively. For the three and nine months ended June 30, 2014, 9.1% and 9.0%, respectively, of our revenues were earned from contracts that fall into this category compared to 8.7% and 8.7% for the three and nine months ended June 30, 2013, respectively.

All four types of contracting arrangements are subject to audit by the payor and may be subject to recoupments of revenue if in performing its services we have not adhered to the terms of the contract, or not documented our services as specified by the payor. As of June 30, 2014 and September 30, 2013 liabilities to payors for cost based contracts were $4.9 million and $3.6 million, respectively.

Accounts Receivable and Reserves

Accounts receivable primarily consists of amounts due from state payors, not for profit providers and commercial insurance companies. Generally there is no bad debt risk with government payors or insurance companies. However, allowances are still required for disallowances of revenue that have not been billed timely or if authorizations to deliver services have been exceeded. In addition, there are numerous retroactive adjustments to revenue in cases where rates are adjusted by payors, often after an assessment of our client that takes effect retroactively. The company records the following reserves against revenue:

Sales Adjustment Allowance: The types of sales adjustments that we record typically involves rate adjustments due to billing errors or an agreed upon settlement of rate or level of services disputes with the payors. Sales adjustments expense is recorded against revenue in accordance with industry practice. We estimate the sales adjustment allowance based on historical sales adjustments experience. In addition, we also regularly evaluate our accounts receivable, especially receivables that are past due, and reassess our sales adjustment allowance based on specific payor collection issues and may record a specific addition to our sales adjustment allowance to reduce the net recognized receivable to the amount we reasonably expect to collect. As of June 30, 2014 and September 30, 2013, our sales adjustment allowance was $9.7 million and $12.5 million, respectively.

Non Authorized Sales Allowance: Our clients are generally long-term recipients of our services and require continuous care. The majority of the services are paid for through state Medicaid programs. When we enter into an arrangement to provide services to a client, we obtain an “authorization” to provide services for a specified period of time such as a six months or one year. When an authorization expires we generally do not discontinue providing service to our clients and in some cases are prevented from doing so legally. Therefore, it is not uncommon for us to serve a client without a current authorization. In this situation we determine whether a non- authorized sales allowance is required by whether the lapse in authorization is within the documented customary business practice period that we have established for that particular payor. Once the lapse in authorization extends beyond the normal period for that payor, we adjust the non-authorized sales allowance to reserve the revenue. As of June 30, 2014 and September 30, 2013, our non-authorized sales allowance was $2.4 million and $1.8 million, respectively.

Goodwill and Indefinite-lived Intangible Assets

We review costs of purchased businesses in excess of the fair value of identifiable tangible and intangible net assets acquired (goodwill), and indefinite-lived intangible assets, which consist primarily of trade names acquired in business combinations, for impairment annually, as of July 1st, or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable to determine whether any impairment exists, and, if so, the extent of such impairment. We test goodwill at the reporting unit level, which is the same level as our operating segments. We have the option to first assess qualitative factors to determine whether further impairment testing is necessary. We have elected to bypass the qualitative assessments for the fiscal year ended 2013 and proceed directly to the two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. We estimated the fair value of each of our reporting units using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of a reporting unit by estimating the after–tax cash flows attributable to a reporting unit and then discounting them to a present value using a risk-adjusted discount rate. In our discounted cash flow analysis, we forecasted cash flows by reporting unit for each of the next seven years and applied a long term growth rate to the final years of the forecasted cash flows to estimate terminal value. The cash flows were then discounted to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections used in the discounted cash flow analysis are based on estimates of the weighted average costs of capital of market participants relative to each respective reporting unit. For 2013, the estimated fair value of each reporting unit as determined by the income approach exceeded the carrying value by at least 25%. A 10% change in our key assumptions will not change the result of the impairment test. If the carrying amount of the reporting unit exceeds its estimated fair value, we are required to perform the second step, or Step 2, of the goodwill impairment test to measure the amount of impairment loss. Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill in order to determine the amount of impairment to be recognized. The implied fair value of goodwill is calculated as the difference between the fair value of the reporting unit and the estimated fair value of its assets and liabilities.

For our indefinite-lived intangible assets, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. We have elected to bypass the qualitative assessments for fiscal year 2013 and proceed directly to the quantitative impairment test. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are established using the relief from royalty method.

The estimated fair values of our reporting units are based on discounted estimated future cash flows. The discounted cash flow analysis requires significant judgment, including judgments about the appropriate discount rates and terminal values, future growth, capital expenditures and market conditions over the estimated remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-lived intangible assets. If updated estimates indicate that the fair value of goodwill or any indefinite-lived intangibles is less than the carrying value of the asset, an impairment charge is recorded in the consolidated statements of operations in the period of the change in estimate.

Impairment of Long-Lived Assets

Intangible assets with finite lives consist of agency contracts, acquired licenses and permits and non- competition agreements and are valued according to the future cash flows they are estimate to produce. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimate useful lives. We review these long-lived assets for impairment by continually evaluating whether circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded.

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

The ultimate recovery of certain of our deferred tax assets is dependent on the amount and timing of taxable income we will ultimately generate in the future, as well as other factors. A high degree of judgment is required to determine the extent a valuation allowance should be provided against deferred tax assets. On a quarterly basis, we assess the likelihood of realization of our deferred tax assets considering all available evidence, both positive and negative. Our operating performance in recent years, the scheduled reversal of temporary differences, our forecast of taxable income in future periods in each applicable tax jurisdiction, our ability to sustain a core level of earnings, and the availability of prudent tax planning strategies are important considerations in our assessment. Our forecast of future earnings includes assumptions about service volumes, payor reimbursement, labor costs, operating expenses, and interest expense. Based on the weight of available evidence, we determine if it is more likely than not our deferred tax assets will be realized in the future.

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

Stock-Based Compensation

NMH Investment, LLC our ultimate parent, adopted an equity-based compensation plan, and issued units of limited liability company interests consisting of Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units, Class F Common Units, Class G Common Units, and Class H Common Units pursuant to such plan. The units are limited liability company interests and are available for issuance to our employees and members of the Board of Directors for incentive purposes. Compensation expense is recorded for these awards based on the estimated fair value on the grant date. Compensation expense reflects an estimate of the number of awards expected to vest and is recognized on a straight-line basis over the requisite service period or at the time it is probable that certain performance conditions will be met.

For purposes of determining the estimated fair value of these grants, management values the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then use the option pricing method to determine the fair value of these units at the time of grant. Significant assumptions include the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. For Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units and Class F Common Units, the estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service periods of the awards. We currently use the historical forfeiture patterns to determine the forfeiture rate. The Class G Common Units and Class H Common Units vest upon a liquidity event and/or upon the occurrence of certain investment return conditions. We regularly assess the probability of these events occurring. At the time these events are determined to be probable, compensation expense will then be recognized in its entirety. As of June 30, 2014, there has been no expense recorded for these performance based awards.

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

The fair value of the swap arrangements are determined based on pricing models and independent formulas using current assumptions that include swap terms, interest rates and forward LIBOR curves and our credit risk. As of June 30, 2014, the fair value of the swap agreements was $0.8 million, which was recorded in current liabilities in our consolidated balance sheet.

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

We regularly analyze our reserves for incurred but not reported claims and for reported but not paid claims related to our self-insured retentions and fully self-insured programs. We believe our reserves are adequate. However, significant judgment is involved in assessing these reserves, such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. Any significant increase in the number of claims or costs associated with claims made under these programs above our reserves could have a material adverse effect on our financial results.

Legal Contingencies

We are regularly involved in litigation and regulatory proceedings in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict, and we may settle legal claims or be subject to judgments for amounts that differ from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period. See “Part II. Item A. Risk Factors” for additional information.

Subsequent Events

Add in events as applicable

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

The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Part II. Item 1A. Risk Factors” in this report as well as the following:

•	reductions or changes in Medicaid or other funding or changes in budgetary priorities by federal, state and local governments;

•	substantial claims, litigation and governmental proceedings;

•	our substantial amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•	our ability to operate our business due to constraints imposed by covenants in our senior credit agreement;

•	reductions in reimbursement rates, policies or payment practices by our payors;

•	an increase in labor costs or labor-related liability;

•	matters involving employees that expose us to potential liability;

•	our history of losses;

•	our ability to comply with complicated billing and collection rules and regulations;

•	failure to comply with reimbursement procedures and collect accounts receivable;

•	changes in economic conditions;

•	an increase in our self-insured retentions and changes in the insurance market for professional and general liability, workers’ compensation and automobile liability and our claims history and our ability to obtain coverage at reasonable rates;

•	an increase in workers’ compensation related liability;

•	our ability to control labor costs, including healthcare costs imposed by the Patient Protection and Affordable Care Act;

•	our ability to attract and retain experienced personnel;

•	our ability to establish and maintain relationships with government agencies and advocacy groups;

•	negative publicity or changes in public perception of our services;

•	our ability to maintain our status as a licensed service provider in certain jurisdictions;

•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts or acquire new licenses;

•	our ability to successfully integrate acquired businesses;

•	government regulations, changes in government regulations and our ability to comply with such regulations;

•	deficiencies in our internal control over financial reporting;

•	increased competition;

•	decrease in popularity of home- and community-based human services among our targeted client populations and/or state and local governments;

•	our susceptibility to any reduction in budget appropriations for our services in Minnesota or any other adverse developments in that state;

•	our ability to retain the continued services of certain members of our management team;

•	our ability to manage and integrate key administrative functions;

•	failure of our information systems or failure to upgrade our information systems when required;

•	write-offs of goodwill or other intangible assets;

•	natural disasters or public health catastrophes;

•	our ability to complete the Massachusetts Adult Day Health Alliance acquisition and realize its anticipated benefits; and

•	the potential for conflict between the interests of our majority equity holder and those of our debt holders

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

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan and the senior revolver, which bears interest at (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month beginning on such day plus 100 basis points plus 2.75%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.75%, at our option. A 1% increase in the interest rate on our floating rate debt as of June 30, 2014 would have increased cash interest expense on the floating rate debt by approximately $6.1 million per annum, without giving effect to the interest rate swap agreement discussed below.

To reduce the interest rate exposure related to our variable debt, we entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011 and ending September 30, 2014. Under the terms of the swap, as amended on October 15, 2012, we receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and we make payments to the counterparty based on a fixed rate of 2.08% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. We currently intend to enter into a new interest rate swap or other hedging agreement following the expiration of the existing swap, but the type of instrument, notional amount and duration of any such instrument or arrangement have not yet been determined.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and President (principal executive officer) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2014, we continued to evaluate the transition of certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

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

Two of our subsidiaries were named defendants in an action recently pending in the Illinois Circuit Court, Cook County, Law Division, under the caption Tarick Loutfi, as guardian ad litem of Matriannia Hightower, et al., Plaintiffs vs. Illinois Mentor, Inc., an Illinois corporation, Individually and as a subsidiary of National Mentor, LLC, National Mentor, LLC, a Delaware limited liability company, et al., Defendants (the “Hightower Action”). The Hightower Action was brought on September 10, 2009 on behalf of a minor with disabilities by her guardian ad litem and biological parents who sought damages for injuries suffered by the minor during a foster home placement coordinated by us. The case was dismissed on June 10, 2014 after a settlement was reached by the parties. We paid $1.5 million towards the settlement of the Hightower Action, and the balance of the settlement amount was paid by our insurers.

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

Finally, we are also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation and claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws.

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

Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. Previously, the Joint Select Committee on Deficit Reduction’s failure to meet the deadline imposed by the Budget Control Act of 2011 triggered automatic across-the-board cuts to discretionary funding, including a 2% reduction to Medicare, which went into effect April 1, 2013, but specifically exempted Medicaid payments to states. While this development did not reduce federal Medicaid funding, reductions in other federal payments to states will put additional stress on state budgets, with the potential to negatively impact the ability of states to provide the state Medicaid matching funds necessary to maintain or increase the federal financial contribution to the program. Although earlier this year the Congress and President reached an agreement on a two-year budget framework for federal fiscal years 2014 and 2015, negotiations in recent years regarding deficit reduction efforts have been contentious and, most recently, resulted in a 16-day government shutdown in October 2013. While Medicaid payments were not affected during this period, the potential of longer shutdowns in the future if new negotiations regarding the federal budget and/or the federal debt ceiling fail to produce a resolution could cause disruptions in Medicaid support and payments to states. In addition, the federal government may choose to adopt alternative proposals to reduce the federal budget deficit. These alternative reductions could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by the Congress, particularly those included in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Patient Protection and Affordable Care Act”), that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.

Budgetary pressures facing state governments, as well as other economic, industry and political factors, could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Governmental agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If a government agency does not receive an appropriation sufficient to cover its contractual obligations with us, it may terminate a contract or defer or reduce our reimbursement. In addition, there is risk that previously appropriated funds could be reduced through subsequent legislation. Many states in which we operate experienced unprecedented budgetary deficits during and in the wake of the recession that began in 2008, and, as a result, implemented service reductions, rate freezes and/or rate reductions, including states such as Minnesota, California, Florida, Indiana and Arizona. Similarly, programmatic changes such as conversions to managed care with related contract demands regarding billing and services, unbundling of services, governmental efforts to increase consumer autonomy and reduce provider oversight, coverage and other changes under state Medicaid plans, may cause unanticipated costs and risks to our service delivery. The loss or reduction of or changes to reimbursement under our contracts could have a material adverse effect on our business, financial condition and operating results.

The nature of our operations subjects us to substantial claims, litigation and governmental proceedings.

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

Professional and general liability expense totaled 0.8% and 0.8% of our net revenue for the three and nine months ended June 30, 2014, respectively, as compared to 0.9% and 1.2% of our net revenue for the three and nine months ended June 30, 2013. These expenses are incurred in connection with our claims reserve and insurance premiums. The expense for the nine months ended June 30, 2013 included expenses of $2.4 million related to an adjustment to our tail reserve for professional and general liability claims, which is required by accounting standards for companies with claims-made insurance. For more information, see “—Our financial results could be adversely affected if claims against us are successful, to the extent we must make payments under our self-insured retentions, or if such claims are not covered by our applicable insurance or if the costs of our insurance coverage increase.” Increased costs of insurance and claims have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing the occurrence of claims. Although insurance premiums did not increase in fiscal 2013 and 2014, they have increased in prior years and may increase in the future.

We are subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation, as well as claims for violations under the Fair Labor Standards Act or state wage and hour laws.

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

We have a significant amount of indebtedness and substantial leverage. As of June 30, 2014, we had total indebtedness of $817.1 million. We expect to continue to make new investments in our growth that may reduce liquidity, and we may need to draw on our senior revolver in the future.

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

In addition to our high level of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the three and nine months ended June 30, 2014, our aggregate rental payments for these leases were $14.6 million and $42.9 million. We expect this number will increase during fiscal 2014 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.

As we continue to make new investments in our growth that may reduce liquidity, we may need to draw on the senior revolver in the future. Our ability to generate sufficient cash flow to fund our debt service, rental payments and other obligations depends on many factors beyond our control. In addition, possible acquisitions or investments in organic growth and other strategic initiatives could require additional debt financing. If our future cash flows do not meet our expectations and we are unable to service our debt, or if we are unable to obtain additional debt financing, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying acquisitions, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to affect any of these transactions on satisfactory terms, or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to obtain additional financing on satisfactory terms, or at all, could have a material adverse effect on our business, financial condition and operating results.

Covenants in our debt agreements impose several restrictions on our business.

The senior credit agreement and the indenture governing the senior notes contain various covenants that limit the Company’s ability and/or its subsidiaries’ ability to, among other things:

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

The senior credit agreement governing the senior secured credit facilities also requires the Company and its subsidiaries to maintain a specified financial ratio in the event that the Company draws more than $30.0 million under its senior revolver. That financial ratio becomes more restrictive beginning in fiscal quarter ending March 31. 2017. Our ability to meet this financial ratio may be affected by events beyond its control, and we cannot assure you that the Company will satisfy that test. The breach of any of these covenants or financial ratio could result in a default under the senior secured credit facilities and the lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

Reductions in reimbursement rates, a failure to obtain increases in reimbursement rates or subsequent negative audit adjustments could adversely affect our revenue, cash flows and profitability.

Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 12.6% of our revenue is derived from contracts based on a retrospective cost reimbursement model, whereby we are required to maintain a certain cost structure in order to realize the specified rate. For such programs, if our costs are less than the required amount, we are required to return a portion of the revenue to the payor. Some of our programs are also subject to prospective rate adjustments based on current spending levels. For such programs, we could experience reduced rates in the future if our current spending is not sufficient. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected.

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

As a result of cost reporting, we have from time to time experienced negative audit adjustments which are based on subjective judgments of reasonableness, necessity or allocation of costs in our services provided to clients. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors and adjustments of our rates. We cannot assure you that our rates will be maintained, or that we will be able to keep all payments made to us, until an audit of the relevant period is complete.

Our variable cost structure is directly related to our labor costs, which may be adversely affected by labor shortages, a deterioration in labor relations or increased unionization activities.

Our variable cost structure and operating profitability are directly related to our labor costs. Labor costs may be adversely affected by a variety of factors, including a limited supply of qualified personnel in any geographic area, local competitive forces, and ineffective utilization of our labor force, increases in minimum wages or the need to increase wages to remain competitive, health care costs and other personnel costs, and adverse changes in client service models. We typically cannot recover our increased labor costs from payors and must absorb them ourselves. We have incurred higher labor costs in certain markets from time to time because of difficulty in hiring qualified direct care staff. These higher labor costs have resulted from increased wages and overtime and the costs associated with recruitment and retention, training programs and use of temporary staffing personnel. In part to help with the challenge of recruiting and retaining direct care staff, we offer these employees a benefits package that includes paid time off, health insurance, dental insurance, vision coverage, life insurance and a 401(k) plan, and these costs can be significant.

Although our employees are generally not unionized, we have one business in New Jersey with approximately 34 employees who are represented by a labor union and approximately 299 Connecticut direct care workers who are also represented by a labor union. We began negotiating a labor agreement with the Connecticut union in September 2012 and such negotiations are continuing. We may not be able to negotiate this or future labor agreements on satisfactory terms. From time to time, we experience attempts to unionize certain of our non-union employees. Future unionization activities could result in an increase of our labor and other costs. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

We have a history of losses, and we might not be profitable in the future.

Due in large part to our high levels of indebtedness, we have had a history of losses. For the years ended September 30, 2012, 2013 and the nine months ended June 30, 2014, we generated net losses of $14.3 million, $18.3 million and $16.3 million, respectively. We may continue to report losses in the future. Factors that may cause us to continue to report losses or cause those losses to increase include reductions in funding for our services, reductions in reimbursement rates, increases in our costs, increased competition and other factors described elsewhere under this “Item 1A, Risk Factors”.

State and local government payors with which we have contracts have complicated billing and collection rules and regulations, and if we fail to meet such requirements, our business could be materially impacted.

We derive approximately 90% of our revenue from contracts with state and local government agencies, and a substantial portion of this revenue is state-funded with federal Medicaid matching dollars. In billing for our services to third-party payors, we must follow complex documentation, coding and billing rules and there can be delays before we receive payment. These rules are based on federal and state laws, rules and regulations, various government pronouncements, and on industry practice. If we fail to comply with federal and state documentation, coding and billing rules, we could be subject to criminal and/or civil penalties, loss of licenses and exclusion from the Medicaid programs, which could materially harm us. Specifically, failure to follow these rules could result in potential criminal or civil liability under the False Claims Act and various federal and state criminal healthcare fraud statutes, under which extensive financial penalties and exclusion from participation in federal healthcare programs can be imposed.

Federal false claims laws prohibit any person from knowingly presenting or causing to be presented a false claim for payment to the federal government, or knowingly making or causing to be made a false statement to get a false claim paid. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim, the potential for exclusion from participation in federal healthcare programs and criminal liability. The majority of states also have statutes or regulations similar to the federal false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. See “—We are subject to extensive governmental regulations, which require significant compliance expenditures, and a failure to comply with these regulations could adversely affect our business.”

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

Our government payors rely on tax revenue to pay for our services. In the wake of the last economic recession that began in 2008, most states faced unprecedented declines in tax revenues and, as a result, record budget gaps. Furthermore, even after four years of economic improvement, at the end of 2013, inflation-adjusted tax revenues remained below peak levels in many states. If the economy were to contract into recession again, our government payors or other counterparties that owe us money could be delayed in obtaining, or may not be able to obtain, necessary funding and/or financing to meet their cash flow needs. In 2011, Standard & Poor’s downgraded the Federal government’s credit rating and additional downgrades are possible in the future. In October 2013, Fitch Ratings placed the Federal government’s credit rating on negative watch. If the credit rating of the federal government is downgraded again, it is possible there will be related downgrades of state credit ratings as well. If this or unrelated state downgrades occur, this could make it more expensive for states to finance their cash flow needs and put additional pressure on state budgets. Delays in payment could have a material adverse effect on our cash flows, liquidity and financial condition. In the event that our payors or other counterparties are financially unstable or delay payments to us, our financial condition could be further impaired if we are unable to borrow additional funds under our senior credit agreement to finance our operations.

Our financial results could be adversely affected if claims against us are successful, to the extent we must make payments under our self-insured retentions, or if such claims are not covered by our applicable insurance or if the costs of our insurance coverage increase.

We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. Professional and general liability claims, if successful, could result in substantial damage awards which might require us to make significant payments under our self-insured retentions and increase future insurance costs. For claims made from October 1, 2010 to September 30, 2011, we were self-insured for $2.0 million per claim and $8.0 million in the aggregate, and for $500,000 per claim in excess of the aggregate. From October 1, 2011 to September 30, 2013, we were self-insured for the first $4.0 million of each and every claim with no aggregate limit. Beginning October 1, 2013, we are self-insured for $4.0 million per claim and $28.0 million in the aggregate. We may be subject to increased self-insurance retention limits in the future which could have a negative impact on our results. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from employment practice claims, wage and hour violations, and governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.

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

The Patient Protection and Affordable Care Act imposed new mandates on employers and individuals. The mandate requiring all individuals to enroll in a health insurance plan deemed credible became effective on January 1, 2014, but the implementation of the requirement that all employers with 50 or more full-time employees provide to employees health insurance deemed credible or pay a penalty has been delayed until January 1, 2015. Despite the delayed implementation of the employer mandate, we have recently redesigned our health benefits for calendar year 2014 to offer employees health coverage that meets the requirements of the Patient Protection and Affordable Care Act. Depending upon claims experience or enrollment changes in our new plans, our cost for employee health insurance could materially increase. Moreover, if the coverage we are offering isn’t competitive with the health insurance benefits our employees could receive at other employers, we may become less attractive as an employer and it may become more difficult for us to compete for qualified employees.

We face substantial competition in attracting and retaining experienced personnel, and we may be unable to maintain or grow our business if we cannot attract and retain qualified employees.

Our success depends to a significant degree on our ability to attract and retain qualified and experienced human service and other professionals, who possess the skills and experience necessary to deliver quality services to our clients and manage our operations. We face competition for certain categories of our employees, particularly direct service professionals and managers, based on wages, benefits and other working conditions. Contractual requirements and client needs determine the number, as well as the education and experience levels, of health and human service professionals we hire. We face substantial turnover among our direct service professionals. Also, due to the nature of the services we provide, our working conditions require additional sensitivities and skills relative to traditional medical care environments. Our ability to attract and retain employees with the requisite credentials, experience and skills depends on several factors, including, but not limited to, our ability to offer competitive wages, benefits and professional growth opportunities. The inability to attract and retain experienced personnel could have a material adverse effect on our business.

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

Our reputation and prior experience with agency staff, care workers and others in positions to make referrals to us are important for building and maintaining our operations. Any event that harms our reputation or creates negative experiences with such third parties could impact our ability to receive referrals and maintain or grow our client base.

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

We operate in numerous jurisdictions and are required to maintain licenses and certifications in order to conduct our operations in each of them. Each state and local government has its own regulations, which can be complicated. Additionally, each of our service lines can be regulated differently within a particular jurisdiction. As a result, maintaining the necessary licenses and certifications to conduct our operations is cumbersome. Our licenses and certifications could be suspended, revoked or terminated for a number of reasons, including:

•	the failure by our direct care staff or host-home providers to properly care for clients;

•	the failure to submit proper documentation to the applicable government agency, including documentation supporting reimbursements for costs;

•	the failure by our programs to abide by the applicable laws and regulations relating to the provision of health and human services; and

•	the failure of our facilities to comply with the applicable building, health and safety codes and ordinances.

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

We have increased and will continue to make substantial expenditures to expand existing services, win new business and grow revenue, but we may not realize the anticipated benefits of such increased expenditures.

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

We are required to comply with comprehensive government regulation of our business, including statutes, regulations and policies governing the licensing of our facilities, the maintenance and management of our work place for our employees, the quality of our service, the revenue we receive for our services and reimbursement for the cost of our services. Compliance with these laws, regulations and policies is expensive, and if we fail to comply with these laws, regulations and policies, we could lose contracts and the related revenue, thereby harming our financial results. State and federal regulatory agencies have broad discretionary powers over the administration and enforcement of laws and regulations that govern our operations. A material violation of a law or regulation could subject us to fines and penalties and in some circumstances could disqualify some or all of the facilities and programs under our control from future participation in Medicaid or other government programs.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) and other federal and state data privacy and security laws govern the collection, dissemination, security, use and confidentiality of patient-identifiable health information. HIPAA and the HITECH Act require us to comply with standards for the use and disclosure of health information within our company and with third parties, including, among other things, the adoption of administrative, physical and technical safeguards to protect such information. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. While we have taken steps to comply with applicable health information privacy and security requirements to which we are aware that we are subject to, if we do not comply with existing or new federal or state laws and regulations related to patient health information, we could be subject to criminal or civil sanctions and any resulting liability could adversely affect our operations. The costs of complying with privacy and security related legal and regulatory requirements are burdensome and could have a material adverse effect on our operations.

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

The federal Anti-Kickback Law and similar state statutes, prohibit the provision of kickbacks, rebates and any other form of remuneration in return for referrals. Any remuneration, direct or indirect, offered, paid, solicited or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicaid could be considered a violation of law. The Anti-Kickback Law also prohibits payments made to anyone to induce them to recommend purchasing, leasing or ordering any goods, facility, service or item for which payment may be made in whole or in part by Medicaid. Criminal penalties under the Anti-Kickback Law include fines up to $25,000, imprisonment for up to five years, or both. In addition, acts constituting a violation of the Anti-Kickback Law may also lead to civil penalties, such as fines, assessments, exclusion from participation in the Medicaid programs and liability under the False Claims Act.

We are subject to many different and varied audit mechanisms for post-payment review of claims submitted under the Medicaid program. These include Recovery Audit Contractor (“RAC”) auditors, State Medicaid auditors, surveillance integrity review audits and Payment Error Rate Measurement (“PERM”) audits, among others. Any one of these audit activities may identify claims that the auditors deem problematic and, following such determination, auditors may require recoupment of claims by Medicaid to us.

On March 17, 2014, a newly promulgated federal regulation governing home- and community-based services became effective. The rule establishes eligibility requirements for Medicaid home and community-based services provided under the “waiver” program. The waiver program allows the states to furnish an array of home- and community-based services and avoid institutional care. Under the new rule, home- and community-based settings must be integrated in and support full access to the greater community, be selected by the individual from different setting options, ensure individual rights of privacy, and optimize autonomy and independence in making life choices. The rule includes additional requirements for provider-owned or controlled home and community-based residential settings, including that the individual has a lease or other legally enforceable agreement, and standards related to the individual’s privacy, control over schedule and visitors, and physical accessibility of the setting. At this juncture it is unclear how individual states will seek to implement this newly adopted regulation. The rule presents some implementation challenges, as some of the broad requirements may conflict with the needs and/or precautions that we must take for some of the individuals that we serve. It is unclear how each state will seek to address this potential conflict, and the impact and costs of implementation and compliance with this regulation are currently unknown. States have the option to request a variation or delay of compliance with the federal standards for as long as five years from the effective date. Moreover, each state Medicaid agency may interpret and submit different requests and extension timelines.

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

For the fiscal year ended September 30, 2013 and the nine months ended June 30, 2014, 14% of our net revenue was derived from contracts with government agencies in the State of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. For example, our I/DD services in Minnesota were negatively impacted in 2009 and 2011 by rate cuts of 2.6% and 1.5%, respectively. We cannot assure you that we will not receive additional rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

We depend on our ability to store, retrieve, process and manage a significant amount of information, and to provide our operations with efficient and effective accounting, census, incident reporting and other quality assurance systems. Our information systems require maintenance and upgrading to meet our needs, which could significantly increase our administrative expenses.

Any system failure that causes an interruption in service or availability of our critical systems could adversely affect operations or delay the collection of revenues. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, hacking and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of data, or cessations in the availability of systems, all of which could have a material adverse effect on our financial position and results of operations and harm our business reputation. Furthermore, a loss of health care information could result in potential penalties in certain of our businesses if we fail to comply with privacy and security standards in violation of HIPAA, as amended by the HITECH Act.

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

A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 54.1% and 56.0% of the total assets on our consolidated balance sheets as of June 30, 2014 and September 30, 2013, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

The Massachusetts Adult Day Health Alliance acquisition may not be completed and, if it is completed, we may fail to realize its anticipated benefits.

The completion of our acquisition of Massachusetts Adult Day Health Alliance is subject to various conditions, including making certain regulatory filings and other customary conditions. There can be no assurance that the closing conditions will be satisfied or that the acquisition will be completed.

Assuming the Massachusetts Adult Day Health Alliance acquisition is completed, its anticipated benefits will depend on, among other things, our ability to operate it and realize revenue growth. In particular, the anticipated benefits are subject to the following risks:

•	our expansion into the adult day services market, in which we have no prior experience, may be significantly more difficult to accomplish or take longer to achieve than expected, or may not be achieved in its entirety or at all as a result of unexpected factors or events;

•	Massachusetts Adult Day Health Alliance’s business prospects, financial condition or reputation may deteriorate prior to or after the completion of the acquisition;

•	employees of Massachusetts Adult Day Health Alliance whom we wish to retain may elect to terminate their employment as a result of the acquisition, which could delay or disrupt the transition of ownership and inhibit our ability to achieve revenue growth in this new market; and

•	the allocation of our existing resources to the operation of the adult day services business may reduce the resources available to, and divert the attention of management from, our existing businesses.

If any of these risks occur, we may not be able to realize the anticipated benefits of the acquisition, or they may take longer to realize than expected. Massachusetts Adult Day Health Alliance and we will continue to operate independently until the completion of the acquisition.

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

Unregistered Sales of Equity Securities

No equity securities of the Company or of its indirect parent, NMH Investment, LLC (“NMH Investment”), were sold during the three months ended June 30, 2014.

No units of common equity of NMH Investment issued during the quarter ended June 30, 2014 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended.

Repurchases of Equity Securities

No equity securities of the Company were repurchased during the three months ended June 30, 2014.

The following table sets forth information in connection with repurchases made by NMH Investment of its common equity units during the three months ended June 30, 2014:

	(a) Class and Total Number of Units Purchased	(b) Average Price Paid per Unit		(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month #1 (April 1, 2014 through April 30, 2014)	— A Units — B Units — C Units — D Units — F Units — G Units	$ $ $ $ $ $	— — — — — —	— — — — — —	N/A N/A N/A N/A N/A N/A

Month #2 (May 1, 2014 through May 31, 2014)	— A Units — B Units — C Units — D Units — F Units — G Units	$ $ $ $ $ $	— — — — — —	— — — — — —	N/A N/A N/A N/A N/A N/A

Month #3 (June 1, 2014 through June 30, 2014)	— A Units — B Units — C Units — D Units 12,536.34 F Units	$ $ $ $ $	— — — — 1.81	— — — — —	N/A N/A N/A N/A N/A

The Company did not repurchase any of its common stock as part of an equity repurchase program during the three months ended June 30, 2014. NMH Investment purchased all of the units listed in the table from one employee after departure from the Company.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL MENTOR HOLDINGS, INC.

August 13, 2014	By:	/s/ Denis M. Holler
Denis M. Holler
		Its:	Chief Financial Officer, Treasurer and duly authorized officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 and 3.3 of the Form 10-K for the fiscal year ended September 30, 2013

31.1	Certification of principal executive officer.	Filed herewith

31.2	Certification of principal financial officer.	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files