Form 10-K
period 2014-09-30
NATIONAL MENTOR HOLDINGS, INC.
filed 2014-12-17
CIK 1338690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was zero.

As of December 17, 2014, there were 100 shares of the registrant’s common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned indirectly by Civitas Solutions, Inc., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC all materials required to be filed pursuant to Section 13, 14 or 15(d) thereof, and the registrant is therefore filing this Form 10-K with a reduced disclosure format.

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	25
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Mine Safety Disclosures	25

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	49
Item 8.	Financial Statements and Supplementary Data	49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	50

PART III

Item 10.	Directors, Executive Officers and Corporate Governance (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	51
Item 11.	Executive Compensation (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	51
Item 13.	Certain Relationships and Related Transactions, and Director Independence (intentionally omitted pursuant to General Instruction I(2)(c) of Form 10-K)	51
Item 14.	Principal Accounting Fees and Services	51

PART IV

Item 15.	Exhibits and Financial Statement Schedules	52
Signatures		53

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

These statements relate to future events or our future financial performance, and include statements about our expectations for future periods with respect to demand for our services, the political climate and budgetary environment, our expansion efforts and the impact of our recent acquisitions, our plans for investments to further grow and develop our business, our margins and our liquidity. Terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” or similar expressions are intended to identify these forward looking statements. These statements are only predictions. Actual events or results may differ materially.

The information in this report is not a complete description of our business or the risks associated with our business. There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is not possible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K as well as the following:

•	reductions or changes in Medicaid or other funding or changes in budgetary priorities by federal, state and local governments;

•	substantial claims, litigation and governmental proceedings;

•	reductions in reimbursement rates, policies or payment practices by our payors;

•	an increase in labor costs or labor-related liability;

•	matters involving employees that expose us to potential liability;

•	our substantial amount of debt, our ability to meet our debt service obligations and our ability to incur additional debt;

•	our history of losses;

•	our ability to comply with complicated billing and collection rules and regulations;

•	failure to comply with reimbursement procedures and collect accounts receivable;

•	changes in economic conditions;

•	an increase in our self-insured retentions and changes in the insurance market for professional and general liability, workers’ compensation and automobile liability and our claims history and our ability to obtain coverage at reasonable rates;

•	an increase in workers’ compensation related liability;

•	our ability to control labor costs, including healthcare costs imposed by the Patient Protection and Affordable Care Act;

•	our ability to attract and retain experienced personnel;

•	our ability to establish and maintain relationships with government agencies and advocacy groups;

•	negative publicity or changes in public perception of our services;

•	our ability to maintain our status as a licensed service provider in certain jurisdictions;

•	our ability to maintain, expand and renew existing services contracts and to obtain additional contracts or acquire new licenses;

•	our ability to successfully integrate acquired businesses;

•	our inability to successfully expand into adjacent markets;

•	government regulations, changes in government regulations and our ability to comply with such regulations;

•	increased competition;

•	decrease in popularity of home- and community-based human services among our targeted client populations and/or state and local governments;

•	our susceptibility to any reduction in budget appropriations for our services in Minnesota or any other adverse developments in that state;

•	our ability to operate our business due to constraints imposed by covenants in our senior credit agreement;

•	our ability to retain the continued services of certain members of our management team;

•	our ability to manage and integrate key administrative functions;

•	failure of our information systems or failure to upgrade our information systems when required;

•	information technology failure, inadequacy, interruption or security failure;

•	write-offs of goodwill or other intangible assets;

•	natural disasters or public health catastrophes;

•	our ability to comply with requirements to maintain effective internal controls; and

•	the potential for conflict between the interests of our majority equity holder and those of our debt holders.

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

Company Overview

In this section “NMHI”, “we”, “us”, the “Company” and “our” refer to National Mentor Holdings, Inc. and its consolidated subsidiaries. Throughout this Annual Report on Form 10-K we use the term “must serve” to describe the people we serve. We consider “must-serve individuals” to be those that public policy has recognized a responsibility to care for because they are highly vulnerable by virtue of a condition acquired at birth or after birth, or their status as a minor, or as elders, and have special needs and/or disabilities such that they need to be supported or cared for in the daily activities of living.

We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. These populations are large, growing and increasingly being served in home- and community-based settings such as those we provide. Our clinicians and caregivers develop customized service plans, delivered in non-institutional settings, designed to address a broad range of often life-long conditions and to enable those we serve to thrive in less restrictive settings.

We believe we offer a powerful value proposition to government and non-public payors, referral sources and individuals and families by providing innovative, high-quality and cost-effective services that enable greater client independence, skill building and community involvement. Our core strength is providing a continuum of residential, day and vocational programs, and periodic services to support diverse populations with disabilities and special needs. We currently offer our services through a variety of models, including (i) neighborhood group homes, most of which are residences for six or fewer individuals, (ii) host homes, or the “Mentor” model, in which a client lives in the private home of a licensed caregiver, (iii) in-home settings, within which we support clients’ independent living or provide therapeutic services, (iv) specialized community facilities to support individuals with more complex medical, physical and behavioral challenges, and (v) non-residential care, consisting primarily of day and vocational programs and periodic services that are provided outside the client’s home.

During our nearly 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. As of September 30, 2014, we operated in 36 states, serving more than 12,600 clients in residential settings and more than 16,500 clients in non-residential settings. We have a diverse group of hundreds of public payors that fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors for our services for acquired brain injury and other catastrophic injuries and illnesses. As of September 30, 2014, our services were provided by over 21,500 full-time equivalent employees, as well as approximately 5,600 independently-contracted host home caregivers.

Corporate Structure

The chart below sets forth our current corporate structure.

The Company

The Company is an indirect, wholly-owned subsidiary of Civitas Solutions, Inc. (“Civitas”). Civitas is a subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. See “–Our Sponsor” below. The equity interests of NMH Investment are owned by Vestar and certain of our executive officers and directors and other members of management. On September 22, 2014, Civitas completed an initial public offering (the “IPO”) of its common stock and became a reporting company under the Securities Exchange Act of 1934, as amended.

Description of Services by Segment

We have two reportable segments, Human Services and Post-Acute Specialty Rehabilitation Services (“SRS”).

We do not derive any revenues from countries outside the United States.

Human Services

Our Human Services segment provides home and community-based human services to individuals with intellectual and/or developmental disabilities (“I/DD”), youth with emotional, behavioral and/or medically complex challenges, at-risk youth (“ARY”), outpatient, center-based services for elders (“Adult Day Services”). Our Human Services segment represented approximately 82% of our net revenue in fiscal 2014.

Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care. We provide services to these clients through small group homes, Intermediate Care Facilities for the Mentally Retarded (“ICFs-MR”), host homes, in-home settings and non-residential settings. We operate approximately 1,050 group homes and 150 ICFs-MR. As of September 30, 2014, we provided I/DD services to approximately 16,500 clients in 23 states. In fiscal 2014, our I/DD services generated net revenue of $826.8 million, representing 66% of our net revenue. We receive substantially all our revenue for I/DD services from a diverse group of state and local governmental payors.

Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs. Our individualized approach allows us to work with an ever-changing client population that is diverse demographically as well as in type and severity of condition. We provide services to these clients through host homes, group homes, educational settings, in their family homes and in other non-residential settings. As of September 30, 2014, we provided ARY services to approximately 10,300 children, adolescents and their families in 18 states. In fiscal 2014, our ARY services generated net revenue of $197.8 million, representing 16% of our net revenue. We receive substantially all our revenue for ARY services from a diverse group of state and local governmental payors.

In September 2014, we acquired Mass Adult Day Health Alliance which operates adult day health facilities. Our adult day health facilities provide outpatient, center-based services that provide health, therapeutic and social support to approximately 1,000 adults in a group environment.

Post-Acute Specialty Rehabilitation Services

Our SRS segment delivers health care and community-based health and human services to individuals who have suffered acquired brain injury (“ABI”), spinal injuries and other catastrophic injuries and illnesses. Our SRS segment represented approximately 18% of our net revenue in fiscal 2014.

Within our SRS segment, our NeuroRestorative business unit is focused on rehabilitation and transitional living services and our CareMeridian business unit is focused on the more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include: neurorehabilitation; neurobehavioral rehabilitation; specialized nursing; physical, occupational and speech therapies; supported living; outpatient treatment; and pre-vocational services. Our goal is to provide a continuum of care that allows our clients to achieve the highest level of function possible while enhancing their quality of life. We provide services to these clients primarily through specialized community facilities, small group homes, in-home and non-residential settings. As of September 30, 2014, our SRS operations provided services in 26 states and served approximately 1,400 clients nationally. In fiscal 2014, we received 53% of our SRS revenue from non-public payors, such as commercial insurers, workers’ compensation funds, managed care and other private payors and 47% from state, local and federal governmental payors.

For additional information on the Company’s segments, please see note 18 to the consolidated financial statements.

Industry Overview

We provide home- and community-based services to large populations of individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. These populations are must serve due to the nature of their disabilities, which in many cases are life-long and irreversible, or their status as children, adolescents, or elders. Within the broader health and human services market, we currently serve four primary populations:

•	I/DD. Based on reports prepared by Dr. David Braddock, public spending on I/DD services was estimated to be $56.6 billion in 2011, of which approximately 80% was spent to provide services in community settings of six or fewer beds, our target market, and for other non-institutional services, including supported living, supported employment and family assistance. In 2012, there were approximately 4.9 million individuals with an intellectual or developmental disability across the nation. Over the past two decades, the delivery of services to the I/DD population in supervised residential settings has grown significantly and, at the same time, there has been a shift from institutional settings to home- and community-based settings.

•

ARY. According to reports published by the organization Child Trends, an estimated $29.4 billion was spent in 2010 on child welfare, including spending for residential and non-residential family support services such as those that we offer. Approximately 3.3 million referrals for abuse or neglect were investigated or assessed in the United States in 2010. Of that, approximately 663,000 were served by the foster care system. According to the Federal Department of Health and Human Services AFCARS data, there were nearly 400,000 children and adolescents in foster care as of September 30, 2012. Of those individuals, approximately 200,000 are living in non-relative foster family homes, which includes the therapeutic foster care market, the primary market for our residential ARY services. Furthermore, over the last decade state and local agencies have increasingly favored innovative solutions that provide at-risk youth and families with periodic support services to promote and preserve successful family environments.

•	ABI. The market for post-acute care and rehabilitation for individuals with ABI, the largest of these populations, is approximately $10 billion annually, according to the Centers for Disease Control and Prevention (the “CDC”). According to the Brain Injury Association of America (“BIAA”), there are more than 2.6 million new brain injuries each year, many of which result in complex, life-long medical and/or behavioral issues that require specialized care. Approximately 5.3 million individuals in the United States are living with permanent disability as a result of an ABI. Many of these individuals are currently served in costly and often medically inappropriate care settings such as long-term acute care facilities and nursing homes. We expect that there will be a continuing shift in care delivery to more appropriate community-based settings such as those that we offer.

•	Elder Services. Based on data from the Centers for Medicare and Medicaid Services, an estimated $75 billion was spent in 2010 on residential and personal healthcare services and home healthcare services for individuals 64 years of age or older. The adult day services portion of this market is an estimated $6 billion based on IBISWorld estimates for spending in 2010. We believe that there will be a growing demand for adult day services for several reasons, including that the population of adults 65 and older is a growing demographic. Moreover, states are increasingly looking for alternatives to more expensive models of home-based, residential and institutional care. The adult day services market, like other markets in which we operate, is highly fragmented with opportunities for consolidation.

Our Business Strategy

We believe the market opportunity for home- and community-based health and human services that increase client independence and participation in community life while reducing costs will continue to grow. We intend to continue leveraging our strengths to capitalize on this trend, both in existing markets and in new markets where we believe significant opportunities exist. The primary aspects of our strategy include the following:

Leverage our Core Competencies to Drive Organic Growth. We expect to capture the embedded growth opportunities resulting from recent organic growth initiatives and leverage our core competencies to further expand our presence in markets we currently serve and to further expand our geographic footprint in our existing service lines. During our nearly 35-year history, we have developed and refined a core set of competencies through our experience developing customized service plans for complex cases and supporting our operations with expertise in areas such as risk management, compliance and quality assurance.

Continue to Invest in our New Start Programs. A key driver of growth has been our new start programs that have historically generated attractive returns on our investments. Our demonstrated ability to quickly launch new start programs positions us well to meet new sources of market demand. New starts, which typically turn profitable within 18-24 months, require modest investments, consisting of operating losses and capital expenditures. Our investment of approximately $8.1 million in new starts between fiscal 2007 and fiscal 2010 generated net revenues and operating income of approximately $70.7 million and $16.5 million, respectively, in fiscal 2014. We have made a number of recent investments that we believe will continue to drive near term growth as they reach maturity. In 2011, we dramatically increased our level of new start investment, expanding it from an average of $3.1 million in fiscal 2009 and fiscal 2010 to an average of more than $7.5 million in fiscal 2013 and fiscal 2014. We intend to continue to aggressively pursue new start opportunities with attractive rates of return.

Pursue Opportunistic Acquisitions. As a leading provider in our markets with national scale and a proven track record of quality care, we are well positioned as an acquiror of choice for small operators in a highly-fragmented industry. This dynamic leads to a number of attractive tuck-in acquisition opportunities that can drive returns. We continue to maintain a robust acquisition pipeline and deploy capital in a disciplined and opportunistic manner to pursue acquisitions.

We intend to continue to pursue acquisitions that are consistent with our mission and complement our existing operations. We have invested in a team dedicated to mergers and acquisitions, as well as the infrastructure and formalized processes to enable us to pursue acquisition opportunities and to integrate them into our business. We monitor the market nationally for businesses that we can acquire at attractive prices and efficiently integrate with our existing operations. From the beginning of fiscal 2010 through September 30, 2014, we have successfully acquired 36 companies, at an aggregate purchase price of approximately $143.7 million.

Expand our SRS Platform. We intend to leverage our unique scale and leadership position to continue to expand our SRS platform through continued organic growth in new and existing markets, as well as through opportunistic acquisitions. We are the only provider with a national platform dedicated to providing post-acute care for individuals with brain injuries or other catastrophic injuries and illnesses, and thus we believe we are the leader serving this market. We have more than doubled the size and contribution of our SRS segment since 2010, achieving a 14% compound annual growth rate in net revenue over that period. Furthermore, our SRS business is funded by a highly attractive payor mix, with 53% of net revenues in 2014 derived from commercial insurers and other private entities.

Pursue Opportunities in Adjacent Markets and Complementary Service Lines that Diversify our Service Offerings. We have a proven track record of developing new service areas, as evidenced by the growth of our SRS segment. We believe our reputation and credibility in existing markets and service lines will facilitate our entry into adjacent markets. We may also explore strategic acquisitions to enhance our ability to pursue adjacent markets. We intend to leverage our core competencies and relationships with state agencies to pursue opportunities in adjacent markets, including potentially those serving elders, youth with autism and individuals with mental health issues. We believe our periodic, day and residential services can be leveraged to address a portion of the estimated $75 billion spent in 2010 on residential and personal healthcare services and home healthcare services for individuals 64 years of age or older, based on data from the Centers for Medicare and Medicaid Services. More specifically, we have decided to pursue the adult day services portion of this market, an estimated $6 billion market based on IBISWorld estimates for spending on adult day care in 2010, and recently completed the acquisition of a company in this market, Mass Adult Day Health Alliance.

Customers and Contracts

Our customers, that pay us to provide services to our clients, are governmental agencies, non-public payors and not-for-profit organizations. Our I/DD and ARY services, as well as a significant portion of our SRS services, are delivered pursuant to contracts with various governmental agencies, such as state departments of developmental disabilities, juvenile justice, child welfare and the Federal Veterans Health Administration. Such contracts may be issued at the county or state level, depending upon the structure of the service system of the state in question. In addition, a majority of our SRS revenue is derived from contracts with commercial insurers, workers’ compensation carriers and other non-public payors.

In all of our service lines, the clients and/or the payors/referral sources (e.g., state agencies) select us as a provider and, although clients funded by Medicaid have the right to choose an alternative provider at any time, it has been our experience that our clients change providers infrequently. We believe that many of our clients develop close relationships with their direct care workers and our organization. Although a client may develop a close relationship with his or her direct care worker, it is our experience that if such direct care worker leaves our employment, clients rarely elect to switch providers based on such direct care worker’s departure. The length of stay of our clients varies widely based on their individual needs. For instance, in our SRS segment, a client’s care may be focused on rehabilitation, in which case we will provide services for several months, or, if a client suffered a catastrophic illness or accident, that client could remain in our care for the duration of that individual’s life, which could span years or decades. In our I/DD business, the length of stay is generally years, with many of our clients having used our services for decades. For our ARY clients, the length of treatment can vary widely but most often is for several months.

Contracts may cover a range of individuals such as all children referred for host home services in a county or a particular set of individuals who will share group living arrangements. Contracts are sometimes issued for specific individuals, where rates are individually determined based on need. Although our contracts generally have a stated term of one year and generally may be terminated without cause on 60 days’ notice, the contracts are typically renewed annually if we have complied with licensing, certification, program standards and other regulatory requirements. As a provider of record, we contractually obligate ourselves to adhere to the applicable federal and state regulations regarding the provision of services, the maintenance of records and submission of claims for reimbursement under Medicaid and other government programs. In addition, while we are not obligated to serve each individual that is referred to us, we make every effort to review referrals made and accept individuals who need our services.

During fiscal 2014 and 2013, revenue from our contracts with state and local governmental payors in the states of Minnesota, California, West Virginia, Florida and New Jersey, our five largest revenue-generating states, comprised 45% and 46% of our revenue, respectively. Revenue from our contracts with state and local governmental payors in the State of Minnesota, our largest state, accounted for 14% of our revenue in each of fiscal 2014 and 2013.

Training and Supporting our Direct Service Professionals

We provide pre-service and in-service education to all of our direct service professionals and clinical and administrative staff, and we encourage staff to avail themselves of outside training opportunities whenever possible. Employees participate in orientation programs designed to increase their understanding of our mission, philosophy of service, and our Code of Conduct and compliance program. Our employees benefit from our library of training materials and an intranet site that facilitates the identification and exchange of expertise across all of our operations. We work to increase individual job satisfaction and retention of motivated and qualified employees.

We use equally rigorous methods to identify and contract with independent contractor providers (host home providers), whether in an adult host home or foster care environment. In addition to pre-service and in-service orientation to familiarize the host home providers to the specifics of our model and expectations, the contracted host home providers in our ARY business receive a detailed briefing tailored to the individualized needs of the individual or child placed in their home. Prior to any placements being made, we conduct a home study to evaluate the appropriateness of any placement and conduct interviews and criminal background checks on adult members residing in the host home provider household. The services provided by host home providers are evaluated for contractual compliance by our case manager or coordinator according to standards set by licensing and regulatory agencies as well as our own strict quality standards. While all host home providers can provide services independently and with minimal oversight, they have access to emergency telephone triage and on-site crisis intervention, when necessary. Host home providers also avail themselves of support groups, whether independent or offered at the program office.

Employees and Independent Contractors

As of September 30, 2014, we had approximately 21,500 full-time equivalent employees and approximately 5,600 independent contractors. Although our employees are generally not unionized, we have one business in New Jersey with approximately 28 employees who are represented by a labor union and approximately 291 Connecticut direct care workers who are also represented by a labor union. We began negotiating a labor agreement with the Connecticut union in September 2012. Those negotiations, however, were suspended after our Connecticut-based business notified the State of Connecticut and the union of its intention to stop providing services under existing contracts due to rate cuts and a change in state policy. We are currently working with our public partners on a plan to effectively transition our programs to new providers, and we anticipate that this transition will be complete during the first quarter of fiscal 2015. We consider our employee relations to be good.

Sales/Business Development and Marketing

We market our services nationally as The MENTOR Network, a national network of local service providers. We operate under several brands across the country, predominantly under the REM and MENTOR brands in our Human Services segment and the NeuroRestorative and CareMeridian brands in our SRS segment.

The majority of our human services clients come to us through third-party referrals, and frequently our I/DD referrals come through recommendations to family members from state or local agencies. Since our operations depend heavily on these referrals, we seek to ensure that we provide high-quality services in all states in which we operate, allowing us to enhance our name recognition and maintain a positive reputation with state and local agencies.

Relationships with referral sources are cultivated and maintained at the local level by key operations managers and supported by an array of corporate supports including marketing communications, government relations and business development services to promote both new and existing product lines.

Our SRS sales activities are independently organized from those of our Human Services businesses. We have dedicated, geographically assigned clinical marketing and sales staff cultivating relationships with public and private payors, referral sources and directly with potential participants and their families. These regional teams are also supported by corporate resources as outlined above.

To further distinguish ourselves in both segments, we have established a comprehensive presence at both the national and local level through a robust online presence, including social media. Additionally, through our government relations and business development activities, we have successfully positioned ourselves to anticipate and meet the needs of our public partners.

Competition

I/DD

The I/DD market is highly fragmented, with both not-for-profit and for-profit providers ranging in size from small, local agencies to large, national organizations. We and the other leading national provider only account for less than 5% of services by revenue in the I/DD market. Although state and local governments continue to supply a small percentage of services, the majority of services are provided by the private sector. Not-for-profit organizations are also active in all states and range from small agencies serving a limited area with specific programs to multi-state organizations. Many of the not-for-profit companies are affiliated with advocacy groups such as community mental health and religious organizations.

ARY

The at-risk youth market is extremely fragmented, with several thousand providers in the United States. Competitors include both not-for-profit and for profit local providers serving one particular geographic area to a single state, and, to a limited extent, multi-state providers.

SRS

We compete with local providers, both large and small, including hospitals, post-acute rehabilitation facilities, residential community-based facilities, day treatment centers and outpatient centers specializing in long-term catastrophic care and short-term rehabilitation. This market also includes several large national providers of general inpatient and outpatient rehabilitation services.

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

The following regulatory considerations are critical to our operations:

New federal regulation regarding “waivered” services. Individuals with disabilities or chronic illnesses who need certain levels of care may qualify for governing home- and community-based “waivered” services (“HCBS Waiver”). The waiver program allows the states to furnish an array of home- and community-based services and avoid institutional care. On March 17, 2014, a newly promulgated federal regulation governing HCBS Waiver programs became effective. The rule establishes eligibility requirements for payment for Medicaid home and community-based services provided under the “waiver” program. Under the new rule, home- and community-based settings must be integrated in and support full access to the greater community, be selected by the individual from different setting options, ensure individual rights of privacy, and optimize autonomy and independence in making life choices. The rule includes additional requirements for provider-owned or controlled home and community-based residential settings, including that the individual has a lease or other legally enforceable agreement, and standards related to the individual’s privacy, control over schedule and visitors, and physical accessibility of the setting. At this juncture it is unclear how individual states will seek to implement this newly adopted regulation. The rule may present some implementation costs and challenges. Some of the broad requirements may conflict with individual recipient needs and/or precautions that we must undertake to assure individual services and safety. It is unclear how each state will seek to address this potential conflict. The impact and costs of implementation and compliance with this regulation is currently unknown. States have the option to request a variation or delay of compliance with the federal standards for as long as five (5) years from the effective date.

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

Licensure and qualification to deliver service. We are required to comply with extensive licensing and regulatory requirements applicable to the services we deliver. These include requirements for participation in the Medicaid program, state and local contractual obligations, and requirements relating to individual rights, the credentialing of individual employees and contract Mentors (including background and Office of Inspector General checks), the quality of care delivered, the physical plant and facilitation of community participation. Compliance with state licensing requirements is a prerequisite for participation in government-sponsored public health care assistance programs, such as Medicaid. To qualify for reimbursement under Medicaid, facilities and programs are subject to various requirements imposed by federal and state authorities. We maintain a licensing database that tracks activity impacting licenses governing the provision of services.

In addition to Medicaid participation requirements, our facilities and services are subject to annual or semi-annual licensing and other regulatory requirements of state and local authorities. These requirements relate to the condition of the facilities, the quality and adequacy of personnel staff and service ratios and the quality of services provided. State licensing and other regulatory requirements vary by jurisdiction and are subject to change and local interpretation.

From time to time we receive notices from regulatory inspectors that, in their opinion, there are deficiencies resulting from a failure to comply with various regulatory requirements. We review such notices and take corrective action as appropriate. In most cases we and the reviewing agency agree upon the steps to be taken to address the deficiency and, from time to time, we or one or more of our subsidiaries may enter into agreements with regulatory agencies requiring us to take certain corrective action in order to maintain our licenses or certification. Serious deficiencies, or failure to comply with any regulatory agreements, may result in the assessment of fines or penalties and/or decertification or de-licensure actions by various federal or state regulatory agencies.

We deliver services and support under a number of different funding and program provisions. Our most significant sources of funding for our I/DD services are HCBS Waiver programs, Medicaid programs for which eligibility is based on a set of criteria

(typically disability or age) established by the state and approved by the federal government. There is no uniformity among states and/or regulations governing our delivery of waivered services to individuals. Each state where we deliver services operates under a plan submitted by the state to Centers for Medicare and Medicaid Services (“CMS”) which authorizes the state to use Medicaid funds in non-institutional settings using federal financial participation (“FPP”). Typically the state writes its state specific regulations governing providers and services provided under the state waiver program. Consequently, there is no uniform method of describing or predicting the content or impact of regulations across states where we deliver HCBS Waiver services. In addition, our ICFs-MR are governed by federal regulations, and may also be subject to individual state rules that vary widely in application and content. Federal regulations require that in order to maintain Medicaid certification as an ICF-MR, the facility is subject to annual on-site survey (a federal rule and process implemented by state agencies), the results of which provide or deny the certification necessary to bill Medicaid for services in the facility. Failure to successfully pass this inspection and remedy all defects or conditions cited may result in a finding of immediate jeopardy or other serious sanction and, ultimately, may cause a loss of both certification and funding for that particular facility.

Similarly, child foster care and other children’s services are largely governed by individual state regulations which vary both in terms and regulatory content. Failure to comply with any state’s regulations requires remedial action on our part and a failure to adequately remedy the problem may result in provider or contract termination.

All states in which we operate have adopted laws or regulations which generally require that a state agency approve us as a provider, and many require a determination that a need exists prior to the admission of covered individuals or services. Provider licenses are not transferable. Consequently, should we intend to acquire, develop, expand or divest services in any state or to enter a new state, we may be required to undergo a rigorous licensing, transfer and approval process prior to conducting business or completing any transaction.

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

Other regulatory matters. The Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), set national standards for the protection of health information created, maintained or transmitted by health providers. Under the law and regulations known collectively as the privacy and security rules, covered entities must implement standards to protect and guard against the misuse of individually identifiable health information, report breaches and undertake notification and remedial steps consistent with regulation.

Federal regulations issued pursuant to HIPAA and the HITECH ACT contain, among other measures, provisions that require organizations to implement significant and expensive computer systems, employee training programs and business procedures. Rules have been established to protect the integrity, security and distribution of electronic health and related financial information. Many states have also implemented extensive data privacy and security laws and regulations. Failure to timely implement or comply with HIPAA or other data privacy and security regulations may, under certain circumstances, trigger the imposition of civil or criminal penalties.

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

Periodically, new statutes and regulations are written and adopted that directly affect our business. It is often difficult to predict the impact a new regulation will have on our operations until we have taken steps to implement its requirements. For example, the Patient Protection and Affordable Care Act of 2010 provided a mandate for more vigorous and widespread enforcement and directed state Medicaid agencies to establish Recovery Audit Contractor (“RAC”) programs. RACs are private entities which will perform audits on a contingency fee basis, giving them an incentive to identify discrepancies in payments, from which they may be permitted to extrapolate disproportionately large penalties and fines. States were required to be in compliance by January 1, 2012 unless granted an extension. We have experienced only modest RAC auditing activity to date; however this remains a fairly new federal initiative and the ultimate impact remains unclear. Only the passage of time and our experience with enforcement and compliance will permit our assessment of the exact impact the new statute and regulations have on our business.

Similarly the HIPAA and HITECH Regulations increased both the scope of liability and obligations of business associates with whom such covered entities contract for services, as well as increase disclosure obligations of providers in the event of a breach. The Federal enforcement agency has expressed an intent to increase investigations and potential penalties for noncompliance in part due to these new standards.

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

We participate in Medicare in a very select number of areas of the country, as well as in managed care projects that allocate funds for recipients who are dually eligible for Medicare and Medicaid. Medicare has a unique and different set of regulations, funding mechanisms and audit and compliance risks compared to Medicaid. In recent years, states have begun working toward maximizing Medicare funding for services for dual eligible populations due to the fiscal incentive to lower state contributions and shift the cost of service to Medicare. In some state markets “equalization” of rates is required, thereby mandating that the rates we charge to private payors may not exceed rates established and paid by Medicaid and/or Medicare. Public policy initiatives and cost-containment initiatives in the Medicare program may continue and may affect our operating margins where we participate in Medicare.

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

We must also comply with the standards set forth by the Office of Inspector General (“OIG”) governing internal compliance and external reporting requirements. We regularly review and monitor OIG advisory opinions, although they are limited in their application to community-based Medicaid providers. Significant legislative, media and public attention has recently focused on health care. Because the law in this area is complex and continuously evolving, ongoing or future governmental investigations or litigation may result in interpretations that are inconsistent with our current practices. It is possible that outside entities could initiate investigations or future litigation impacting our services and that such matters could result in penalties and adverse publicity. It is also possible that our executive and other management personnel could be included in these investigations and litigation or be named defendants.

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

The Affordable Care Act has already had a significant impact on the structure of the health plans we offer our employees. We have redesigned our health benefits to only offer employees health coverage that meets the requirements of the Affordable Care Act.

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

A Compliance Officer (vice president level position) oversees our compliance program and reports to our Chief Legal Officer, a management compliance committee, the board quality and risk management committee of our indirect parent, Civitas, and the audit committee of our indirect parent, Civitas as applicable. The program activities are reported regularly to the management compliance committee which includes the CEO, CFO, as well as HR, legal and quality assurance leaders. In addition, the program activities are periodically reported at the board level.

Seasonality

In general, our financial performance is not significantly impacted by fluctuations from seasonality.

Our Sponsor

Vestar, members of management and certain directors own NMH Investment, which indirectly owns a majority of the Company. Vestar is a leading U.S. middle market private equity firm specializing in management buyouts and growth capital investments. Vestar’s investment in the Company was funded by Vestar Capital Partners V, L.P., a $3.7 billion fund which closed in 2005, and affiliates.

Since the firm’s founding in 1988, Vestar funds have completed more than 70 investments in companies with a total value of more than $40 billion. These companies have varied in size and geography and span a broad range of industries including healthcare, an area in which Vestar’s principals have had meaningful experience. Vestar currently manages funds with approximately $5 billion of assets and has offices in New York, Denver and Boston.

Item 1A.	Risk Factors.

Our business faces a number of risks. The risks described below are items of most concern to us, however these are not all of the risks we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impact our business operations.

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

Efforts at the federal level to reduce the federal budget deficit pose risk for reductions in federal Medicaid matching funds to state governments. Previously, the Joint Select Committee on Deficit Reduction’s failure to meet the deadline imposed by the Budget Control Act of 2011 triggered automatic across-the-board cuts to discretionary funding, including a 2% reduction to Medicare, which went into effect April 1, 2013, but specifically exempted Medicaid payments to states. While this development did not reduce federal Medicaid funding, reductions in other federal payments to states will put additional stress on state budgets, with the potential to negatively impact the ability of states to provide the state Medicaid matching funds necessary to maintain or increase the federal financial contribution to the program. Negotiations in recent years regarding deficit reduction efforts have been contentious and resulted in a 16-day government shutdown in October 2013. While Medicaid payments were not affected during this period, the potential of longer shutdowns in the future if new negotiations regarding the federal budget and/or the federal debt ceiling fail to produce a resolution could cause disruptions in Medicaid support and payments to states. In addition, the federal government may choose to adopt alternative proposals to reduce the federal budget deficit. These alternative reductions could have a negative impact on state Medicaid budgets, including proposals to provide states with more flexibility to determine Medicaid benefits, eligibility or provider payments through the use of block grants or streamlined waiver approvals, as well as those that would reduce the amount of federal Medicaid matching funding available to states by curtailing the use of provider taxes or by adjusting the Federal Medical Assistance Percentage (FMAP). Furthermore, any new Medicaid-funded benefits and requirements established by the Congress, particularly those included in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, and the rules and regulations thereunder (together, the “Patient Protection and Affordable Care Act”), that mandate certain uses for Medicaid funds could have the effect of diverting those funds from the services we provide.

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

We are in the health and human services business and, therefore, we have been and continue to be subject to substantial claims alleging that we, our employees or our Mentors failed to provide proper care for a client. We are also subject to claims by our clients, our employees, our Mentors or community members against us for negligence and intentional misconduct, or violation of applicable laws. Included in our recent claims are claims alleging personal injury, assault, abuse, wrongful death and other charges. Several years ago, we experienced a spike in claims filed against the Company, and we could face an increase in claims in the future. As a result of the prior increase in claims, we received less favorable insurance terms and have expensed greater amounts to fund potential claims. For more information, see “Item 3, Legal Proceedings”.

Professional and general liability expense totaled 0.9%, 1.0% and 1.0% of our net revenue for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. We incurred professional and general liability expenses of $10.9 million, $12.1 million and $10.7 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. For more information, see “—Our financial results could be adversely affected if claims against us are successful, to the extent we must make payments under our self-insured retentions, or if such claims are not covered by our applicable insurance or if the costs of our insurance coverage increase.” Increased costs of insurance and claims have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing the occurrence of claims. Although insurance premiums did not increase in fiscal 2013 and 2014, they have increased in prior years and may increase in the future.

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

Our revenue and operating profitability depend on our ability to maintain our existing reimbursement levels and to obtain periodic increases in reimbursement rates to meet higher costs and demand for more services. Approximately 11.7% of our revenue is derived from contracts based on a retrospective cost reimbursement model, whereby we are required to maintain a certain cost structure in order to realize the specified rate. For such programs, if our costs are less than the required amount, we are required to return a portion of the revenue to the payor. Some of our programs are also subject to prospective rate adjustments based on current spending levels. For such programs, we could experience reduced rates in the future if our current spending is not sufficient. If we are not entitled to, do not receive or cannot negotiate increases in reimbursement rates, or are forced to accept a reduction in our reimbursement rates at approximately the same time as our costs of providing services increase, including labor costs and rent, our margins and profitability could be adversely affected.

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

As a result of cost reporting, we have from time to time experienced negative audit adjustments which are based on subjective judgments of reasonableness, necessity or allocation of costs in our services provided to clients. These adjustments are generally required to be negotiated as part of the overall audit resolution and may result in paybacks to payors and adjustments of our rates. We cannot assure you that our rates will be maintained or that we will be able to keep all payments made to us, until an audit of the relevant period is complete.

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

Although our employees are generally not unionized, we have one business in New Jersey with approximately 28 employees who are represented by a labor union and 291 Connecticut direct care workers who are also represented by a labor union. We began negotiating a labor agreement with the Connecticut union in September 2012. Those negotiations, were suspended after our Connecticut-based business notified the State of Connecticut and the union of its intention to stop providing services under existing contracts due to rate cuts and a change in state policy. We are currently working with our public partners on a plan to effectively transition our programs to new providers, and we anticipate that this transition will be complete during the first quarter of fiscal 2015.

From time to time, we experience attempts to unionize certain of our non-union employees. Recently, the National Labor Relations Board (“NLRB”) issued a final rule that takes effect April 14, 2015, that will significantly reduce the maximum number of days to hold a union election. This reduction in the open election period may limit the Company’s ability to adequately inform employees regarding the risks associated with unionization. We are currently evaluating the NLRB’s rule to determine if it ruling has additional implications to our business. Future unionization activities could result in an increase of our labor and other costs. If employees covered by a collective bargaining agreement were to engage in a strike, work stoppage or other slowdown, we could experience a disruption of our operations and/or higher ongoing labor costs, which could adversely affect our business, financial condition and results of operations.

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

The potential losses that may be incurred as a result of any violation of employment laws are difficult to quantify, but they could be material.

Our level of indebtedness could adversely affect our liquidity and ability to raise additional capital to fund our operations, and it could limit our ability to invest in our growth initiatives or react to changes in the economy or our industry.

We have a significant amount of indebtedness and substantial leverage. As of September 30, 2014, we had total indebtedness of $815.5 million and an ability to borrow up to an additional $100.0 million under our senior secured revolving credit facility. This amount was reduced subsequent to September 30, 2014 as a result of our redemption of $162.0 million of senior notes on October 17, 2014. A portion of our indebtedness, including borrowings under the senior secured credit facilities, bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. We expect to continue to make new investments in our growth that may reduce liquidity, and we may need to increase our indebtedness in the future.

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

In addition to our significant amount of indebtedness, we have significant rental obligations under our operating leases for our group homes, other service facilities and administrative offices. For the fiscal year ended September 30, 2014, our aggregate rental expense for these leases was $57.7 million. We expect this number will increase during fiscal 2015 as a result of new leases entered into pursuant to acquisitions and new program starts. Our ongoing rental obligations could exacerbate the risks described above.

Our ability to generate sufficient cash flow to fund our debt service, rental payments and other obligations depends on many factors beyond our control. See “—Economic conditions could have a material adverse effect on our cash flows, liquidity and financial condition.” In addition, possible acquisitions or investments in organic growth and other strategic initiatives could require additional debt financing. If our future cash flows do not meet our expectations and we are unable to service our debt, or if we are unable to obtain additional debt financing, we may be forced to take actions such as revising or delaying our strategic plans, reducing or delaying acquisitions, selling assets, restructuring or refinancing our debt, or seeking additional equity capital. We may be unable to effect any of these transactions on satisfactory terms, or at all. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to obtain additional financing on satisfactory terms, or at all, could have a material adverse effect on our business, financial condition and operating results.

We have a history of losses, and we might not be profitable in the future.

Due in large part to our high levels of indebtedness, we have had a history of losses. For the years ended September 30, 2014, 2013 and 2012, we generated net losses of $22.4 million, $18.3 million, $14.4 million, respectively. Although we have reduced our outstanding indebtedness using the proceeds of Civitas’s IPO and effectively decreased our interest payments, we could report losses in the future. Other factors may cause us to report losses in the future, including reductions in funding for our services, reductions in reimbursement rates, increases in our costs, increased competition and other factors described elsewhere under this “Item 1A, Risk Factors”.

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

We are routinely subject to governmental reviews, audits and investigations to verify our compliance with applicable laws and regulations. As a result of these reviews, audits and investigations, these governmental payors may be entitled to, at their discretion:

•	require us to refund amounts we have previously been paid;

•	terminate or modify our existing contracts;

•	suspend or prevent us from receiving new contracts or extending existing contracts;

•	impose referral holds on us;

•	impose fines, penalties or other sanctions on us; and

•	reduce the amount we are paid under our existing contracts.

As a result of past reviews and audits of our operations, we have been and are subject to some of these actions from time to time. While we do not currently believe that our existing governmental reviews and audit proceedings will have a material adverse effect on our financial condition or significantly harm our reputation, we cannot assure you that such actions or similar actions in the future will not do so. In addition, such proceedings could have a material adverse impact on our results of operations in a future reporting period. Moreover, if we are required to restructure our billing and collection methods, these changes could be disruptive to our operations and costly to implement.

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

We have been and continue to be subject to substantial claims against our professional and general liability and automobile liability insurance. Professional and general liability claims, if successful, could result in substantial damage awards which might require us to make significant payments under our self-insured retentions and increase future insurance costs. For claims made from October 1, 2011 to September 30, 2013, we were self-insured for the first $4.0 million of each and every claim with no aggregate limit. As of October 1, 2013, we are self-insured for $4.0 million per claim and $28.0 million in the aggregate. We may be subject to increased self-insurance retention limits in the future which could have a negative impact on our results. An award may exceed the limits of any applicable insurance coverage, and awards for punitive damages may be excluded from our insurance policies either contractually or by operation of state law. In addition, our insurance does not cover all potential liabilities including, for example, those arising from employment practice claims, wage and hour violations, and governmental fines and penalties. As a result, we may become responsible for substantial damage awards that are uninsured.

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

The Patient Protection and Affordable Care Act imposed new mandates on employers and individuals. The mandate requiring all individuals to enroll in a health insurance plan deemed credible became effective on January 1, 2014, but the implementation of the requirement that all employers with 50 or more full-time employees provide to employees health insurance deemed credible or pay a penalty has been delayed until January 1, 2015. Despite the delayed implementation of the employer mandate, we redesigned our health benefits for calendar year 2014 to offer employees health coverage that meets the requirements of the Patient Protection and Affordable Care Act. Depending upon claims experience or enrollment changes in our new plans, our cost for employee health insurance could materially increase. Moreover, if the coverage we are offering isn’t competitive with the health insurance benefits our employees could receive at other employers, we may become less attractive as an employer and it may become more difficult for us to compete for qualified employees.

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

Our success in obtaining new contracts and renewals of our existing contracts depends upon maintaining our reputation as a quality service provider among governmental authorities, advocacy groups, families of our clients, our clients and the public. Negative publicity, changes in public perception, quality lapses, legal proceedings and government investigations with respect to our operations could damage our reputation and hinder our ability to retain contracts and obtain new contracts, and could reduce referrals, increase government scrutiny and compliance or litigation costs, or generally discourage clients from using our services. Any of these events could have a material adverse effect on our business, financial condition and operating results.

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

From time to time, some of our licenses or certifications, or those of our employees, are temporarily placed on probationary status or suspended. If we lost our status as a licensed provider of health and human services in any jurisdiction or any other required certification, we would be unable to market our services in that jurisdiction, and the contracts under which we provide services in that jurisdiction would be subject to termination. In providing services in certain jurisdictions, we subcontract to another provider. In those situations, the other provider may hold the license or certification. However, if the other provider’s license or certification were revoked or suspended, we may no longer be permitted to provide services in that jurisdiction. Loss of a license as a direct provider or subcontractor of another provider of health and human services could constitute a violation of provisions of contracts in other jurisdictions, resulting in other contract, license or certification terminations. Any of these events could have a material adverse effect on our financial performance and operations.

We have increased and will continue to make substantial expenditures to expand existing services, win new business and grow revenue, but we may not realize the anticipated benefits of such increased expenditures.

In order to grow our business, we must capitalize on opportunities to expand existing services and win new business, some of which require spending in advance of revenue. For example, states such as California and New Jersey are in the process of closing state institutions and transitioning individuals with intellectual and developmental disabilities into community-based settings such as ours. Responding to opportunities such as these typically requires significant investment of our resources in advance of revenue. In North Carolina, where we have made significant investments in an effort to expand periodic services for at-risk youth, the system continues to experience significant change that has required us to reorganize and restructure our operations and has resulted in a downsizing of our business there.

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

If we are not successful in expanding into adjacent markets, our growth strategy could suffer.

Our growth strategy depends on pursuing opportunities in adjacent markets, and we may not be successful in adapting our service models to markets or service lines in which we have little or no prior experience. Expanding into adjacent markets, such as services to elders and individuals with autism, mental health and substance abuse issues, will expose us to additional operational, regulatory and legal risks. Serving these populations may require compliance with additional federal and state laws and regulations, such as Medicare, which may differ from the laws and regulations that apply to the populations we currently serve. Compliance with new laws and regulations may result in unanticipated expenses or liabilities. Programs we open in adjacent markets may also take longer to reach expected revenue and profit levels on a consistent basis and may have higher occupancy or operating costs than programs in our existing markets, which may affect our overall profitability. Adjacent markets may have different payors, referral sources, staffing requirements, client preferences and competitive conditions. We may find it more difficult to hire, motivate and keep qualified direct care workers and other employees in these adjacent markets. We may need to augment our staffing to meet regulatory requirements, and the overall cost of labor may be higher. As a result, we may not be successful in diversifying the populations we serve, and we may fail to capture market share in adjacent markets. If any steps taken to expand our existing business into adjacent markets are unsuccessful, we may not be able to achieve our growth strategy and our business, financial condition or results of operations could be adversely affected.

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

Our growth depends on the continuation of trends in our industry toward providing services to individuals in smaller, community-based settings and increasing the percentage of individuals served by non-governmental providers. For example, during the course of much of the last decade, state governments increasingly adopted policies that emphasized greater family preservation and family reunification for at-risk youth, which reduced the demand for foster care services and required that we adapt our service offerings. The ARY market in several states continues to be volatile and challenging, which could result in additional restructuring of our operations and/or contracts. Shifts in public policy and, therefore, our future success, are subject to a variety of political, economic, social and legal pressures, all of which are beyond our control. A reversal in the downsizing and privatization trends could reduce the demand for our services, which could adversely affect our revenue and profitability.

We conduct a significant percentage of our operations in Minnesota and, as a result, we are particularly susceptible to any reduction in budget appropriations for our services or any other adverse developments in that state.

For each of the fiscal years ended September 30, 2014 and 2013, 14% of our net revenue was derived from contracts with government agencies in the State of Minnesota. Accordingly, any reduction in Minnesota’s budgetary appropriations for our services, whether as a result of fiscal constraints due to recession, changes in policy or otherwise, could result in a reduction in our fees and possibly the loss of contracts. For example, our I/DD services in Minnesota were negatively impacted in 2009 and 2011 by rate cuts of 2.6% and 1.5%, respectively. We cannot assure you that we will not receive additional rate reductions this year or in the future. The concentration of our operations in Minnesota also makes us particularly susceptible to many of the other risks described above occurring in this state, including:

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

The senior credit agreement and the indenture governing the senior notes contain various covenants that limit our ability to, among other things:

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

The senior credit agreement governing the senior secured credit facilities also requires us to maintain a specified financial ratio, which began in the quarter ended June 30, 2014, in the event that we draw greater than 30% of the revolving commitment under our senior revolver. Our ability to meet this financial ratio could be affected by events beyond our control. The breach of any of these covenants or financial ratio could result in a default under the senior secured credit facilities and our lenders could elect to declare all amounts borrowed thereunder, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness.

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

In addition, as we continue to upgrade our systems, we run the risk of ongoing disruptions while we transition from legacy, and often paper-based, systems. Disruptions in our systems could result in delays and difficulties in billing, which could negatively affect our results from operations and cash flows. We may choose systems that ultimately fail to meet our needs, or that cost more to implement and maintain than we had anticipated. Such systems may become obsolete sooner than expected, our payors may require us to invest in other systems, and state and/or federal regulations may impose electronic records standards that we cannot easily address from our existing platform. If we fail to upgrade successfully and cost-effectively, or if we are forced to invest in new or incompatible technology, our financial condition, cash flows and results of operations may suffer.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems to process, transmit and store electronic information in order to manage or support a variety of our business processes, including consumer records, financial transactions and maintenance of records. These processes may include sensitive financial information, personally identifiable information of clients and employees, and personal health information protected by HIPPA. Our business and operations may be harmed if we do not securely maintain our business processes and information systems or maintain the integrity of our confidential information. Although we have developed systems and processes that are designed to protect information against security breaches, it is impossible to prevent all security breaches. Failure to protect such information or mitigate any such breaches may adversely affect our operating results. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns and unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties, increase administrative expenses or lead to other adverse consequences.

Our financial results may suffer if we have to write off goodwill or other intangible assets.

A large portion of our total assets consists of goodwill and other intangible assets. Goodwill and other intangible assets, net of accumulated amortization, accounted for 48.5% and 56.0% of the total assets on our consolidated balance sheets as of September 30, 2014 and 2013, respectively. We may not realize the value of our goodwill or other intangible assets and we expect to engage in additional transactions that will result in our recognition of additional goodwill or other intangible assets.

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

Our primary clients are individuals with developmental disabilities, brain injuries, or emotionally, behaviorally and/or medically complex challenges, many of whom would be more vulnerable than the general public in a natural disaster or public health catastrophe. In a natural disaster, we could be forced to relocate some of our clients on short notice under dangerous conditions and our new program starts and acquisitions could experience delays. Accordingly, natural disasters and certain public health catastrophes could have a material adverse effect on our financial condition and results of operations.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on the effectiveness of our internal control over financial reporting.

No evaluation can provide complete assurance that our internal controls will operate as intended. Management’s report is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion when they are required to do so beginning in the fiscal year ending September 30, 2015. The generally decentralized nature of our operations and manual nature of many of our controls increases our risk of control deficiencies. In addition, future acquisitions may present challenges in implementing appropriate internal controls. Any future material weaknesses in internal control over financial reporting could result in material misstatements in our financial statements. Moreover, any future disclosures of additional material weaknesses, or errors as a result of those weaknesses, could result in a negative reaction in the financial markets if there is a loss of confidence in the reliability of our financial reporting.

We are controlled by our principal equity holder, which has the power to take unilateral action.

Vestar, through its ownership of NMH Investment, which controls Civitas, controls our business affairs and material policies. Circumstances may occur in which the interests of Vestar could be in conflict with the interests of our debt holders. In addition, Vestar may have an interest in pursuing organic growth opportunities, acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debt holders. Vestar is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Vestar may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as investment funds associated with or designated by Vestar continue to own a significant amount of our equity interests, even if such amount is less than 50%, Vestar will continue to be able to significantly influence or effectively control our decisions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal executive office is located at 313 Congress Street, Boston, Massachusetts 02210. We operate a number of facilities and administrative offices throughout the United States. As of September 30, 2014, we provided services in 379 owned facilities and approximately 1,374 leased facilities, as well as in homes owned by our Mentors. We also own three offices and lease approximately 260 offices. We believe that our properties are adequate for our business as presently conducted and we believe we can meet requirements for additional space by exercising options on leases or by finding alternative space.

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

Market Information

We are an indirect, wholly-owned subsidiary of Civitas Solutions, Inc. Accordingly, there is no market for our common stock.

On September 22, 2014, Civitas Solutions, Inc. completed its initial public offering of 11,700,000 shares of common stock for total proceeds, before expenses, of $185,971,500. The common stock trades on the New York Stock Exchange under the symbol “CIVI.” Sixty-eight percent of Civitas Solutions, Inc. is owned by NMH Investment, LLC.

Stockholder

There was one owner of record of our common stock as of September 30, 2014.

Dividends

During fiscal 2014, 2013 and 2012, we paid $110 thousand, $39 thousand and $75 thousand, respectively, to NMH Investment to fund repurchases of equity units from employees upon or after their departure. We accounted for these repurchases as dividends of $110 thousand, $39 thousand and $75 thousand, respectively, to our indirect parent, NMH Investment.

In addition, our current financing arrangements limit the cash dividends we may pay in the foreseeable future. We are restricted from paying dividends to NMH Investment in excess of $15 million, except for dividends used for the repurchase of equity from former officers and employees and for the payment of management fees, taxes and certain other exceptions.

Equity Compensation Plan Information

The following table lists the number of securities of NMH Investment available for issuance as of September 30, 2014 under the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended and the 2014 Omnibus Incentive Plan. For a description of the plans, see note 19 to the consolidated financial statements included elsewhere in this report.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding Securities Reflected in Column(a)) (c)
Equity compensation plans approved by security holders (1)					Preferred Units: 21,619.50
					A Units: 223,795.03
					B Units: 64,725.08
					C Units: 67,916.28
					D Units: 138,402.47
					E Units: -
					F Units: 998,697.29
					G Units: 5,000.00
					H Units: 100,000.00
	1,109,808	(2)	$17.00	(3)	2,215,692
Equity compensation plans not approved by security holders	—		—		—

Total					Preferred Units: 21,619.50
					A Units: 223,795.03
					B Units: 64,725.08
					C Units: 67,916.28
					D Units: 138,402.47
					E Units: -
					F Units: 998,697.29
					G Units: 5,000.00
					H Units: 100,000.00
	1,109,808		$17.00		2,215,692

(1)	Consists of the NMH Investment, LLC Amended and Restated 2006 Unit Plan and the 2014 Omnibus Incentive Plan.
(2)	Consists of 550,481 restricted stock units (“RSUs”) and stock options covering 559,307 shares of common stock.
(3)	The weighted-average exercise price includes all outstanding stock options, but does not include RSUs, which do not have an exercise price.

Unregistered Sales of Equity Securities

No unregistered equity securities of the Company were sold during fiscal 2014; however, the Company’s indirect parent, NMH Investment, did issue equity securities during this period.

The following table sets forth the number of units of common equity of NMH Investment issued during fiscal 2014 pursuant to the NMH Investment, LLC Amended and Restated 2006 Unit Plan, as amended. The units were issued under Rule 701 promulgated under the Securities Act of 1933.

Date	Title of Securities	Amount	Purchaser	Consideration
January 27, 2014	Class F Common Units	103,710.33	Certain employees	$—
January 27, 2014	Class F Common Units	100,000.00	Chief Executive Officer	$—
January 27, 2014	Class H Common Units	100,000.00	Chief Executive Officer	$—

Repurchases of Equity Securities

No equity securities or common equity units of the Company or NMH Investment were repurchased during the three months ended September 30, 2014.

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data as of and for the years ended September 30, 2012, 2013 and 2014 from the historical consolidated financial statements of the Company and the related notes included elsewhere in this Annual Report on Form 10-K.

We have derived the selected historical consolidated financial data as of and for the years ended September 30, 2010 and 2011 from the historical consolidated financial statements of the Company and the related notes not included or incorporated by reference in this Annual Report on Form 10-K, as adjusted for discontinued operations.

The selected information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and notes included elsewhere in this report.

	Year Ended September 30,(1)
	2014	2013	2012	2011	2010
Statements of Operations Data:
Net revenue	$1,255,838	$1,182,509	$1,107,351	$1,048,949	$991,877
Cost of revenue (exclusive of depreciation expense shown separately below)	983,043	921,618	861,691	811,765	761,112
General and administrative expenses	144,304	145,184	139,630	143,454	132,467
Depreciation and amortization	67,488	63,573	59,987	60,804	55,496

Income from operations	61,003	52,134	46,043	32,926	42,802
Management fee of related party	(9,488)	(1,359)	(1,325)	(1,271)	(1,208)
Other income (expense), net	191	911	2	(119)	(332)
Extinguishment of debt	(14,699)	—	—	(19,278)	—
Gain from available for sale investment security	—	—	—	3,018	—
Interest income	183	135	328	22	42
Interest income from related party	—	—	—	684	1,921
Interest expense	(69,348)	(78,075)	(79,445)	(61,718)	(46,693)

Loss from continuing operations before income taxes	(32,158)	(26,254)	(34,397)	(45,736)	(3,468)
Benefit for income taxes	(11,138)	(9,942)	(19,772)	(15,280)	(963)

Loss from continuing operations	(21,020)	(16,312)	(14,625)	(30,456)	(2,505)
Loss from discontinued operations, net of tax	(1,382)	(1,984)	245	(3,686)	(4,362)

Net loss	$(22,402)	$(18,296)	$(14,380)	$(34,142)	$(6,867)

Balance Sheet Data (at end of period):

Cash and cash equivalents (2)	$196,022	$19,315	$—	$263	$26,448
Working capital(3)	48,843	58,267	25,198	12,028	34,904
Total assets	1,206,983	1,020,372	1,044,983	1,010,850	1,015,885
Total debt(4)	815,509	803,464	799,895	784,124	506,182
Stockholder’s equity (deficit)	101,635	(60,831)	(44,247)	(31,123)	225,133

(1)	During fiscal 2010, 2011 and 2013, we sold our home health business, closed certain Human Services operations in the states of Maryland, Colorado, Nebraska, New Hampshire, New York and Virginia, sold our Rhode Island ARY business and closed our Rhode Island I/DD business. During fiscal 2014, the Company gave notice of its intention to close all Human Services operations in the state of Connecticut. All fiscal years presented reflect the classification of these businesses as discontinued operations. In April 2014, the FASB issued Accounting Standards Update No. 2014-08 which is effective for the Company on October 1, 2014. Under the new standard, which is applied prospectively, similar closures will no longer be classified as discontinued operations.
(2)	The cash and cash equivalent balance as of September 30, 2014 includes $172.1 million of cash that was used to redeem $162.0 million of our outstanding senior notes and pay the associated call premium on October 17, 2014.
(3)	Calculated as current assets minus current liabilities.
(4)	Includes obligations under capital leases.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the leading national provider of home- and community-based health and human services to must-serve individuals with intellectual, developmental, physical or behavioral disabilities and other special needs. Since our founding in 1980, we have been a pioneer in the movement to provide home- and community-based services for people who would otherwise be institutionalized. During our nearly 35-year history, we have evolved from a single residential program serving at-risk youth to a diversified national network providing an array of high-quality services and care in large, growing and highly-fragmented markets. While we have the capabilities to serve individuals with a wide variety of special needs and disabilities, we currently provide our services to individuals with intellectual and/or developmental disabilities (I/DD), youth with emotional, behavioral and/or medically complex challenges, or at-risk youth (ARY), individuals with catastrophic injuries and illnesses, particularly acquired brain injury (ABI), and elders. As of September 30, 2014, we operated in 36 states, serving approximately 12,600 clients in residential settings and approximately 16,500 clients in non-residential settings. We have a diverse group of hundreds of public payors which fund our services with a combination of federal, state and local funding, as well as an increasing number of non-public payors related to our services for ABI and other catastrophic injuries and illnesses.

We have two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment. Through the Human Services Segment, we provide home and community-based human services to adults and children with intellectual and development disabilities (I/DD), and to youth with emotional, behavioral and/or medically complex challenges (“ARY”) and, beginning in the quarter ended September 30, 2014, to elders. The operations of the Human Services Segment have been organized by management based upon geography. The geographical regions, which comprise three operating segments, have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting. Through the SRS Segment, we deliver services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two business units, NeuroRestorative and CareMeridian, based upon service type. These business units, which comprise two operating segments, have been aggregated based on the criteria set forth in the accounting standards. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker for the purpose of evaluating these results and making decisions regarding resource allocations.

Delivery of services to adults and children with I/DD is the largest portion of our Human Services segment. Our I/DD programs include residential support, day habilitation, vocational services, case management, crisis intervention and hourly support care. Our Human Services segment also includes the delivery of ARY services. Our ARY programs include therapeutic foster care, family preservation, adoption services, early intervention, school-based services and juvenile offender programs. Within our SRS segment, our NeuroRestorative business unit is focused on rehabilitation and transitional living services and our CareMeridian business unit is focused on the more medically-intensive post-acute care services. Our SRS services range from sub-acute healthcare for individuals with intensive medical needs to day treatment programs, and include: neurorehabilitation; neurobehavioral rehabilitation; specialized nursing; physical, occupational and speech therapies; supported living; outpatient treatment; and pre-vocational services.

Factors Affecting our Operating Results

Demand for Home and Community-Based Health and Human Services

Our growth in revenue has historically been related to increases in the number of individuals served as well as increases in the rates we receive for our services. This growth has depended largely upon development-driven activities, including the maintenance and expansion of existing contracts and the award of new contracts, our new start program and acquisitions. We also attribute the long-term growth in our client base to certain trends that are increasing demand in our industry, including demographic, health-care and political developments.

Demographic trends have a particular impact on our I/DD business. Increases in the life expectancy of individuals with I/DD, we believe, have resulted in steady increases in the demand for I/DD services. In addition, caregivers currently caring for their relatives at home are aging and many may soon be unable to continue with these responsibilities. Many states continue to downsize or close large, publicly-run facilities for individuals with I/DD and refer those individuals to private providers of community-based services. Each of these factors affects the size of the I/DD population in need of services. And while our residential ARY services were negatively impacted by a substantial decline in the number of children and adolescents in foster care placements during the last decade, this trend has contributed to increased demand for periodic, non-residential services to support at-risk youth and their families. However, during the past 18 months payor demand in the state of North Carolina for periodic ARY services has significantly contracted as a result of a statewide redesign of these programs. It is also noteworthy that in recent years the general foster care population across the country has stabilized, with data for federal fiscal year 2013 showing the first increase in more than a decade in the number of children in foster care at year end. Demand for our SRS services has also grown as emergency response and improved medical techniques have resulted in more people surviving a catastrophic injury. SRS services are increasingly sought out as a clinically-appropriate and less-expensive alternative to institutional care and as a “step-down” for individuals who no longer require care in acute settings.

Political and economic trends can also affect our operations. Budgetary pressures facing state governments, especially within Medicaid programs, as well as other economic, industry and political factors could cause state governments to limit spending, which could significantly reduce our revenue, referrals, margins and profitability, and adversely affect our growth strategy. Government agencies generally condition their contracts with us upon a sufficient budgetary appropriation. If the government agency does not receive an appropriation sufficient to cover its obligations with us, it may terminate a contract or defer or reduce our reimbursements. For example, during the economic downturn that began in 2008, our government payors in several states responded to deteriorating revenue collections by implementing service reductions, rate freezes and/or rate reductions. Beginning in fiscal 2012, the rate environment improved and, as a result, for fiscal years 2012, 2013 and 2014, pricing increases contributed to revenue growth. With new state fiscal 2015 budgets effective on July 1, 2014 in most jurisdictions, this positive trend is continuing as we begin our fiscal year 2015.

Historically, our business has benefited from the efforts of groups that advocate for the populations we serve. These groups lobby governments to fund residential services that use our small group home or host home models, rather than large, institutional models. In addition, our ARY services have historically been positively affected by the trend toward privatization of these services. Furthermore, we believe that successful lobbying by advocacy groups has preserved I/DD and ARY services and, therefore, our revenue base for these services, from significant reductions as compared with certain other human services, although we did suffer rate reductions during and after the recession that began in 2008. In addition, a number of states have developed community-based waiver programs to support long-term care services for survivors of a traumatic brain injury. However, the majority of our specialty rehabilitation services revenue is derived from non-public payors, such as commercial insurers, managed care and other private payors.

Expansion of Services

We have grown our business through expansion of existing markets and programs, entry into new geographical markets as well as through acquisitions.

Organic Growth

Various economic, fiscal, public policy and legal factors are contributing to an environment with an increased number of organic growth opportunities, particularly within the Human Services segment, and, as a result, we have a renewed emphasis on growing our business organically and making investments to support the effort. Our future growth will depend heavily on our ability to expand our current programs and identify and execute upon new opportunities. Our organic expansion activities consist of both new program starts in existing markets and expansion into new geographical markets. Our new programs in new and existing geographic markets typically require us to incur and fund operating losses for a period of approximately 18 to 24 months (we refer to these new programs as “new starts”). Net operating loss or income of a new start is defined as its revenue for the period less direct expenses but not including allocated overhead costs. The aggregation of all programs with net operating losses that are less than 18 months old comprises the new start operating loss for such period. During fiscal years 2014 and 2013, new starts generated operating losses of $6.1 million and $8.8 million and operating income of $1.9 million and $3.3 million, respectively. As indicated above, during fiscal 2012 and 2013 demand for new programs increased. These new start investment opportunities increased our organic growth but also had the effect of reducing our operating margin. In fiscal 2014, our investment level was slightly lower than recent years, but still at a rate higher than fiscal 2011 and earlier periods.

Acquisitions

From the beginning of fiscal 2010 through September 30, 2014, we have completed 36 acquisitions, including several acquisitions of rights to government contracts and fixed assets from small providers, which we have integrated with our existing operations. We have pursued larger strategic acquisitions in the past and may opportunistically continue to do so in the future. Acquisitions could have a material impact on our consolidated financial statements.

During the year ended September 30, 2014, we acquired ten companies complementary to our business in the Human Services segment and one company in the SRS segment for total fair value consideration of $56.1 million, including $2.4 million of contingent consideration.

During the fiscal year ended September 30, 2013, we acquired two companies complementary to our business in the Human Services segment and one company in the SRS segment, for a total cash consideration of $9.3 million.

Divestitures

We regularly review and consider the divestiture of underperforming or non-strategic businesses to improve our operating results and better utilize our capital. We have made divestitures from time to time and expect that we may make additional divestitures in the future. Divestitures could have a material impact on our financial performance and results.

In August 2014, our Connecticut-based business notified the State of Connecticut of its intention to stop providing services under existing contracts due to rate cuts and a change in state policy. We are currently working with our public partners to effectively transition our programs to new providers, and we anticipate that this transition will be complete during the first quarter of fiscal 2015. In connection with the decision to discontinue services in Connecticut, we recorded termination benefits for impacted employees of $0.1 million and impairment charges of $1.6 million and $0.7 million for intangible assets and properties owned by the business unit, respectively. The operating results for Connecticut are included as discontinued operations in the Consolidated Statement of Operations.

Revenue

Revenue is reported net of allowances for unauthorized sales and estimated sales adjustments, and net of any state provider taxes or gross receipts taxes levied on services we provide. We derive revenue from contracts with state, local and other government payors and non-public payors. During the fiscal years ended September 30, 2014 and 2013, we derived 90% of our net revenue from contracts with state, local and other government payors and 10% of our net revenue from non-public payors. Substantially all of our non-public revenue is generated by our SRS business through contracts with commercial insurers, workers’ compensation carriers and other private payors. The payment terms and rates of our contracts vary widely by jurisdiction and service type. We have four types of contractual arrangements with payors which include negotiated contracts, fixed fee contracts, retrospective reimbursement contracts and prospective payments contracts. See “—Critical Accounting Policies—Revenue Recognition” for further information. Our revenue may be affected by adjustments to our billed rates as well as adjustments to previously billed amounts. Revenue in the future may be affected by changes in rates, rate-setting structures, methodologies or interpretations that may be proposed in states where we operate or by the federal government which provides matching funds. We cannot determine the impact of such changes or the effect of any possible governmental actions. In general, we take prices set by our payors and do not compete based on pricing.

We bill the majority of our residential services on a per person per-diem basis. We believe the key factors affecting our revenues in residential service business include gross revenue, average residential census and average daily rates. We bill the majority of our non-residential service on a per service unit basis. These service units, which vary in length, are converted to billable units which are the hourly equivalent for the service provided. We believe the key factors affecting our revenues in our non-residential service business include gross revenue, non-residential billable units and average billable unit rates. We define these factors as follows:

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

A comparative summary of gross revenues by service line and our key metrics is as follows (dollars in thousands, except for daily and billable unit rates):

	Year Ended September 30,
	2014	2013 (1)	2012 (1)
I/DD Services
Gross Revenues	$839,127	$768,362	$719,180
Average Residential Census	7,435	6,931	6,521
Average Daily Rate	$229.02	$222.53	$217.18
Non-Residential Billable Units	11,608,274	11,131,686	8,810,339
Average Non-Residential Billable Unit Rate	$18.75	$18.46	$22.80
Gross Revenue Growth %	9.2%	6.8%
Gross Revenue growth due to:
Volume Growth	6.5%	11.9%
Average Rate Growth	2.7%	(5.0)%

At-Risk Youth Services
Gross Revenues	$203,353	$223,037	$214,405
Average Residential Census	3,840	4,094	3,856
Average Daily Rate	$101.11	$96.78	$97.96
Non-residential Billable Units	712,497	931,646	947,318
Average Non-Residential Billable Unit Rate	$86.51	$84.19	$80.39
Gross Revenue Growth %	(8.8)%	4.0%
Gross Revenue growth due to:
Volume Growth	(12.3)%	3.4%
Average Rate Growth	3.5%	0.6%

Specialty Rehabilitation Services
Gross Revenues	$234,435	$213,465	$189,561
Average Residential Census	1,065	996	916
Average Daily Rate	$603.22	$587.14	$565.50
Gross Revenue Growth %	9.8%	12.6%
Gross Revenue growth due to:
Volume Growth	6.9%	8.7%
Average Rate Growth	2.9%	3.9%

(1)	During fiscal 2014, the Company gave notice of its intention to close all Human Services operations in the state of Connecticut. All fiscal years presented reflect the classification of these businesses as discontinued operations.

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

Wages and benefits to our employees and per diem payments to our Mentors constitute the most significant operating cost in each of our segments. Most of our employee caregivers are paid on an hourly basis, with hours of work generally tied to client need. Our Mentors are paid on a per diem basis, but only if the Mentor is currently caring for a client. Our labor costs are generally influenced by levels of service, and these costs can vary significantly across regions.

Occupancy costs represent a significant portion of our operating costs. As of September 30, 2014, we owned 379 facilities and three offices, and we leased 1,374 facilities and 260 offices. We expect occupancy costs to increase during fiscal 2015 as a result of new leases entered into pursuant to acquisitions and new starts. We incur no facility costs for services provided in the home of a Mentor.

Professional and general liability expense totaled 0.9% of our net revenue for the fiscal year ended September 30, 2014, as compared to 1.0% for the fiscal years ended September 30, 2013 and 2012. We incurred professional and general liability expenses of $10.9 million, $12.1 million and $10.7 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. These expenses are incurred in connection with our claims reserve and insurance premiums. For claims made between From October 1, 2011 to September 30, 2013, we were self-insured for the first $4.0 million of each and every claim without an aggregate limit. Beginning October 1, 2013, we are self-insured for $4.0 million per claim and $28.0 million in the aggregate. Increased costs of insurance and claims have negatively impacted our results of operations and have resulted in a renewed emphasis on reducing the occurrence of claims. Although insurance premiums did not increase in fiscal 2013 and 2014, they have increased in prior years and may increase in the future.

Results of Operations

The following table sets forth our Consolidated Statements of Operations as a percentage of total net revenues for the periods indicated.

	Year ended September 30,
	2014	2013	2012
Revenues:
Net revenues	100.0%	100.0%	100.0%
Cost of revenue	78.3%	77.9%	77.8%
Operating expenses:
General and administrative	11.5%	12.3%	12.6%
Depreciation and amortization	5.4%	5.4%	5.4%

Total operating expense	16.9%	17.7%	18.0%
Income from operations	4.9%	4.4%	4.2%
Other income (expense):
Management fee of related party	(0.8)%	(0.1)%	(0.1)%
Other income, net	0.0%	0.1%	0.0%
Extinguishment of debt	(1.2)%	0.0%	0.0%
Interest income	0.0%	0.0%	0.0%
Interest expense	(5.5)%	(6.6)%	(7.2)%

Loss from continuing operations before income taxes	(2.6)%	(2.2)%	(3.1)%
Benefit for income taxes	(0.9)%	(0.8)%	(1.8)%

Loss from continuing operations	(1.7)%	(1.4)%	(1.3)%
Gain (loss) from discounted operations, net of tax	(0.1)%	(0.2)%	0.0%

Net Loss	(1.8)%	(1.5)%	(1.3)%

Fiscal Year Ended September 30, 2014 compared to Fiscal Year Ended September 30, 2013

Consolidated overview

	Year ended September 30,
(In thousands)	2014	2013	Increase (Decrease)
Gross revenue	$1,277,957	$1,204,864	$73,093
Sales adjustments	(22,119)	(22,355)	$236

Net revenue	$1,255,838	$1,182,509	$73,329

Income from operations	$61,003	$52,134	$8,869
Operating margin	4.9%	4.4%

Consolidated gross revenue for the fiscal year ended September 30, 2014 (“fiscal 2014”) increased by $ 73.1 million, or 6.1%, compared to gross revenue for the fiscal year ended September 30, 2013 (“fiscal 2013”). Sales adjustments as a percentage of gross revenue decreased from 1.9% to 1.7% during fiscal 2014. Gross revenue increased $42.5 million from organic growth, including growth related to new programs, and $30.6 million from acquisitions that closed during and after fiscal 2013. Our Human Services segment contributed 66% of the organic revenue growth with the remaining 34% contributed by our SRS segment.

Consolidated income from operations increased from $52.1 million, or 4.4% of net revenue, in fiscal 2013 to $61.0 million, or 4.9% of net revenue, in fiscal 2014. The increase in our operating margin was primarily due to the increase in revenue, as well as, expense leveraging and cost containment efforts in our direct labor costs and general administrative expenses. The improvement in operating margin was partially offset by the increase in client occupancy costs due to new programs with higher levels of open occupancy and increases in rent, utilities and repair and maintenance costs related to our business.

Revenues by segment

The following table sets forth net revenue for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,
	2014	2013	Increase (Decrease)	Percentage Increase (Decrease)
I/DD gross revenue	$839,127	$768,362	$70,765	9.2%
ARY gross revenue	203,353	223,037	(19,684)	(8.8)%
Adult Day Services gross revenue	1,042	—	1,042	NM

Total Human Services gross revenue	1,043,522	991,399	52,123	5.3%
Sales adjustments	(17,850)	(17,311)
Sales adjustments as a percentage of gross revenue	(1.7)%	(1.7)%

Total Human Services net revenue	$1,025,672	$974,088	$51,584	5.3%

Human Services gross revenue for fiscal 2014 increased by $52.1 million, or 5.3%, compared to fiscal 2013. The $52.1 million increase in gross revenue was driven by a $70.8 million increase in I/DD gross revenue while ARY gross revenue decreased by $19.7 million. The increase in I/DD gross revenue included $47.6 million from organic growth and $23.2 million from acquisitions that closed during and after fiscal 2013. The organic growth was the result of a 4.4% increase in volume coupled with a 1.8% increase in average billing rates for fiscal 2014 compared to fiscal 2013. The $19.7 million decrease in ARY gross revenue was due to a 12.3% decrease in volume partially offset by a 3.5% increase in the average billing rate during fiscal 2014 compared to fiscal 2013. The majority of the decrease in volume was caused by a reduction in services in North Carolina due to a state wide redesign of these programs and the voluntary termination of our contracts to provide services with a single managed care organization. The impact of this reduction accounted for approximately $17.6 million of the decrease in gross revenue.

Sales adjustments as a percentage of gross revenue were consistent at 1.7% during fiscal 2014 and fiscal 2013.

The following table sets forth net revenue for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,
	2014	2013	Increase (Decrease)	Percentage Increase (Decrease)
SRS gross revenue	$234,435	$213,465	$20,970	9.8%
Sales adjustments	(4,269)	(5,044)
Sales adjustments as a percentage of gross revenue	(1.8)%	(2.4)%

SRS net revenue	$230,166	$208,421	$21,745	10.4%

The SRS segment’s gross revenue for fiscal 2014 increased by $21.0 million, or 9.8%, compared to fiscal 2013. The increase included $14.6 million from organic growth and $6.3 million from acquisitions that closed during and after fiscal 2013. The organic growth was driven by an increase in the average billing rate of 4.5% and an increase in volume of 2.4%.

Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,
	2014		2013
	Amount	% of net revenue	Amount	% of net revenue	Increase (Decrease)	Change in % of net revenue
Direct labor costs	$664,032	64.7%	$632,456	64.9%	$31,576	(0.2)%
Client program costs	42,133	4.1%	39,722	4.1%	2,411	0.0%
Client occupancy costs	55,025	5.4%	50,411	5.2%	4,614	0.2%
Travel & transportation costs	27,935	2.7%	26,288	2.7%	1,647	0.0%
Other direct costs	23,375	2.3%	18,353	1.9%	5,022	0.4%

Total cost of revenues	$812,500	79.2%	$767,230	78.8%	$45,270	0.4%

Human Services cost of revenue for fiscal 2014 increased by $45.3 million, or 5.9%, as compared to fiscal 2013 primarily due to an increase in direct labor costs of $31.6 million, an increase in client occupancy costs of $4.6 million, and an increase in other direct costs of $5.0 million. The increases in direct labor costs and client occupancy costs were primarily attributable to additional costs associated with new programs and acquisitions that closed during and after fiscal 2013, as well as, a new compensation program for our direct care workers. The increase in other direct costs during fiscal 2014 was primarily due to an increase in workers’ compensation claims compared to fiscal 2013.

The decrease of direct labor costs as a percentage of net revenue was primarily due to expense leveraging. The increase in client occupancy costs as a percentage of net revenue was the result of new programs with higher levels of open occupancy and an increase in rent, utilities and repairs and maintenance expense related to our business and the increase in other direct costs of revenue as a percentage of net revenue was primarily due to an increase in workers’ compensation claims compared to fiscal 2013.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,
	2014		2013
	Amount	% of net revenue	Amount	% of net revenue	Increase (Decrease)	Change in % of net revenue
Direct labor costs	$119,397	51.9%	$110,508	53.0%	$8,889	(1.1)%
Client program costs	17,483	7.6%	14,486	7.0%	2,997	0.6%
Client occupancy costs	25,987	11.3%	22,662	10.9%	3,325	0.4%
Travel & transportation costs	3,134	1.4%	2,635	1.3%	499	0.1%
Other direct costs	4,480	1.9%	3,144	1.5%	1,336	0.4%

Total cost of revenues	$170,481	74.1%	$153,435	73.7%	$17,046	0.4%

The SRS segment’s cost of revenue for fiscal 2014 increased by $17.0 million, or 11.1%, as compared to fiscal 2013, primarily due to an increase in direct labor costs of $8.9 million, an increase in client program costs of $3.0 million and an increase in client occupancy costs of $3.3 million. These increases were primarily attributable to additional costs associated with new programs and acquisitions that closed during and after fiscal 2013.

The decrease of direct labor costs as a percentage of revenue was primarily due to expense leveraging. The increase in client program costs as a percentage of net revenue during fiscal 2014 was due to an increase in medical supply and pharmacy costs relating to the SRS segment’s client mix. The increase in client occupancy costs as a percentage of net revenue during fiscal 2014 was due to new programs with higher levels of open occupancy and an increase in rent, utilities and repairs and maintenance expense related to our business.

Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Year ended September 30,
	2014		2013
	Amount	% of net revenue	Amount	% of net revenue	Increase (Decrease)	Change in % of net revenue
General and administrative	$144,304	11.5%	$145,184	12.3%	$(880)	(0.8)%
Depreciation and amortization	67,488	5.4%	63,573	5.4%	3,915	0.0%

Total operating expense	$211,792	16.9%	$208,757	17.7%	$3,035	(0.8)%

General and administrative expenses for fiscal 2014 decreased by $0.9 million, or 0.6%, as compared to fiscal 2013. As a percentage of net revenue, general and administrative expenses decreased by 0.8% as compared to fiscal 2013. This decrease was attributable to cost containment efforts in administrative staffing, business and office related costs.

Depreciation and amortization expense increased $3.9 million during fiscal 2014 from the prior year period primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets. Depreciation and amortization expense as a percentage of net revenue remained consistent.

Other (income) expense

Management fee of related party: Management fee increased $8.1 million during fiscal 2014 as compared to fiscal 2013. In connection with the IPO of Civitas, the Company terminated the management agreement with Vestar and paid a one-time transaction advisory fee of $8.0 million to Vestar.

Other income, net: Other income, net, which primarily consists of mark to market adjustments of the cash surrender value of Company owned life insurance policies, decreased from $0.9 million in fiscal 2013 to $0.2 million in fiscal 2014.

Loss on extinguishment of debt: Extinguishment of debt was $14.7 million in the fiscal year ended September 30, 2014. The prior senior secured credit facilities were repaid and replaced with the senior secured credit facilities on January 31, 2014, and $38.0 million of the senior notes were redeemed on February 26, 2014, resulting in the write-off of deferred financing fees, original issue discount, redemption premium and initial purchase discount related to the prior senior secured credit facilities and the partial redemption of the senior notes totaling $14.7 million.

Interest Expense: Interest expense decreased by $8.7 million during fiscal 2014 compared to fiscal 2013 due to lower interest expense on the senior secured credit facilities as a result of the refinancing on January 31, 2014 and the redemption of $38.0 million of the senior notes on February 26, 2014.

Benefit for income taxes

For fiscal 2014, our effective income tax rate was 34.6% compared to an effective tax rate of 37.9% for fiscal 2013. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited.

Loss from discontinued operations

Loss from discontinued operations net of taxes for fiscal 2014 was $1.4 million as compared to $2.0 million for fiscal 2013. During fiscal 2014, the Company gave notice of its intention to close all Human Services operations in the state of Connecticut. The Company recorded impairment charges of $1.6 million and $0.7 million for intangible assets and properties owned by the business unit, respectively, and $0.1 million of severance expense. The impairment charge and operations of these businesses, including the expenses to close these operations, are included in discontinued operations.

Fiscal Year Ended September 30, 2013 compared to Fiscal Year Ended September 30, 2012

Consolidated overview

	Year ended September 30,
(In thousands)	2013	2012	Increase (Decrease)
Gross revenue	$1,204,864	$1,123,146	$81,718
Sales adjustments	(22,355)	(15,795)	$(6,560)

Net revenue	$1,182,509	$1,107,351	$75,158

Income from operations	$52,134	$46,043	$6,091
Operating margin	4.4%	4.2%

Consolidated gross revenue for the fiscal year ended September 30, 2013 increased by $81.7 million, or 7.3%, compared to gross revenue for the fiscal year ended September 30, 2012 (“fiscal 2012”). Sales adjustments as a percentage of gross revenue increased by 0.5% from 1.4% during fiscal 2012 to 1.9% during fiscal 2013. The increase in sales adjustments was primarily in our Human Services segment. Gross revenue increased $57.2 million from organic growth, including growth related to new programs, and $24.5 million from acquisitions that closed during and after fiscal 2012. The organic growth was partially offset by a reduction in revenue of $3.6 million from businesses we divested during fiscal 2013.

Consolidated income from operations increased from $46.0 million, or 4.2% of net revenue, in fiscal 2012 to $52.1 million, or 4.4% of net revenue, in fiscal 2013. The increase in our operating margin was primarily due to expense leveraging and cost containment efforts in our direct labor costs and general and administrative expenses. The improvement in operating margin was partially offset by an increase in other costs of revenues. Client occupancy expense increased by $10.4 million due to new programs and acquisitions that closed during and after fiscal 2012. Additionally, our health insurance expense and professional and general liability expense increased in fiscal 2013 as compared to fiscal 2012. Our health insurance expense increased approximately $3.0 million in fiscal 2013 compared to fiscal 2012, $2.4 million of which was included in cost of revenue. Professional and general liability expense increased by approximately $1.4 million in fiscal 2013 compared to fiscal 2012 due to an increase in our tail reserve for professional and general liability claims.

Revenues by segment

The following table sets forth net revenue for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,
	2013	2012	Increase (Decrease)	Percentage Increase (Decrease)
I/DD gross revenue	$768,362	$719,180	$49,182	6.8%
ARY gross revenue	223,037	214,405	8,632	4.0%

Total Human Services gross revenue	991,399	933,585	57,814	6.2%
Sales adjustments	(17,311)	(11,700)
Sales adjustments as a percentage of gross revenue	(1.7)%	(1.3)%

Total Human Services net revenue	$974,088	$921,885	$52,203	5.7%

Human Services gross revenue for fiscal 2013 increased by $57.8 million, or 6.2%, compared to fiscal 2012. The increase was driven by a 6.8% increase in I/DD gross revenue and 4.0% increase in ARY gross revenue. The increase in I/DD gross revenue included $37.3 million from organic growth and $11.9 million from acquisitions that closed during and after fiscal 2012. The increase from organic growth was driven by an increase in volume of 10.7% offset by a decrease in average billing rate of 5.5% during fiscal 2013 compared to fiscal 2012. The organic growth was partially offset by a reduction in revenue of $3.6 million from businesses we divested during fiscal 2013. The increase of $8.6 million in ARY gross revenue was derived from organic growth which was driven by a 4.0% increase in volume during fiscal 2013 compared to fiscal 2012.

Sales adjustments increased by $5.6 million in fiscal 2013 compared to fiscal 2012. Sales adjustments as a percentage of gross revenue increased by 0.4% to 1.7% during fiscal 2013. The increase was primarily due to increases in sales adjustment allowances in our Florida, North Carolina and Pennsylvania business units for the potential write-off of outstanding aged receivables that are in dispute with certain payors.

The following table sets forth net revenue for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,		Increase (Decrease)	Percentage Increase (Decrease)
	2013	2012
SRS gross revenues	$213,465	$189,561	$23,904	12.6%
Sales adjustments	(5,044)	(4,095)
Sales adjustments as a percentage of revenue	(2.4)%	(2.2)%

Total SRS net revenues	$208,421	$185,466	$22,955	12.4%

The SRS segment’s gross revenue for fiscal 2013 increased by $23.9 million, or 12.6%, compared to fiscal 2012. The increase in gross revenue included $11.0 million from organic growth and $12.9 million from acquisitions that closed during and after fiscal 2012. The organic growth was driven by an increase in volume of 2.1% and an increase in average billing rate of 3.7% during fiscal 2013 compared to fiscal 2012.

Cost of revenues by segment

The following table sets forth cost of revenues for the Human Services segment for the periods indicated (in thousands):

	Year ended September 30,
	2013		2012
	Amount	% of net revenue	Amount	% of net revenue	Increase (Decrease)	Change in % of net revenue
Direct labor costs	$632,456	64.9%	$601,867	65.3%	$30,589	(0.4)%
Client program costs	39,722	4.1%	38,658	4.2%	1,064	(0.1)%
Client occupancy costs	50,411	5.2%	44,365	4.8%	6,046	0.4%
Travel & transportation costs	26,288	2.7%	25,841	2.8%	447	(0.1)%
Other direct costs	18,353	1.9%	20,390	2.2%	(2,037)	(0.3)%

Total cost of revenues	$767,230	78.8%	$731,121	79.3%	$36,109	(0.5)%

Human Services cost of revenue for fiscal 2013 increased by $36.1 million, or 4.9%, compared to fiscal 2012. This increase was driven by $30.6 million increase in direct labor costs and a $6.0 million increase in client occupancy costs and was offset by a $2.0 million decrease in other direct costs.

The increase in direct labor costs was primarily due to increased staffing in connection with new programs and acquisitions that closed during and after fiscal 2012. The decrease in direct labor costs as a percentage of net revenue during fiscal 2013 compared to fiscal 2012 was due to expense leveraging. The increases in client occupancy costs and in client occupancy costs as a percentage of net revenue were attributable to acquisitions and new programs with higher levels of open occupancy and increases in rent, utilities and repairs and maintenance expense related to our businesses. The decrease in other direct costs was primarily due to a reduction of $1.5 million in the cash bonus provided to our direct care workers in fiscal 2013 compared to fiscal 2012.

The following table sets forth cost of revenues for the SRS segment for the periods indicated (in thousands):

	Year ended September 30,				Increase (Decrease)	Change in % of net revenue
	2013		2012
	Amount	% of net revenue	Amount	% of net revenue
Direct labor cost	$110,508	53.0%	$93,412	50.4%	$17,096	2.6%
Client program costs	14,486	7.0%	13,634	7.4%	852	(0.4)%
Client occupancy costs	22,662	10.9%	18,291	9.9%	4,371	1.0%
Travel & transportation costs	2,635	1.3%	2,383	1.3%	252	0.0%
Other direct costs	3,144	1.5%	2,935	1.6%	209	(0.1)%

Total cost of revenues	$153,435	73.7%	$130,655	70.6%	$22,780	3.1%

The SRS segment’s cost of revenue for fiscal 2013 increased by $22.8 million, or 17.4%, compared to fiscal 2012. This increase was driven by $17.1 million increase in direct labor costs, and a $4.4 million increase in client occupancy costs.

The increase in direct labor costs period to period and as a percentage of revenue was primarily due to increased staffing in connection with new programs and acquisitions and due to additional staff to facilitate higher quality and service. The increase in client occupancy expense was primarily attributable to acquisitions that have closed during and after fiscal 2012, and new starts. Client occupancy costs have also been affected by increases in rent, utilities and repairs and maintenance expense related to our existing businesses.

Consolidated operating expenses

General and administrative and depreciation and amortization expense were as follows (in thousands):

	Year ended September 30,				Increase (Decrease)	Change in % of net revenue
	2013		2012
	Amount	% of net revenue	Amount	% of net revenue
General and administrative	$145,184	12.3%	$139,630	12.6%	$5,554	(0.3)%
Depreciation and amortization	63,573	5.4%	59,987	5.4%	3,586	0.0%

Total operating expense	$208,757	17.7%	$199,617	18.0%	$9,140	(0.3)%

General and administrative expenses for fiscal 2013 increased by $5.6 million, or 4.0%, as compared to fiscal 2012 due to increases in professional service fees and administrative staffing costs. Additionally, we wrote off goodwill related underperforming programs within the Human Services segment which were closed in fiscal 2013. The total impairment charge for goodwill that was included in general and administrative expense was $1.3 million.

Depreciation and amortization expense for fiscal 2013 increased $3.6 million, or 6.0%, as compared to fiscal 2012 but remained consistent as a percent of net revenue at 5.4%. The increase in depreciation and amortization expense was primarily due to an increase in leasehold improvements to our properties and the acquisition of amortizable assets. Partially offsetting this increase was a decrease in depreciation and amortization expense as certain assets became fully depreciated. Additionally, we wrote off $1.0 million of intangible assets related to underperforming programs within the Human Services segment which were closed during fiscal 2013.

Non-operating (income) expense

Management fee of related party: Management fee has remained consistent during fiscal 2013 compared to fiscal 2012.

Other income, net: Other income, net which primarily consists of mark to market adjustments of the cash surrender value of Company owned life insurance policies, increased from zero in fiscal 2012 to $0.9 million in fiscal 2013.

Interest Income: Interest income decreased to $0.1 million in fiscal 2013 from $0.3 million in fiscal 2012. Interest income is derived from interest earned on interest bearing bank accounts.

Interest Expense: Interest expense for fiscal 2013 decreased $1.4 million to $78.1 million as compared to fiscal 2012. The decrease is due to the lower interest rate we pay on our borrowings under the prior senior secured credit facilities as a result of the amendment to our prior senior credit agreement during fiscal 2013.

Benefit for income taxes

For fiscal 2013, our effective income tax rate was 37.9% compared to an effective tax rate of 57.5% for fiscal 2012. These rates differ from the federal statutory income tax rate primarily due to nondeductible permanent differences such as meals and nondeductible compensation, and net operating losses not benefited. In addition, our effective tax rate for fiscal 2012 was impacted by a $6.1 million reduction in our reserve for uncertain income tax positions, including interest and penalties, as a result of favorable settlement of an audit.

Loss from discontinued operations

Loss from discontinued operations net of taxes for fiscal 2013 was $2.0 million as compared to a gain of $0.2 million for fiscal 2012. During the second quarter of fiscal 2013, we adopted a plan to sell certain Human Services operations in the State of

Rhode Island and completed the sale in the third quarter of fiscal 2013. Additionally, we closed certain Human Services operations in the Commonwealth of Virginia during the second quarter of fiscal 2013. We recorded a total impairment charge of $4.1 million to write off the related intangible assets. The impairment charge and operations of these businesses including the expenses to close these operations are included in discontinued operations.

Liquidity and Capital Resources

Our principal uses of cash are to meet working capital requirements, fund debt obligations and finance capital expenditures and acquisitions. Cash flows from operations have historically been sufficient to meet these cash requirements. Our principal sources of funds are cash flows from operating activities, cash on hand and available borrowings under our senior revolver (as defined below), and sale of equity securities by Civitas.

Operating activities

Cash flows provided by operating activities were $83.9 million, $55.7 million and $29.3 million for fiscal 2014, 2013 and 2012, respectively. The increase in cash provided by operating activities in 2014 is primarily attributable to the management of working capital items. The increase in cash provided by operating activities in 2013 and 2014 is also attributable to the decrease in our days sales outstanding. Our days sales outstanding decreased from 47 days to 43 days at September 30, 2014 as compared to September 30, 2013 and from 52 days to 47 days at September 30, 2013 as compared to September 30, 2012. This is primarily due to efficiencies resulting from the centralization of certain billing and accounts receivable functions as well as the process improvement of our billing and collections process and review of aged receivables.

Investing activities

Net cash used in investing activities was $88.9 million, $39.4 million and $42.7 million for fiscal 2014, 2013 and 2012, respectively.

Cash paid for acquisitions was $53.7 million, $9.3 million and $16.5 million for fiscal 2014, 2013 and 2012, respectively. We acquired eleven, three and seven companies in each of fiscal 2014, 2013 and 2012, respectively.

Cash paid for property and equipment for fiscal 2014 was $35.3 million, or 2.8% of net revenue, compared to $31.9 million, or 2.7% of net revenue for fiscal 2013, and $30.0 million or 2.7% of net revenue for fiscal 2012. During fiscal 2012, we sold certain real estate assets for total cash proceeds of $2.8 million, which we subsequently leased back.

Financing activities

Net cash provided by financing activities was $181.7 million, $3.0 million and $13.1 million for fiscal years 2014, 2013 and 2012, respectively. The increase in cash provided by financing activities in fiscal 2014 is primarily due to the $182.2 million capital contribution from Civitas as a result of the September 2014 IPO. On October 17, 2014, $172.1 million of this capital contribution was used to repay principal and the associated call premium on the senior notes.

Our principal sources of funds are cash flows from operating activities, cash on hand and available borrowings under our senior revolver, and sale of equity securities by Civitas. During fiscal 2013, we borrowed an aggregate of $469.4 million under our senior revolver and repaid $488.4 million during the same period. During fiscal 2014, we borrowed an aggregate of $9.3 million under our senior revolver and repaid $9.3 million during the same period. At September 30, 2014, we had no outstanding borrowings and $100.0 million of availability under the senior revolver. Letters of credit can be issued under our institutional letter of credit facility up to the $50.0 million limit and letters of credit in excess of that amount reduce availability under our senior revolver. Subject to the debt incurrence limitations imposed by the indenture governing the senior notes, we may draw on the revolver during fiscal 2015 and we believe that available funds will provide sufficient liquidity and capital resources to meet our financial obligations for the next twelve months, including scheduled principal and interest payments, as well as to provide funds for working capital, acquisitions, capital expenditures and other needs. No assurance can be given, however, that this will be the case.

On January 31, 2014, we replaced the prior senior secured credit facilities with new senior secured credit facilities consisting of a term loan facility and a senior revolver. The new term loan facility has a seven-year maturity and the new senior revolver has a five-year maturity: provided that if the senior notes are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity will spring forward to November 15, 2017. We also redeemed $38.0 million aggregate principal amount of the senior notes on February 26, 2014. If these refinancing transactions had occurred at the beginning of fiscal 2013, they would have reduced our interest expense by approximately $11.6 million, based on (i) a reduction in the applicable margin and “LIBOR floor” used to calculate interest rates under the senior secured credit facilities, partially offset by the increase in the principal amount outstanding under the term loan, and (ii) the elimination of interest expense on the $38.0 million principal amount of our senior notes that were redeemed. Assuming an effective tax rate of 40%, this reduction in interest expense would have reduced our fiscal 2013 net loss by approximately $7.0 million. See Note 9 to our consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.

On September 22, 2014, Civitas, our indirect parent company, completed an initial public offering resulting in net proceeds of $182.2 million after deducting underwriting discounts, commissions, and offering expenses. In connection with the offering, Civitas through our direct parent NMH Holdings, LLC made a capital contribution to the Company in the amount of $182.2 million, $8.0 million of which was used to pay a one-time transaction advisory fee to Vestar, $172.1 million of which was used to redeem $162.0 million in aggregate principle amount of our senior notes at a redemption price of 106.25% and $2.1 million of which was used to pay other transaction related costs paid by us. The redemption of the senior notes occurred on October 17, 2014, and as of that date, $50.0 million in principal amount of senior notes remain.

During fiscal 2014, 2013 and 2012, NMH Investment repurchased equity units from employees upon or after their departures from the Company for $110 thousand, $39 thousand and $75 thousand, respectively. We accounted for these repurchases as dividends of $110 thousand, $39 thousand and $75 thousand, respectively, to NMH Investment which used the proceeds to fund the repurchases.

Debt and Financing Arrangements

Senior Secured Credit Facilities

On January 31, 2014, we and NMH Holdings, LLC entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”). On October 21, 2014, the Company increased the revolving commitment under the senior revolver by $20.0 million, on terms identical to those applicable to the existing senior revolver. The aggregate amount of the revolving commitment under the senior revolver is now $120.0 million. The term loan facility has a seven-year maturity and the senior revolver has a five-year maturity; provided, that if the senior notes are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity dates shall spring forward to November 15, 2017. The senior credit agreement provides that we may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

All of the obligations under the senior secured credit facilities are guaranteed by NMH Holdings, LLC and the subsidiary guarantors named therein (the “Subsidiary Guarantors”). Pursuant to the Guarantee and Security Agreement, dated as of January 31, 2014 (the “guarantee and security agreement”), among Parent, as parent guarantor, the Company, certain of the Company’s subsidiaries, as subsidiary guarantors and Barclays Bank, PLC, as administrative agent, subject to certain exceptions, the obligations under the senior secured credit facilities are secured by a pledge of 100% of the Company’s capital stock and the capital stock of domestic subsidiaries owned by the Company and any other domestic Subsidiary Guarantor and 65% of the capital stock of any first tier foreign subsidiaries and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of NMH Holdings, LLC and each Subsidiary Guarantor.

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of September 30, 2014, we had no borrowings under the senior revolver and $44.3 million of letters of credit issued under the institutional letter of credit facility.

At our option, we may add one or more new term loan facilities or increase the commitments under the senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million plus any additional amounts so long as certain conditions, including a consolidated first lien leverage ratio (as defined in the senior credit agreement) of not more than 4.50 to 1.00 on a pro forma basis, are satisfied. In addition, the covenants in the indenture governing the senior notes effectively limit the amount of incremental borrowings that we may incur based on a consolidated leverage ratio (as defined in the indenture) of not more than 6.00 to 1.00 on a pro forma basis.

Borrowings under the senior secured credit facilities bear interest, at our option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points, plus 2.75% (provided that the ABR rate applicable to the term loan facility will not be less than 2.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 1.00% per annum), plus 3.75%. The applicable margin will decrease by 0.50% per annum if our consolidated leverage ratio is less than or equal to 5.00 to 1.00. This decrease will become effective as of the first business day immediately following the first date on which the Company delivers a quarterly compliance certificate setting forth such calculation. We are also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. The Company must also pay customary letter of credit fees.

The senior credit agreement requires us to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon its achievement of certain first lien leverage ratios) of our annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. Excess cash flow is defined in our senior credit agreement as (A) the sum of (i) consolidated net income (as defined in the senior credit agreement), plus (ii) the net decrease in working capital, plus (iii) noncash charges previously deducted from consolidated net income, plus (iv) non-cash losses from assets sales, minus (B) the sum of (i) certain amortization and other mandatory prepayment of indebtedness, plus (ii) unfinanced capital expenditures plus (iii) the cash portion of permitted investments plus (iv) noncash gains previously including in consolidated net income, plus (v) the net increase in working capital, plus (vi) certain cash payments of long-term liabilities, plus (vii) cash restricted payments, plus (viii) cash expenditures not expensed during such period, plus (ix) penalties paid in connection with the repayment of indebtedness, plus (x) certain cash distributions from the SRS business, plus (xi) aggregate unfinanced portion of contract consideration for acquisition or capital expenditures to be consummated, plus (xii) aggregate amount of cash amounts received in such period but excluded from consolidated net income, plus (xiii) certain cash payments in respect of earnout obligations, plus (xiv) certain voluntary prepayments of indebtedness, plus (xv) certain cash payments of non-cash charges added back in a prior period, plus (xvi) all charges or expenses incurred in such period but excluded from consolidated net income. We are required to repay the term loan facility portion of the senior secured credit facilities in quarterly principal installments of 0.25% of the principal amount commencing on June 30, 2014, with the balance payable at maturity. The senior credit agreement permits the Company to offer to its lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the senior credit agreement.

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

On February 26, 2014, we redeemed $38.0 million aggregate principal amount of the outstanding principal amount of our senior notes, in accordance with the provisions of the indenture governing them. The redemption price of the senior notes was 106.250% of the principal amount redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

On October 17, 2014, we redeemed an additional $162.0 million in aggregate principal amount of the outstanding senior notes at a redemption price of 106.25% plus accrued and unpaid interest thereon to, but not including, the date of redemption. After giving effect to that redemption, $50.0 million in aggregate principal amount of senior notes remains outstanding.

Covenants

The senior credit agreement and the indenture governing the senior notes contain negative financial and non-financial covenants, including, among other things, limitations on our ability to incur additional debt, create liens on assets, transfer or sell assets, pay dividends, redeem stock or make other distributions or investments, and engage in certain transactions with affiliates. We were in compliance with these covenants as of September 30, 2014.

In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, our usage of the senior revolver exceeds 30% of the commitments thereunder, we are required to maintain at the end of each such fiscal quarter, a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of September 30, 2014 as our usage of the senior revolver did not exceed the threshold for that quarter.

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

Contractual Commitments Summary

The following table summarizes our contractual obligations and commitments as of September 30, 2014:

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Long-term debt obligations (1)	$1,011,136	$206,380	$80,997	$120,388	$603,371
Operating lease obligations (2)	208,411	52,748	78,397	43,757	33,509
Capital lease obligations	6,509	451	1,046	1,282	3,730
Purchase obligations (3)	11,230	4,699	6,100	431	—
Standby letters of credit	44,287	44,287	—	—	—

Total obligations and commitments	$1,281,573	$308,565	$166,540	$165,858	$640,610

(1)	Represents the principal amount of our long-term debt and the expected cash payments for interest on our long-term debt based on the interest rates in place and amounts outstanding at September 30, 2014. The maturity of the term loan principal and interest, which is due in quarterly installments through January 31, 2021, is subject to acceleration to November 15, 2017. See Note 9 to our consolidated financial statements included elsewhere herein for further information about our senior secured credit facilities.
(2)	Includes the fixed rent payable under the leases and does not include additional amounts, such as taxes, that may be payable under the leases.
(3)	Represents purchase obligations related to information technology services and maintenance contracts.

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

As of September 30, 2014, there has been no material change in our accounting policies or the underlying assumptions or methodology used to fairly present our financial position, results of operations and cash flows for the periods covered by this report. In addition, no triggering events have come to our attention pursuant to our review of goodwill that would indicate impairment as of September 30, 2014.

The following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

Revenue is reported net of allowances (discussed below) and state provider taxes. Revenue is recognized when evidence of an arrangement exists, the service has been provided, the price is fixed or determinable and collectability is reasonably assured.

Generally, we recognize revenue for services provided to our clients when earned. Our services fall into two general categories: residential and non-residential. In residential services, we are providing a living environment, usually a community residence, to a client and providing care on a 24-hour basis. Non-residential services are provided to a client on an hourly (or other unit of time) basis for therapy, community support or in our day program centers. Revenues for residential services are recognized for the number of days in the accounting period that the client is in our service. Periodic service revenue is recognized when the related services are performed.

In addition, we operate under four distinct types of contracting arrangements with our payors:

•	Negotiated Contracts. For these contracts, services are priced pursuant to a “plan of care” for the client which encompasses habilitation and therapies. Such contracts are not subject to retroactive adjustment or cost reimbursement requirements. However, we may petition for a change in rate based upon a change in circumstances with a particular client or in situations where additional services are needed. For these contracts, we recognize revenue at the negotiated rate when earned. Subsequent adjustments to rates, if any, are recognized when approved by the payor. For fiscal years ended 2012, 2013 and 2014, 40.8%, 40.4% and 32.7%, respectively, of our revenues were earned from contracts that fall into this category.

•	Fixed Fee Contracts. For these contracts, payors set a standard rate or set of rates for a particular service usually dependent on the acuity of the client. These rates are the same for all agencies providing the service. For these contract types, there is generally no cost report required or if a cost report is required it is used for informational purposes only. For these contracts, we recognize revenue at the standard rate as earned. For fiscal years ended 2012, 2013 and 2014, 39.6%, 40.1% and 46.5%, respectively, of our revenues were earned from contracts that fall into this category.

•	Retrospective reimbursement contracts. For these contracts, a provisional rate is set for the year pending the filing of an annual cost report that may further adjust that rate. Cost reimbursement rules differ by jurisdiction and program type but generally include direct costs, indirect costs, depreciation, interest, overhead allocations with interest, overhead and profit usually subject to limitation. Should the cost report indicate that allowable rate is lower than what has been billed, we record a liability and these funds are adjusted back or refunded to the state payor at some time in the future. For these contracts we prepare an analysis quarterly to determine if any of the revenue that has been billed and recognized should be deferred and if so record that portion as a current liability. In a subsequent quarter, allowable costs may increase which would result in a reversal of the liability but if this condition persists through the end of the statutory annual period, we would refund the unallowed portion of the revenue to the state and offset the liability. For fiscal years ended 2012, 2013 and 2014, 10.1%, 10.7% and 11.7%, respectively, of our revenues were earned from contracts that fall into this category.

•	Prospective payment contracts. These contracts are cost reported in the same way as retrospective contracts, except the cost report for the annual period is used to set the rates in a future period. For these contracts, changes in rates are recognized in revenue prospectively. For fiscal years ended 2012, 2013 and 2014, 9.5%, 8.8% and 9.1%, respectively, of our revenues were earned from contracts that fall into this category.

All four types of contracting arrangements are subject to audit by the payor and may be subject to recoupments of revenue if in performing our services we have not adhered to the terms of the contract, or not documented our services as specified by the payor. For fiscal years ended 2012, 2013 and 2014 liabilities to payors for cost based contracts were $5.4 million, $3.6 million and $3.7 million, respectively.

Accounts Receivable and Reserves

Accounts receivable primarily consists of amounts due from state payors, not-for-profit providers and commercial insurance companies. Generally there is no bad debt risk with government payors or insurance companies. However, allowances are still required for disallowances of revenue that have not been billed timely or if authorizations to deliver services have been exceeded. In addition, there are numerous retroactive adjustments to revenue in cases where rates are adjusted by payors, often after an assessment of our client that takes effect retroactively. We record the following reserves against revenue:

Sales Adjustment Allowance. The types of sales adjustments that we record typically involves rate adjustments due to billing errors or an agreed upon settlement of rate or level of services disputes with the payors. Sales adjustments expense is recorded against revenue in accordance with industry practice. We estimate the sales adjustment allowance based on historical sales adjustments experience. In addition, we also regularly evaluate our accounts receivable, especially receivables that are past due, and reassess our sales adjustment allowance based on specific payor collection issues and may record a specific addition to our sales adjustment allowance to reduce the net recognized receivable to the amount we reasonably expect to collect. As of September 30, 2012, 2013 and 2014, our sales adjustment allowance was $9.3 million, $12.5 million and $11.5 million, respectively.

Non Authorized Sales Allowance. Our clients are generally long-term recipients of our services and require continuous care. The majority of the services are paid for through state Medicaid programs. When we enter into an arrangement to provide services to a client, we obtain an “authorization” to provide services for a specified period of time such as a six months or one year. When an authorization expires we generally do not discontinue providing service to our clients and in some cases are prevented from doing so legally. Therefore, it is not uncommon for us to serve a client without a current authorization. In this situation we determine whether a non-authorized sales allowance is required by whether the lapse in authorization is within the documented customary business practice period that we have established for that particular payor. Once the lapse in authorization extends beyond the normal period for that payor, we adjust the non-authorized sales allowance to reserve the revenue. As of September 30, 2012, 2013 and 2014, our non-authorized sales allowance was $1.7 million, $1.8 million and $2.3 million, respectively.

Goodwill and Indefinite-lived Intangible Assets

We review goodwill and indefinite-lived intangible assets for impairment annually, as of July 1st, or whenever events or changes in circumstances indicate the carrying value of these assets may not be recoverable to determine whether any impairment exists, and, if so, the extent of such impairment. Our goodwill balance represents the difference between the purchase price of acquired businesses and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. We test goodwill at the reporting unit level, which is the same level as our operating segments. We have the option to first assess qualitative factors to determine whether further impairment testing is necessary. We have elected to bypass the qualitative assessments and proceed directly to the two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. We estimated the fair value of each of our reporting units using the income approach. The income approach is based on a discounted cash flow analysis and calculates the fair value of a reporting unit by estimating the after–tax cash flows attributable to a reporting unit and then discounting them to a present value using a risk-adjusted discount rate. In our discounted cash flow analysis, we forecasted cash flows by reporting unit for each of the next seven years and applied a long term growth rate to the final years of the forecasted cash flows to estimate terminal value. The cash flows were then discounted to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections used in the discounted cash flow analysis are based on estimates of the weighted average costs of capital of market participants relative to each respective reporting unit. If the carrying amount of the reporting unit exceeds its estimated fair value, we are required to perform the second step, or Step 2, of the goodwill impairment test to measure the amount of impairment loss. Step 2 of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill in order to determine the amount of impairment to be recognized. The implied fair value of goodwill is calculated as the difference between the fair value of the reporting unit and the estimated fair value of its assets and liabilities.

Our indefinite lived intangible assets primarily consist of trade names acquired in business combinations. For these assets, we have the option to first assess qualitative factors to determine whether further impairment testing is necessary. The Company has elected to bypass the qualitative assessments and proceed directly to the quantitative impairment test. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are established using the relief from royalty method.

The estimated fair values of our reporting units and indefinite lived intangibles are based on discounted estimated future cash flows. The discounted cash flow analysis requires significant judgment, including judgments about the appropriate discount rates and terminal values, future growth, capital expenditures and market conditions over the estimated remaining operating period. As such, actual results may differ from these estimates and lead to a revaluation of our goodwill and indefinite-lived intangible assets. If updated estimates indicate that the fair value of goodwill or any indefinite-lived intangibles is less than the carrying value of the asset, an impairment charge is recorded in the consolidated statements of operations in the period of the change in estimate.

We completed our annual impairment tests in the fourth quarter of 2014, 2013 and 2012 and determined in each of those periods that the carrying value of goodwill and indefinite-lived assets was not impaired. In fiscal 2014, the fair value of each of our reporting units was in excess of its carrying value and passed with a substantial margin, except for one reporting unit, whose fair value exceeded the carrying value by approximately $13.2 million. For this reporting unit, we performed a sensitivity analysis on our significant assumptions and determined that none of (i) a 10% reduction in projected free cash flows, (ii) a 50 basis point increase in the weighted average cost of capital or (iii) a 50 basis point reduction in terminal growth rate, individually, which we determined to be reasonable, would impact our conclusions.

Impairment of Long-Lived Assets

Intangible assets with finite lives consist of agency contracts, acquired licenses and permits and non-competition agreements and are valued according to the future cash flows they are estimated to produce. Tangible assets with finite lives consist of property and equipment, which are depreciated over their estimate useful lives. We review these long-lived assets for impairment by continually evaluating whether circumstances indicate the carrying amount of an asset may not be recoverable based on the undiscounted future cash flows of the asset. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded.

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

Stock-Based Compensation

NMH Investment, adopted an equity-based compensation plan, and issued units of limited liability company interests consisting of Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units, Class F Common Units, Class G Common Units, and Class H Common Units pursuant to such plan. The units are limited liability company interests and are available for issuance to our employees and members of the Board of Directors for incentive purposes. Compensation expense is recorded for these awards based on the estimated fair value on the grant date. Compensation expense reflects an estimate of the number of awards expected to vest and is recognized on a straight-line basis over the requisite service period or at the time it is probable that certain performance conditions will be met.

For purposes of determining the estimated fair value of these grants, management values the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as our financial performance, the values of comparable companies and the lack of marketability of our equity. We then use the option pricing method to determine the fair value of these units at the time of grant. Significant assumptions include the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. For Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units and Class F Common Units, the estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service periods of the awards. We use the historical forfeiture patterns to determine the forfeiture rate. The Class G Common Units and Class H Common Units vest upon a liquidity event and/or upon the occurrence of certain investment return conditions. We regularly assess the probability of these events occurring. At the time these events are determined to be probable, compensation expense will then be recognized in its entirety. During fiscal 2014, the Class G Units fully vested as a result of the completion of the IPO of Civitas on September 22, 2014. As a result, the company recognized $0.6 million of expense in fiscal 2014.

In connection with the IPO of Civitas, we amended the terms of the Class H Common Units so that they vest upon the earlier to occur of a sale of the Company and the achievement of a multiple of investment return threshold by Vestar and its affiliates. However, the employment agreements for the executive officers and two other individuals provide that (i) in the event that such individual’s employment is terminated due to such individual’s death or disability or (ii) the individual’s employment is terminated six months prior to or within 24 months after a sale of the Company, such individual’s unvested Class F Common Units and Class H Common Units will vest. Once vested, the holders of Class H Units are entitled to receive between 0.0% and 5.0% of the common equity value distributed by NMH Investment to its unit holders depending upon the multiple of investment achieved by Vestar and its affiliates. At the time when the vesting of these awards becomes probable, the fair value of the awards as determined on the modification date, or $7.5 million, will be expensed. Although this non-cash expense would impact our financial results in the event vesting becomes probable, it would not impact the number of shares outstanding as it would only reflect a reallocation of economic value among Vestar and the Management Investors in NMH Investment. As of September 30, 2014, no expense has been recognized for these units.

In fiscal 2014, Civitas, the Company’s indirect parent, adopted an equity-based compensation plan and issued stock-based awards including non-qualified stock options and restricted stock units. The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The Company is required to estimate future forfeitures of stock-based awards for recognition of compensation expense. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest.

The fair value of each award granted was estimated on the grant date using the Black-Scholes valuation model. Significant assumptions include the expected term in which the awards will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility. The Company has estimated volatility for the awards granted based on the historical volatility for a group of companies believed to be a representative peer group, selected based on industry and market capitalization, due to lack of sufficient historical publicly traded prices of its own common stock. The fair value of the stock options and restricted stock awards on the date of grant, less an assumed forfeiture rate of 9.3% for employee grants, will be recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods of the awards. The Company does not have a history with these types of awards, and as such, the historical forfeiture rate of the Unit Plan was used as the basis for determining the assumed forfeiture rate. The Company has not applied a forfeiture rate to the restricted awards granted to the Board of Directors as the awards vest 100% on the first anniversary of the grant date.

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

The fair value of the swap arrangements are determined based on pricing models and independent formulas using current assumptions that include swap terms, interest rates and forward LIBOR curves and our credit risk. As of September 30, 2014, the swap arrangements were expired.

Accruals for Self-Insurance

We maintain employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. Employment practices liability is fully self-insured. We record expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, employment practices liability and professional and general liability programs are based on analyses performed internally by management and for certain balances, take into account reports by independent third party actuaries.

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

Legal Contingencies

We are regularly involved in litigation and regulatory proceedings in the operation of our business. We reserve for costs related to contingencies when a loss is probable and the amount is reasonably estimable. While we believe our provision for legal contingencies is adequate, the outcome of our legal proceedings is difficult to predict, and we may settle legal claims or be subject to judgments for amounts that differ from our estimates. In addition, legal contingencies could have a material adverse impact on our results of operations in any given future reporting period. See “Risk Factors” and “Business—Legal Proceedings” for additional information.

Subsequent Events

The Company redeemed $162.0 million aggregate principal amount of the senior notes on October 17, 2014, and as of that date, $50.0 million in aggregate principal amount of senior notes remains outstanding.

On October 21, 2014, the Company increased the revolving commitment under the senior revolver by $20.0 million, on terms identical to those applicable to the existing senior revolver. The aggregate amount of the revolving commitment under the senior revolver is now $120.0 million.

On October 31, 2014, the Company acquired a company complementary to its Human Services business for aggregate consideration of $4.5 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to changes in interest rates as a result of our outstanding variable rate debt. The variable rate debt outstanding relates to the term loan and the senior revolver, which bears interest at: (i) a rate equal to the greater of (a) the prime rate, (b) the federal funds rate plus 1/2 of 1% and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points plus 2.75%; or (ii) the Eurodollar rate (subject to a LIBOR floor of 1.00%), plus 3.75%, at our option. A 1% increase in the interest rate on our floating rate debt as of September 30, 2014 would have increased cash interest expense on the floating rate debt by approximately $6.1 million per annum, without giving effect to the interest rate swap agreement discussed below.

To reduce the interest rate exposure related to our variable debt, we entered into an interest rate swap in a notional amount of $400.0 million, effective on March 31, 2011. Under the terms of the swap, as amended on October 15, 2012, we receive from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.25% per annum, and we make payments to the counterparty based on a fixed rate of 2.08% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. The swap expired on September 30, 2014. We are considering entering into a new interest rate swap or other hedging agreement, but the timing and type of instrument, notional amount and duration of any such instrument or arrangement have not yet been determined.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements required by this Item are on pages F-1 through F-36 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the President (principal executive officer) and the Chief Financial Officer (principal financial officer), to allow for timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As of September 30, 2014, the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2014.

Management’s evaluation did not include assessing the internal controls of 11 businesses that were acquired by us in purchase business combination transactions during fiscal 2014. The combined financial statements of these companies are included in our consolidated financial statements for the fiscal year ended September 30, 2014, and represented 1.5% of our total assets as of September 30, 2014 and 1.6% of our net revenue for the fiscal year ended September 30, 2014.

(c) Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2014, we continued to evaluate the transition of certain field billing and accounts receivable functions into a centralized shared services center. This centralization is expected to continue in a phased approach over the next several years. As part of this centralization, we continue to refine and optimize our billing and accounts receivable process and related system in a majority of our operations. This has affected, and will continue to affect, the processes that impact our internal control over financial reporting. We will continue to review the related controls and may take additional steps to ensure that they remain effective.

Except for the continuing centralization and optimization of our billing and accounts receivable process and related system, as well as the centralization of certain general ledger functions, there were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Intentionally omitted in accordance with General Instruction 1(2)(c) of Form 10-K.

Item 11.	Executive Compensation

Intentionally omitted in accordance with General Instruction 1(2)(c) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Intentionally omitted in accordance with General Instruction 1(2)(c) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Intentionally omitted in accordance with General Instruction 1(2)(c) of Form 10-K.

Item 14.	Principal Accounting Fees and Services

Aggregate fees for professional services rendered for us by Deloitte & Touche LLP and affiliates for the years ended September 30, 2014 and September 30, 2013, were:

	2014	2013
	(In thousands)
Audit fees (1)	$2,131	$1,190
Tax fees (2)	34	33

Total fees	$2,165	$1,223

(1)	Audit fees consist of fees paid for professional services necessary to perform an audit of the financial statements, a review of the quarterly and annual reports and statutory audits, initial public offering-related services and other services required to be performed by our independent auditors.
(2)	Tax fees primarily include professional services rendered for tax services during the fiscal year indicated.

Preapproval Policies and Procedures

The Audit Committee has preapproved all related fees and services provided by Deloitte & Touche LLP and affiliates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following consolidated financial statements on pages F-1 through F-36 are filed as part of this report.

•	Consolidated Balance Sheets as of September 30, 2014 and 2013;

•	Consolidated Statements of Operations for the years ended September 30, 2014, 2013 and 2012;

•	Consolidated Statements of Comprehensive Loss for the years ended September 30, 2014, 2013 and 2012;

•	Consolidated Statements of Stockholder’s Equity (Deficit) for the years ended September 30, 2014, 2013 and 2012; and

•	Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2013 and 2012.

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

NATIONAL MENTOR HOLDINGS, INC.

By:	/s/ Bruce F. Nardella
Bruce F. Nardella
Its: Chief Executive Officer

Date: December 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of December 17, 2014 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Bruce F. Nardella	Chief Executive Officer
Bruce F. Nardella	(principal executive officer) and Director

/s/ Denis M. Holler	Chief Financial Officer and Treasurer
Denis M. Holler	(principal financial officer and principal accounting officer)

/s/ Edward M. Murphy	Executive Chair and Director
Edward M. Murphy

/s/ Chris A. Durbin	Director
Chris A. Durbin

/s/ James L. Elrod, Jr.	Director
James L. Elrod, Jr.

/s/ Patrick M. Gray	Director
Patrick M. Gray

/s/ Pamela F. Lenehan	Director
Pamela F. Lenehan

/s/ Kevin A. Mundt	Director
Kevin A. Mundt

/s/ Guy Sansone	Director
Guy Sansone

/s/ Gregory T. Torres	Director
Gregory T. Torres

EXHIBIT INDEX

Exhibit No.	Description

2.1¥	Merger Agreement between National MENTOR Holdings, Inc., NMH Holdings, LLC, and NMH MergerSub Inc., dated as of March 22, 2006.	Incorporated by reference to Exhibit 2.1 of National Mentor Holdings, Inc. Form S-4 Registration Statement (Registration No. 333-138362) filed on November 1, 2006

3.1	Amended and Restated Certificate of Incorporation of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ending March 31, 2007 (the “March 2007 10-Q”)

3.2	By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.2 of the Form 10-K for the fiscal year ended September 30, 2013

3.3	Amendment No. 1 to By-Laws of National Mentor Holdings, Inc.	Incorporated by reference to Exhibit 3.3 of the Form 10-K for the fiscal year ended September 30, 2013

4.1	Indenture, dated as of February 9, 2011, among National Mentor Holdings, Inc., the subsidiary guarantors named therein, and Wells Fargo, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of National Mentor Holdings, Inc. Current Report on Form 8-K filed on February 10, 2011 (the “February 10, 2011 8- K”)

4.2	Form of 12.50% Senior Note due 2018 (attached as exhibit to Exhibit 4.1).	Incorporated by reference to Exhibit 4.2

4.3	Supplemental Indenture of REM East, LLC dated August 14, 2012.	Incorporated by reference to Exhibit 4.3 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2012

4.4	Supplemental Indenture of Illinois Mentor Community Services, LLC dated December 27, 2012	Incorporated by reference to Exhibit 4.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2012

4.5	Supplemental Indenture of REM Occazio, LLC dated February 18, 2014.	Incorporated by reference to Civitas Solutions, Inc. Form S-1 Registration Statement (Registration No. 333-196281) filed on May 27, 2014.

4.6	Supplemental Indenture of Adult Day Health, Inc. dated August 24, 2014	Filed herewith

10.1#	Credit Agreement, dated as of January 31, 2014, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, the several lenders from time to time party thereto, Barclays Bank PLC, as administrative agent, Goldman Sachs Bank USA, as syndication agent, Jefferies Finance LLC and UBS Securities LLC, as co documentation agents, and Barclays Bank PLC, Goldman Sachs Bank USA, Jefferies Finance LLC and UBS Securities LLC, as joint lead arrangers and joint bookrunners.	Incorporated by reference to Exhibit 10.4 of the National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended March 31, 2014 (the “March 2014 10-Q”)

10.2	Guarantee and Security Agreement, dated as of January 31, 2014, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc., as borrower, certain subsidiaries of National Mentor Holdings, Inc., as subsidiary guarantors, and Barclays Bank, PLC, as administrative agent.	Incorporated by reference to Exhibit 10.5 of the March 2014 10-Q

Exhibit No.	Description

10.3	Amendment No. 1 to the Credit Agreement dated September 8, 2014 among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lender party thereto and Barclays Bank PLC, as administrative agent, swingline lender and issuing bank.	Filed herewith

10.4	Amendment No. 2 to the to the Credit Agreement dated as of October 21, 2014, among NMH Holdings, LLC, as parent guarantor, National Mentor Holdings, Inc. as borrower, certain subsidiaries of National Mentor Holdings, Inc. party thereto, as guarantors, the lender party thereto and Barclays Bank PLC, as administrative agent, swingline lender and issuing bank	Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on October 23, 2014

10.5	Management Agreement, dated as of February 9, 2011, among National Mentor Holdings, Inc., National Mentor Holdings, LLC, NMH Investment, LLC, Civitas Solutions, Inc., NMH Holdings, LLC and Vestar Capital Partners	Incorporated by reference to Exhibit 10.3 of the February 10, 2011 8-K

10.6*	Amended and Restated Employment Agreement, dated June 29, 2006, between National Mentor Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.5 of the S-4

10.7*	First Amendment to Amended and Restated Employment Agreement dated December 31, 2008 between National Mentor Holdings, Inc. and Gregory Torres.	Incorporated by reference to Exhibit 10.2 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended December 31, 2008 (the “December 2008 10-Q”)

10.8*	Amended and Restated Employment Agreement dated December 30, 2008, between National Mentor Holdings, Inc. and Edward Murphy.	Incorporated by reference to Exhibit 10.3 of the December 2008 10-Q

10.9	Form of Amended and Restated Severance and Noncompetition Agreement.	Incorporated by reference to Exhibit 10.1 of the December 2008 10-Q

10.10	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Third Amendment and Restatement Adopted Effective as of December 4, 2009	Incorporated by reference to Exhibit 10.11 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2009 (the “2009 10-K”)

10.11	National Mentor Holdings, LLC Executive Deferred Compensation Plan, Fourth Amendment and Restatement Adopted December 27, 2011, Effective as of January 1, 2011.	Incorporated by reference to Exhibit 10.8.1 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2011

10.12	National Mentor Holdings, LLC Executive Deferral Plan, Second Amendment and Restatement Adopted June 17, 2009 and Effective as of January 1, 2009.	Incorporated by reference to Exhibit 10.13 of the 2009 10-K

10.13	NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.17 of National Mentor Holdings, Inc. Form S-4/A Amendment No. 1 to the Registration Statement (Registration No. 333-138362) filed on January 12, 2007 (the “S-4/A”)

Exhibit No.	Description

10.14	Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2008

10.15	Second Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.6 of the March 2011 10-Q

10.16	Third Amendment to NMH Investment, LLC Amended and Restated 2006 Unit Plan.	Incorporated by reference to Exhibit 10.1 of National Mentor Holdings, Inc. Form 10-Q for the quarterly period ended June 30, 2012 (the “June 2012 10-Q”)

10.17	Form of Management Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.15 of the S-4/A

10.18	Form of Amendment to Management Unit Subscription Agreement	Incorporated by reference to Exhibit 10.19 of the 2009 10-K

10.19	Form of Management Unit Subscription Agreement (Series 1 Class F Common Units).	Incorporated by reference to Exhibit 10.7 of the March 2011 10-Q

10.20	Form of Management Unit Subscription Agreement (Class G Common Units).	Incorporated by reference to Exhibit 10.2 of the June 2012 10-Q

10.21	Form of Management Unit Subscription Agreement (Class H Common Units).	Incorporated by reference to Exhibit 10.3 of the June 2012 10-Q

10.22	Form of Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.13 of National Mentor Holdings, Inc. Form 10-K for the fiscal year ended September 30, 2008

10.23	Form of Amendment to Director Unit Subscription Agreement.	Incorporated by reference to Exhibit 10.21 of the 2009 10-K

10.24	Form of Amended and Restated Indemnification Agreement.*	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration (Registration No. 333-196281) filed on August 27, 2014

10.25	Termination of Amended and Restated Employment Agreement, effective as of January 1, 2014, by and between Gregory Torres and National Mentor Holdings, Inc.*	Incorporated by reference to Exhibit 10.28 of National Mentor Holdings, Inc. Form 10-K filed December 18, 2013

10.26	Second Amended and Restated Employment Agreement, effective as of January 1, 2014 by and between Edward M. Murphy and National Mentor Holdings, Inc.*	Incorporated by reference to Exhibit 10.29 of National Mentor Holdings, Inc. Form 10-K filed December 18, 2013

10.27	Employment Agreement, effective as of January 1, 2014, by and between Bruce F. Nardella and National Holdings, Inc.*	Incorporated by reference to Exhibit 10.30 of National Mentor Holdings, Inc. Form 10-K filed December 18, 2013

10.28	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Fourth Amendment and Restatement dated December 16, 2013 and effective October 1, 2013.	Incorporated by reference to Exhibit 10.31 of National Mentor Holdings, Inc. Form 10-K filed December 18, 2013

10.29	Civitas Solutions, Inc. 2014 Omnibus Incentive Plan.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration Statement (Registration No. 333-196281) filed on August 27, 2014

Exhibit No.	Description

10.30	Form of Management Unit Subscription Agreement (Series 2 Class F Common Units).	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.31	Exhibit A to National Mentor Holdings, LLC Executive Deferred Compensation Plan effective as of January 1, 2014.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.32	Exhibit A to National Mentor Holdings, LLC Executive Deferred Compensation Plan effective as of July 1, 2014.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-196281) filed on July 16, 2014.

10.33	Form of Registration Rights Agreement by and between Civitas Solutions, Inc. and NMH Investment, LLC	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 3 to Form S-1 Registration (Registration No. 333-196281) filed on August 27, 2014

10.34	Amendment to Form of Management Unit Subscription Agreement (Class H Common Units)	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.35	Amendment to Form of Management Unit Subscription Agreement (Class H Common Units)	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.36	Form of Restricted Stock Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.37	Form of Restricted Stock Unit Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.38	Form of Nonqualified Stock Option Agreement Under the Civitas Solutions, Inc. 2014 Omnibus Incentive Plan	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.39*	Amended and Restated Employment Agreement by and between Bruce F. Nardella and Civitas Solutions, Inc.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.40*	Third Amended and Restated Employment by and between Edward M. Murphy and Civitas Solutions, Inc.	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.41*	Form of Employment Agreement for executive officers other than Mr. Nardella and Mr. Murphy	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.42	Form of NMH Investment, LLC Second Amended and Restated 2006 Unit Plan	Incorporated by reference to Civitas Solutions, Inc. Amendment No. 4 to Form S-1 Registration Statement (Registration No. 333-196281) filed on September 3, 2014

10.43*	The MENTOR Network Human Services and Corporate Management Incentive Compensation Plan, Fifth Amendment and Restatement dated December 16, 2014 and effective as of October 1, 2014.	Filed herewith

Exhibit No.	Description

21.1	Subsidiaries	Filed herewith

31.1	Certification of principal executive officer	Filed herewith

31.2	Certification of principal financial officer	Filed herewith

32	Certifications furnished pursuant to 18 U.S.C. Section 1350.	Filed herewith

101	Interactive Data Files	Filed herewith

*	Management contract or compensatory plan or arrangement
¥	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
#	Indicates confidential portions have been omitted pursuant to a request for confidential treatment filed separately with SEC, which has been granted.

National Mentor Holdings, Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

National Mentor Holdings, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of National Mentor Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholder’s equity (deficit), and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National Mentor Holdings, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts

December 17, 2014

National Mentor Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except share and per share amounts)

	September 30,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$196,022	$19,315
Restricted cash	1,944	807
Accounts receivable, net of allowances of $11,491 and $12,494 at September 30, 2014 and 2013, respectively	141,376	144,954
Deferred tax assets, net	18,176	18,424
Prepaid expenses and other current assets	15,265	17,771

Total current assets	372,783	201,271
Property and equipment, net	159,486	153,635
Intangible assets, net	327,726	336,191
Goodwill	257,730	235,623
Restricted cash	50,000	50,000
Other assets	39,258	43,652

Total assets	$1,206,983	$1,020,372

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	22,350	26,568
Accrued payroll and related costs	84,176	65,340
Other accrued liabilities	48,963	45,066
Obligations under capital lease, current	451	430
Current portion of long-term debt	168,000	5,600

Total current liabilities	323,940	143,004
Other long-term liabilities	69,314	68,936
Deferred tax liabilities, net	70,841	83,235
Obligations under capital lease, less current portion	6,058	6,509
Long-term debt, less current portion	635,195	779,519
Commitments and contingencies (Notes 14, 15 and 16)
Stockholder’s Equity (Deficit)
Common stock, $0.01 par value; 1,000 shares authorized; and 100 shares issued and outstanding at September 30, 2014 and 2013, respectively	—	—
Additional paid-in capital	216,917	33,929
Accumulated other comprehensive loss	—	(1,880)
Accumulated deficit	(115,282)	(92,880)

Total stockholder’s equity (deficit)	101,635	(60,831)

Total liabilities and stockholder’s equity (deficit)	$1,206,983	$1,020,372

See accompanying notes to these consolidated financial statements.

National Mentor Holdings, Inc.

Consolidated Statements of Operations

(Amounts in thousands)

	Year Ended September 30,
	2014	2013	2012
Net revenue	$1,255,838	$1,182,509	$1,107,351
Cost of revenue (exclusive of depreciation expense shown separately below)	983,043	921,618	861,691
Operating expenses:
General and administrative	144,304	145,184	139,630
Depreciation and amortization	67,488	63,573	59,987

Total operating expenses	211,792	208,757	199,617

Income from operations	61,003	52,134	46,043
Other income (expense):
Management fee of related party	(9,488)	(1,359)	(1,325)
Other income, net	191	911	2
Extinguishment of debt	(14,699)	—	—
Interest income	183	135	328
Interest expense	(69,348)	(78,075)	(79,445)

Loss from continuing operations before income taxes	(32,158)	(26,254)	(34,397)
Benefit for income taxes	(11,138)	(9,942)	(19,772)

Loss from continuing operations	(21,020)	(16,312)	(14,625)
(Loss) gain from discontinued operations, net of tax expense (benefit) for the fiscal year ended September 30, 2014, 2013 and 2012 of ($877), ($1,260) and $155	(1,382)	(1,984)	245

Net loss	$(22,402)	$(18,296)	$(14,380)

See accompanying notes to these consolidated financial statements.

National Mentor Holdings, Inc.

Consolidated Statements of Comprehensive Loss

(Amounts in thousands)

	Year Ended September 30,
	2014	2013	2012
Net loss	$(22,402)	$(18,296)	$(14,380)
Other comprehensive gain, net of tax:
Unrealized gains on derivative instrument classified as cash flow hedge net of tax for the fiscal year ended September 30, 2014, 2013 and 2012 of $310, $1,027, and $447	466	1,478	659

Reclassification adjustments for gains on derivative instruments included in net income, net of tax for the fiscal year ended September 30, 2014 of $942	1,414	—	—

Comprehensive loss	$(20,522)	$(16,818)	$(13,721)

See accompanying notes to these consolidated financial statements.

National Mentor Holdings, Inc.

Consolidated Statements of Stockholder’s Equity (Deficit)

(Amounts in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance at September 30, 2011	100	$—	$33,098	$(4,017)	$(60,204)	$(31,123)
Other comprehensive income, net of tax	—	—	—	659	—	659
Stock-based compensation	—	—	672	—	—	672
Dividend to parent	—	—	(75)	—	—	(75)
Net loss	—	—	—	—	(14,380)	(14,380)

Balance at September 30, 2012	100	—	33,695	(3,358)	(74,584)	(44,247)
Other comprehensive income, net of tax	—	—	—	1,478	—	1,478
Stock-based compensation	—	—	273	—	—	273
Dividend to parent	—	—	(39)	—	—	(39)
Net loss	—	—	—	—	(18,296)	(18,296)

Balance at September 30, 2013	100	—	33,929	(1,880)	(92,880)	(60,831)
Parent capital contribution	—	—	182,203	—	—	182,203
Other comprehensive income, net of tax	—	—	—	1,880	—	1,880
Stock-based compensation	—	—	895	—	—	895
Dividend to parent	—	—	(110)	—	—	(110)
Net loss	—	—	—	—	(22,402)	(22,402)

Balance at September 30, 2014	100	$—	$216,917	$—	$(115,282)	$101,635

See accompanying notes to these consolidated financial statements.

National Mentor Holdings, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended September 30,
	2014	2013	2012
Cash Flows from operating activities:
Net loss	$(22,402)	$(18,296)	$(14,380)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable allowances	20,392	18,286	12,902
Depreciation	28,742	25,753	24,118
Amortization of intangible assets	37,953	37,600	36,885
Amortization and write-off of original issue discount and initial purchasers discount	7,101	2,946	2,956
Amortization and write-off of financing costs	10,523	2,851	2,395
Stock-based compensation	895	273	672
Deferred income taxes	(13,396)	(12,212)	(14,561)
Gain on changes in derivative fair value	(33)	—	—
Loss on disposal of assets	385	165	283
Non-cash impairment charge	3,605	6,344	955
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(16,815)	(9,249)	(33,092)
Other assets	4,441	553	(1,699)
Accounts payable	(4,279)	(5,930)	5,961
Accrued payroll and related costs	18,836	5,330	3,324
Other accrued liabilities	8,722	(2,719)	6,562
Other long-term liabilities	(754)	4,043	(4,030)

Net cash provided by operating activities	83,916	55,738	29,251
Cash Flows from investing activities:
Cash paid for acquisitions, net of cash received	(53,699)	(9,275)	(16,544)
Purchases of property and equipment	(35,295)	(31,901)	(29,995)
Changes in restricted cash	(1,137)	327	(198)
Proceeds from sale of assets	1,207	1,472	4,075

Net cash used in investing activities	(88,924)	(39,377)	(42,662)
Cash Flows from financing activities:
Issuance of long term-debt, net of original issue discount	598,500	30,000	—
Repayments of long-term debt	(587,525)	(5,525)	(5,300)
Proceeds from borrowings under senior revolver	9,300	469,400	679,200
Repayments of borrowings under senior revolver	(9,300)	(488,400)	(660,200)
Repayments of capital lease obligations	(430)	(434)	(399)
Dividend to parent	(110)	(39)	(75)
Payments of financing costs	(10,923)	(2,048)	(78)
Parent capital contribution	182,203	—	—

Net cash provided by financing activities	181,715	2,954	13,148
Net increase (decrease) in cash and cash equivalents	176,707	19,315	(263)
Cash and cash equivalents at beginning of period	19,315	—	263

Cash and cash equivalents at end of period	$196,022	$19,315	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$64,155	$71,670	$73,110
Cash paid for income taxes, net	$1,051	$1,665	$441
Supplemental disclosure of non-cash investing activities:
Accrued contingent consideration	$2,400	$—	$—
Accrued property, plant and equipment	$966	$919	$2,093
Supplemental disclosure of non-cash financing activities:
Capital lease obligation incurred to acquire assets	$—	$—	$2,434

See accompanying notes to these consolidated financial statements.

National Mentor Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

1. Basis of Presentation

National Mentor Holdings, Inc. is an indirect, wholly-owned subsidiary of Civitas Solutions, Inc. (“Civitas”). Civitas is a subsidiary of NMH Investment, LLC (“NMH Investment”), which was formed in connection with the acquisition of our business by affiliates of Vestar Capital Partners (“Vestar”) in 2006. The equity interests of NMH Investment are owned by Vestar and certain of our executive officers and directors and other members of management. On September 22, 2014, Civitas completed an initial public offering (the “IPO”) of its common stock and became a reporting company under the Securities Exchange Act of 1934, as amended.

National Mentor Holdings, Inc., through its wholly-owned subsidiaries (collectively, the “Company”), is a leading provider of home- and community-based health and human services to adults and children with intellectual and/or developmental disabilities, acquired brain injury and other catastrophic injuries and illnesses; and to youth with emotional, behavioral and/or medically complex challenges. Since the Company’s founding in 1980, the Company’s operations have grown to 36 states. The Company provides residential services to over 12,600 clients, some of whom also receive periodic services, and more than 16,500 clients receive periodic services from the Company in non-residential settings.

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

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments and methodologies. Actual results could differ from these estimates under different assumptions or conditions.

These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Fair Value Measurements

The accounting standard for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires detailed disclosures about fair value measurements. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect certain market assumptions. This standard classifies these inputs into the following hierarchy:

Level 1 Inputs - Quoted prices for identical instruments in active markets.

Level 2 Inputs - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs - Instruments with primarily unobservable value drivers.

The fair value hierarchy level is determined by asset class based on the lowest level of significant input. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified between levels. During the year ended September 30, 2014, there were no transfers between levels.

The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses, self-insurance assets and liabilities and variable rate debt approximate their fair value.

Cash Equivalents

The Company considers short-term investments with maturity dates of 90 days or less at the date of purchase to be cash equivalents. Cash equivalents primarily consist of money market funds and the carrying value of cash equivalents approximates fair value.

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

Cost of Revenue

The Company classifies expenses directly related to providing services as cost of revenue, except for depreciation and amortization related to cost of revenue, which are shown separately in the consolidated statements of operations. Direct costs and expenses principally include salaries and benefits for service provider employees, per diem payments to independently contracted host-home caregivers (“Mentors”), residential occupancy expenses, which are primarily comprised of rent and utilities related to facilities providing direct care, certain client expenses such as food and medicine and transportation costs for clients requiring services, professional and general liability expense, employment practices liability expense and workers’ compensation expense.

Property and Equipment

Property and equipment are recorded at cost and are depreciated when placed into service using a straight-line method, based on their estimated useful lives as follows:

Asset Description	Estimated Useful Life
(in years)
Land	Indefinite
Building	30
Leasehold Improvements	Not to exceed 7 years or length of lease
Vehicles	5
Computer hardware ad software	3
Furniture, fixtures and equipment	3-5

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

Internal use software development costs of $1.5 million have been capitalized for the year ended September 30, 2014. The capitalized amounts were included as part of construction in progress on the consolidated balance sheets in property and equipment. Because the Company believes that the project is not substantially complete and ready for its intended use, no amortization expense has been recorded to date.

Accounts Receivable

Accounts receivable primarily consist of amounts due from government agencies, not-for-profit providers and commercial insurance companies. An estimated allowance for doubtful accounts is recorded to the extent it is probable that a portion or all of a particular account will not be collected. In evaluating the collectability of accounts receivable, the Company considers a number of factors, including payment trends in individual states, age of the accounts and the status of ongoing disputes with third party payors. Complex rules and regulations regarding billing and timely filing requirements in various states are also a factor in our assessment of the collectability of accounts receivable. Actual collections of accounts receivable in subsequent periods may require changes in the estimated allowance for doubtful accounts. Changes in these estimates are charged or credited to revenue as a contractual allowance in the consolidated statements of operations in the period of the change in estimate.

Goodwill and Indefinite-lived Intangible Assets

The Company reviews costs of purchased businesses in excess of the fair value of net assets acquired (goodwill), and indefinite-lived intangible assets for impairment at least annually, unless significant changes in circumstances indicate a potential impairment may have occurred sooner. The Company conducts its annual impairment test for both goodwill and indefinite-lived intangible assets on July 1st of each year.

The Company is required to test goodwill on a reporting unit basis, of which there are two for each of the Company’s reporting segments. The Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. The Company has elected to bypass the qualitative assessments and proceed directly to the two-step impairment test. The first step is to compare the fair value of the reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value then the second step of the goodwill impairment test is performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill in order to determine the amount of impairment to be recognized. The excess of the carrying value of goodwill above the implied goodwill, if any, would be recognized as an impairment charge. Fair values are established using the discounted cash flow method.

For its indefinite-lived intangible assets, the Company has the option to first assess qualitative factors to determine whether further impairment testing is necessary. The Company has elected to bypass the qualitative assessments and proceed directly to the quantitative impairment test. The impairment test for indefinite-lived intangible assets requires the determination of the fair value of the intangible asset. If the fair value of the indefinite-lived intangible asset is less than its carrying value, an impairment loss is recognized in an amount equal to the difference. Fair values are established using the relief from royalty method.

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

The Company, from time to time, enters into interest rate swap agreements to hedge against variability in cash flows resulting from fluctuations in the benchmark interest rate, which is LIBOR, on the Company’s debt. These agreements involve the exchange of variable interest rates for fixed interest rates over the life of the swap agreement without an exchange of the notional amount upon which the payments are based. On a quarterly basis, the differential to be received or paid as interest rates change is accrued and recognized as an adjustment to interest expense in the accompanying consolidated statement of operations. In addition, on a quarterly basis, the mark to market valuation is recorded as an adjustment to gain (loss) on derivative within the consolidated statements of comprehensive income (loss). The related amount receivable from or payable to counterparties is included as an asset or liability, respectively, in the Company’s consolidated balance sheets.

Stock-Based Compensation

NMH Investment adopted an equity-based compensation plan in 2006, and from time to time it has issued units of limited liability company interests pursuant to such plan, consisting of Class B Units, Class C Units, Class D Units, Class E Units, Class F Units, Class G Units and Class H Units. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. For purposes of determining the compensation expense associated with these grants, management values the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the Company’s financial performance, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then uses the option pricing method to determine the fair value of these units at the time of grant using valuation assumptions consisting of the expected term in which the units will be realized; a risk-free interest rate equal to the U.S. federal treasury bond rate consistent with the term assumption; expected dividend yield, for which there is none; and expected volatility based on the historical data of equity instruments of comparable companies. For Class B Units, Class C Units, Class D Units, Class E Units and Class F Units, the estimated fair value of the units, less an assumed forfeiture rate, is recognized in expense on a straight-line basis over the requisite service periods of the awards. The Class G Units and Class H Units vest upon a liquidity event and/or upon the occurrence of certain investment return conditions, for which the compensation expense will then be recognized in its entirety when probable.

In fiscal 2014, Civitas adopted an equity-based compensation plan and issued stock-based awards including non-qualified stock options and restricted stock units. The Company recognizes the fair value of stock-based compensation expense over the requisite service period of the individual grantee, which equals the vesting period. The Company is required to estimate future forfeitures of stock-based awards for recognition of compensation expense. The Company will record additional expense if the actual forfeitures are lower than estimated and will record a recovery of prior recognized expense if the actual forfeitures are higher than estimated. The actual expense recognized over the vesting period will only be for those awards that vest.

Accruals for Self-Insurance

The Company maintains employment practices liability, professional and general liability, workers’ compensation, automobile liability and health insurance with policies that include self-insured retentions. Employment practices liability is fully self-insured. The Company records expenses related to claims on an incurred basis, which includes estimates of fully developed losses for both reported and unreported claims. The accruals for the health, workers’ compensation, automobile, employment practices liability and professional and general liability programs are based on analyses performed internally by management and for certain balances, take into account reports by independent third party actuaries. Accruals relating to prior periods are periodically re-evaluated and increased or decreased based on new information.

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

Legal Contingencies

The Company reserves for costs related to contingencies when a loss is probable and the amount is reasonably estimable or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of loss will exceed the recorded provision. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation and may revise its estimates. These revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

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

Subsequent Events

The Company considers events or transactions that have occurred after the balance sheet date of September 30, 2014, but prior to the filing of the financial statements with the Securities and Exchange Commission, or SEC, to provide additional evidence relative to certain estimates or to identify matters that require additional recognition or disclosure. Subsequent events have been evaluated through the filing of the financial statements accompanying this Annual Report on Form 10-K.

3. Recent Accounting Pronouncements

Technical Corrections and Improvements — In October 2012, the FASB issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update were effective for the Company beginning in the first quarter of the fiscal year ended September 30, 2014. This adoption did not have a material impact on the Company’s consolidated financial statements.

Technical Corrections and Improvements Related to Glossary Terms – In March 2014, the FASB issued Accounting Standards Update No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms (“ASU 2014-06”). The amendments in this update relate to glossary terms and cover a wide range of Topics in the Codification. The amendments in this update were effective for the Company beginning in the second quarter of the fiscal year ended September 30, 2014. This adoption did not have a material impact on the Company’s consolidated financial statements.

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

Reporting Discontinued Operations—In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, and changes the criteria and enhances disclosures for reporting discontinued operations. The pronouncement is to be applied prospectively, and is effective for the first quarter of fiscal year ending September 30, 2015. It is expected that the adoption will significantly limit the classification of future disposals of components as discontinued operations.

Revenue from Contracts with Customers— In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method.

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

Fiscal 2014 Acquisitions

During the fiscal year ended September 30, 2014, the Company acquired eleven companies complementary to its business for a total fair value consideration of $56.1 million.

Show-Me Health Care, Inc. (“Show-Me Health Care”). On November 29, 2013, the Company acquired the assets of Show-Me Health Care for $1.2 million. Show-Me Health Care is located in Missouri and provides community-based supportive living services to individuals with developmental disabilities. As a result of this acquisition, the Company recorded $0.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.9 million of intangible assets which included $0.7 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of licenses and permits with a weighted average useful life of 10 years, and $14 thousand of non-compete/non-solicit agreement with a useful life of 5 years.

Occazio, Inc. (“Occazio”). On January 2, 2014, the Company acquired the assets of Occazio for $5.5 million. Occazio is located in Indiana and provides residential, home care and home health care services to consumers with intellectual and/or developmental disabilities. As a result of this acquisition, the Company recorded $1.4 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $3.9 million of intangible assets which included $2.9 million of agency contracts with a weighted average useful life of 12 years, $0.7 million of licenses and permits with a weighted average useful life of 10 years, $0.2 million trade name with a useful life of 5 years, and $24 thousand of non-compete/non-solicit agreement with a useful life of 5 years. In addition, the Company acquired total tangible assets of $0.2 million.

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

Tender Loving Care Metro, LLC (“Tender Loving Care”). On April 7, 2014, the Company acquired the assets of Tender Loving Care for $3.0 million. Tender Loving Care is located in Minnesota and provides residential and related services to adults with intellectual and/or developmental disabilities. As a result of this acquisition, the Company recorded $0.5 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $2.4 million of intangible assets which included $2.0 million of agency contracts with a weighted average useful life of 12 years, $0.3 million of licenses and permits with a weighted average useful life of 10 years, and $0.1 million of non-compete/non-solicit agreement with a useful life of 5 years.

AmeriServe International of Arizona, Inc. (“AmeriServe”). On June 30, 2014, the Company acquired the assets of AmeriServe for $0.4 million. AmeriServe is located in Arizona and provides group home services, day program services and related services to individuals with developmental disabilities. As a result of this acquisition, the Company recorded $0.1 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.3 million of intangible assets which included $0.2 million of agency contracts with a weighted average useful life of 12 years, $39 thousand of licenses and permits with a weighted average useful life of 10 years, and $12 thousand of non-compete/non-solicit agreement with a useful life of 5 years.

G&D Alternative Living, Inc. (“G&D”). On June 30, 2014, the Company acquired the assets of G&D for $1.5 million. G&D is located in Ohio and provides group home services, day program services and related services to individuals with developmental disabilities. As a result of this acquisition, the Company recorded $0.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $1.1 million of intangible assets which included $0.9 million of agency contracts with a weighted average useful life of 12 years, $0.2 million of licenses and permits with a weighted average useful life of 10 years, and $6 thousand of non-compete/non-solicit agreement with a useful life of 5 years.

Life by Design, Inc. (“Life by Design”). On July 23, 2014, the Company acquired the assets of Life by Design for $2.1 million. Life by Design is located in Minnesota and provides supported living and related services to individuals with developmental disabilities. Based on the estimated fair values of the assets acquired at the date of acquisition, the Company recorded $0.4 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $1.7 million of intangible assets which included $1.3 million of agency contracts with a weighted average useful life of 12 years, $0.3 million of licenses and permits with a weighted average useful life of 10 years, and $33 thousand of non-compete/non-solicit agreement with a useful life of 5 years.

Mass Adult Day Health Alliance (“Adult Day Health”). On September 8, 2014, the Company acquired Adult Day Health for consideration of $37.1 million, including $2.4 million of contingent consideration. Adult Day Health is located in Massachusetts and operates eight adult day health facilities in the Boston area and provides outpatient, center-based services that provide health, therapeutic and social support to elders in a group environment. Based on the estimated fair values of the net assets acquired at the date of acquisition, the Company recorded $18.0 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $18.1 million of intangible assets which included $12.4 million of agency contracts with a weighted average useful life of 12 years, $0.7 million of licenses and permits with a weighted average useful life of 10 years, $3.4 million trade name with an indefinite useful life, and $1.6 million of non-compete/non-solicit agreements with a useful life of 5 years. In addition, the Company acquired total tangible assets of $1.4 million.

The purchase price allocation for Adult Day Health has been prepared on a preliminary basis and is subject to change as additional information becomes available concerning the fair value of the intangible assets acquired. Any adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from September 8, 2014, the acquisition date.

Other Acquisitions. During fiscal 2014, the Company acquired the assets of Rose View Group Home, LLC, Multi-Dimensional Services and Supports, Inc. and Residential CRF, Inc. All three of these acquisitions are in the business of providing group home and related services to individuals with developmental disabilities and are included in our Human Services segment. Total cash consideration for these companies was $0.4 million of which $0.1 million was recorded to goodwill and $0.3 million was recorded to intangible assets.

The following table summarizes the recognized amounts of identifiable assets acquired assumed at the date of the acquisition:

(in thousands)	Identifiable intangible assets	Property and equipment	Total identifiable net assets	Goodwill
Show-Me Health Care	895	9	904	336
Occazio	3,863	216	4,079	1,421
Ann Arbor	3,801	50	3,851	972
Tender Loving Care	2,396	16	2,412	538
AmeriServe	288	43	331	69
G&D	1,086	102	1,188	312
Life by Design	1,651	16	1,667	433
Adult Day Health	18,100	1,081	19,181	17,969
Other Acquisitions	272	106	378	57

Total	$32,352	$1,639	$33,991	$22,107

Pro forma Results of Operations

The unaudited pro forma results of operations provided below for fiscal 2014 and 2013 are presented as though acquisitions made during fiscal 2014 had occurred at the beginning of the periods presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The Company has determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

(in thousands)	Year Ended September 30, 2014	Year Ended September 30, 2013

Net revenue	$1,286,173	$1,232,279
Income from operations	66,695	61,077

Fiscal 2013 Acquisitions

During the fiscal year ended September 30, 2013, the Company acquired three companies complementary to its business for total fair value consideration of $9.3 million.

Beyond Abilities. On September 20, 2013, the Company acquired the assets of Beyond Abilities for $4.4 million. Beyond Abilities is located in Wisconsin and provides residential and support services to individuals with cognitive disabilities and challenging behaviors. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.1 million of tangible assets and $3.0 million of intangible assets, which included $1.5 million of agency contracts with a weighted average useful life of 12 years, $0.9 million of non-compete/non-solicit agreement with a useful life of 5 years, and $0.6 million of licenses and permits with a weighted average useful life of 10 years.

Community Links. On August 30, 2013, the Company acquired the assets of Community Links for $4.4 million. Community Links is located in Michigan and provides comprehensive supportive services to adults with traumatic brain injury. As a result of this acquisition, the Company recorded $1.3 million of goodwill in the Post-Acute Specialty Rehabilitation Services segment, which is expected to be deductible for tax purposes. The Company acquired $3.1 million of intangible assets which primarily included $3.0 million of agency contracts with a weighted average useful life of 12 years. The remaining purchase price was allocated to tangible assets.

Carolina Autism. On November 1, 2012, the Company acquired the assets of Carolina Autism for $0.5 million. Carolina Autism is located in South Carolina and provides group home services, behavioral services and related services primarily to individuals diagnosed with autism and pervasive development disorders. As a result of this acquisition, the Company recorded $14 thousand of goodwill in the Human Services segment, which is expected to be deductible for tax purposes. The Company acquired $0.4 million of intangible assets which included $0.2 million of licenses and permits with a weighted average useful life of 10 years, $0.1 million of non-complete/non-solicit agreement with a useful life of 5 years and $0.1 million of agency contracts with a weighted average useful life of 12 years. The remaining purchase price was allocated to tangible assets.

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	Identifiable intangible assets	Other Assets, current and long term	Property and equipment	Total identifiable net assets	Goodwill
Beyond Abilities	$2,984	$—	$136	$3,120	$1,280
Community Links	3,078	16	46	3,140	1,260
Carolina Autism	420	2	39	461	14

Total	$6,482	$18	$221	$6,721	$2,554

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

The following table summarizes the recognized amounts of identifiable assets acquired and liabilities assumed at the date of the acquisition:

(in thousands)	Identifiable intangible assets	Other Assets, current and long term	Property and equipment	Total identifiable net assets	Goodwill
Families Together	$2,102	$—	$6	$2,108	$892
SCVP	291	—	5	296	154
Copper Family	1,836	—	116	1,952	687
Alpha Group	1,927	—	288	2,215	85
Radical Rehab	6,340	41	62	6,443	1,557
Other Acquisitions	89	—	20	109	46

Total	$12,585	$41	$497	$13,123	$3,421

Pro forma Results of Operations

The unaudited pro forma results of operations provided below for fiscal 2013 and 2012 are presented as though acquisitions made during fiscal 2013 and 2012 had occurred at the beginning of the periods presented. The pro forma information presented below does not intend to indicate what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the earliest period presented nor does it intend to be a projection of the impact on future results or trends. The Company has determined that the presentation of the results of operations for each of these acquisitions, from the date of acquisition, is impracticable due to the integration of the operations upon acquisition.

(in thousands)	Year Ended September 30, 2013	Year Ended September 30, 2012
Net revenue	$1,192,664	$1,128,972
Income from operations	54,401	49,564

5. Discontinued Operations

REM Connecticut

During the fourth quarter of fiscal 2014, the Company notified the State of Connecticut of its intention to stop providing services under existing contracts due to rate cuts and a change in state policy. The effective transition of the Company’s programs is expected to be completed in the first quarter of fiscal 2015. REM Connecticut was included in the Human Services segment and the results of the operations are presented as discontinued operations in the consolidated statements of operations and the prior periods have been reclassified. Loss from discontinued operations for REM Connecticut for fiscal 2014 included impairment charges of $1.6 million and $0.7 million for intangible assets and owned buildings, respectively, and $0.1 million of expense for severance.

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

The net revenue and loss before income taxes for the Company’s discontinued operations for the periods presented is as follows (in thousands):

	Year ended September 30,
	2014	2013	2012
Net revenue	$13,425	$18,483	$22,222
Income (loss) before income taxes	(2,259)	(3,244)	400

6. Goodwill and Intangible Assets

Goodwill

The changes in goodwill for the fiscal years ended September 30, 2014 and 2013 are as follows (in thousands):

	Human Services	Post-Acute Specialty Rehabilitation Services	Total
Balance as of September 30, 2012	169,662	64,699	234,361
Goodwill acquired through acquisitions	1,294	1,260	2,554
Goodwill written off related to disposal of businesses	(1,334)	—	(1,334)
Adjustments to goodwill, net	—	42	42

Balance as of September 30, 2013	$169,622	$66,001	$235,623
Goodwill acquired through acquisitions	21,134	973	22,107

Balance as of September 30, 2014	$190,756	$66,974	$257,730

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

The Company has elected to bypass the qualitative assessments and proceed directly to the two-step impairment test. The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting units as of July 1, 2014, its annual impairment date, and concluded based on the first step of the process that there was no goodwill impairment.

The Company has consistently employed the income approach, specifically the discounted cash flow method, to estimate the current fair value when testing for impairment of goodwill. A number of significant assumptions and estimates are involved in the application of the income approach to forecast operating cash flows, including revenue growth, tax rates, capital spending, discount rate and working capital changes.

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

Intangible Assets

Intangible assets consist of the following as of September 30, 2014 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net

Agency contracts	8 years	$484,994	$224,566	$260,428
Non-compete/non-solicit	3 years	5,716	2,448	$3,268
Relationship with contracted caregivers	2 years	10,963	9,013	$1,950
Trade names	4 years	7,467	2,907	$4,560
Trade names (indefinite life)	—	42,400	—	$42,400
Licenses and permits	3 years	47,629	32,724	$14,905
Intellectual property	2 years	904	689	$215

		$600,073	$272,347	$327,726

Intangible assets consist of the following as of September 30, 2013 (in thousands):

Description	Weighted Average Remaining Life	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net

Agency contracts	9 years	$464,480	$195,737	$268,743
Non-compete/non-solicit	3 years	4,929	2,058	2,871
Relationship with contracted caregivers	3 years	10,963	7,905	3,058
Trade names	4 years	3,787	2,431	1,356
Trade names (indefinite life)	—	42,400	—	42,400
Licenses and permits	4 years	45,760	28,343	17,417
Intellectual property	3 years	904	558	346

		$573,223	$237,032	$336,191

For fiscal years ended 2014, 2013 and 2012, the amortization expense for continuing operations was $37.7 million, $38.2 million and $36.2 million, respectively. The amortization expense for discontinued operations was $0.2 million, $0.4 million and $0.6 million for fiscal years ended 2014, 2013 and 2012, respectively.

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

The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss in an amount equal to that excess is recognized. The Company has consistently employed the relief from royalty model to estimate the current fair value when testing for impairment of indefinite-lived intangible assets.

In addition, the Company evaluates the remaining useful life of its indefinite-lived intangible assets at least annually to determine whether events or circumstances continue to support an indefinite useful life. If events or circumstances indicate that the useful lives of indefinite-lived intangible assets are no longer indefinite, the assets will be tested for impairment.

The Company has elected to bypass the qualitative assessments and proceeded directly to the quantitative impairment test. The Company performed its annual impairment testing as of July 1, 2014, its annual impairment date, and concluded that there is no impairment to its indefinite lived trade names.

Long Lived Impairment Testing

During the fiscal year ended September 30, 2014, the Company determined that certain intangible assets associated with programs that it voluntarily withdrew from within the Human Services segment were impaired. As a result, the Company wrote off $0.5 million of non-compete agreements, $0.6 of agency contracts and $0.2 million of licenses and permits. The total impairment charge associated with these programs of $1.3 million is included in depreciation and amortization expense in the accompanying consolidated statement of operations.

Additionally, during the fiscal year ended September 30, 2014, the Company notified the state of Connecticut of its intention to stop providing services under existing contracts due to rate cuts and a change in state policy. As a result, the Company wrote off $1.5 million of agency contracts and $0.1 million of license and permits. The total impairment charge of $1.6 million is included in loss from discontinued operations.

During the assessment of long-lived assets that was performed during fiscal 2013, the Company determined that certain of its intangible assets were impaired related to underperforming programs within the Human Services segment, which consisted primarily of $0.9 million of agency contracts and $0.1 million of licenses and permits. As result, the Company recorded $1.0 million of amortization expense related to the write-off of these intangible assets for the year ended September 30, 2013. This charge was included in depreciation and amortization expense in the accompanying statements of operations.

The estimated remaining amortization expense related to intangible assets with finite lives for each of the five succeeding years and thereafter is as follows:

Year Ending September 30,	(In thousands)
2015	$38,251
2016	36,409
2017	32,358
2018	31,466
2019	31,070
Thereafter	115,772

$285,326

7. Property and Equipment

Property and equipment consists of the following as of September 30 (in thousands):

	2014	2013
Buildings and land	$123,899	$123,046
Vehicles	50,454	45,846
Computer hardware	32,276	29,661
Leasehold improvements	53,198	38,755
Furniture and fixtures	14,749	12,931
Office and telecommunication equipment	6,772	8,115
Software for internal use	1,488	—
Construction in progress	1,005	2,246

	283,841	260,600
Less accumulated depreciation	(124,355)	(106,965)

Property and equipment, net	$159,486	$153,635

For fiscal years ended 2014, 2013 and 2012, depreciation expense for continuing operations was $28.4 million, $25.4 million and $23.8 million, respectively, and depreciation expense for discontinued operations was $293 thousand, $370 thousand and $371 thousand, respectively.

8. Certain Balance Sheet Accounts

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of September 30 (in thousands):

	2014	2013
Prepaid business expense	2,514	$2,906
Prepaid insurance	1,185	1,309
Anticipated insurance recoveries	6,637	9,966
Other	4,929	3,590

Prepaid expenses and other current assets	$15,265	$17,771

Other Accrued Liabilities

Other accrued liabilities consist of the following as of September 30 (in thousands):

	2014	2013
Accrued insurance	$15,464	$18,756
Accrued swap valuation liability	—	3,165
Overpayments	6,746	7,678
Due to third party payors	3,727	3,569
Accrued interest	3,465	4,100
Intercompany payable (Civitas)	2,637	—
Other	16,924	7,798

Other accrued liabilities	$48,963	$45,066

Other Long-Term Liabilities

Other long-term liabilities consist of the following as of September 30 (in thousands):

	2014	2013
Accrued self-insurance reserves	$54,037	$54,781
Other	15,277	14,155

Other long-term liabilities	$69,314	$68,936

9. Long-term Debt

The Company’s long-term debt consists of the following as of September 30 (in thousands):

	2014	2013
Term loan principal and interest due in quarterly installments through January 31, 2021, subject to acceleration to November 15, 2017	$597,000	$—
Prior term loan, principal and interest repaid on January 31, 2014	—	546,525
Original issue discount on term loan, net of accumulated amortization	(1,235)	(4,403)
Senior notes, due February 15, 2018; semi-annual cash interest payments due each February 15th and August 15th (interest rate of 12.50%)	212,000	250,000
Original issue discount and initial purchase discount on senior notes, net of accumulated amortization	(4,570)	(7,003)

	803,195	785,119
Less current portion	168,000	5,600

Long-term debt	$635,195	$779,519

On January 31, 2014, the Company and NMH Holdings, LLC completed a refinancing transaction by entering into the senior secured credit facilities consisting of a term loan facility and a senior revolver. In connection with the refinancing transaction, the prior senior secured credit facilities were repaid and replaced with the senior secured credit facilities. The Company incurred $11.1 million of expenses related to the refinancing transaction including $7.2 million related to the write-off of deferred financing costs and $3.9 million related to the write-off of original issue discount related to the prior indebtedness. These expenses are recorded on the Company’s consolidated statement of operations as extinguishment of debt.

On February 26, 2014, the Company redeemed $38.0 million aggregate principal amount of the outstanding senior notes, in accordance with the provisions of the indenture governing the senior notes. In connection with the partial redemption of the senior notes, the Company incurred $3.6 million of expenses including $2.4 million related to redemption premium, $1.0 million related to the write-off of original issue discount and initial purchase discount and $0.2 million related to the write-off of deferred financing costs. These expenses are recorded on the Company’s consolidated statement of operations as extinguishment of debt.

As of September 30, 2014 and 2013, the Company did not have any borrowings under the senior revolver.

Senior Secured Credit Facilities

On January 31, 2014, the Company and NMH Holdings, LLC entered into a new senior credit agreement (the “senior credit agreement”) with Barclays Bank PLC, as administrative agent, and the other agents and lenders named therein, for the new senior secured credit facilities (the “senior secured credit facilities”), consisting of a $600.0 million term loan facility (the “term loan facility”), of which $50.0 million was deposited in a cash collateral account in support of the issuance of letters of credit under an institutional letter of credit facility (the “institutional letter of credit facility”), and a $100.0 million senior secured revolving credit facility (the “senior revolver”). On October 21, 2014, the Company increased the revolving commitment under the senior secured revolving credit facility (the “Senior Revolver”) by $20.0 million, on terms identical to those applicable to the existing Senior Revolver. The aggregate amount of the revolving commitment under the Senior Revolver is now $120.0 million. As of October 21, 2014, the Company had no borrowings under the Senior Revolver. The term loan facility has a seven-year maturity and the senior revolver has a five-year maturity; provided, that if the senior notes are not refinanced in full on or prior to the date that is three months prior to February 15, 2018, such maturity dates shall spring forward to November 15, 2017. The senior credit agreement provides that the Company may make one or more offers to the lenders, and consummate transactions with individual lenders that accept the terms contained in such offers, to extend the maturity date of the lender’s term loans and/or revolving commitments, subject to certain conditions, and any extended term loans or revolving commitments will constitute a separate class of term loans or revolving commitments.

All of the obligations under the senior secured credit facilities are guaranteed by NMH Holdings, LLC and the subsidiary guarantors named therein (the “Subsidiary Guarantors”). Pursuant to the Guarantee and Security Agreement, dated as of January 31, 2014 (the “guarantee and security agreement”), among NMH Holdings, LLC, as parent guarantor, the Company, certain of the Company’s subsidiaries, as subsidiary guarantors and Barclays Bank, PLC, as administrative agent, subject to certain exceptions, the obligations under the senior secured credit facilities are secured by a pledge of 100% of the Company’s capital stock and the capital stock of domestic subsidiaries owned by the Company and any other domestic Subsidiary Guarantor and 65% of the capital stock of any first tier foreign subsidiaries and a security interest in substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of NMH Holdings, LLC and each Subsidiary Guarantor.

The senior revolver includes borrowing capacity available for letters of credit and for borrowings on same-day notice, referred to as the “swingline loans.” Any issuance of letters of credit or borrowing on a swingline loan will reduce the amount available under the senior revolver. As of September 30, 2014, the Company had no borrowings under the senior revolver and $44.3 million of letters of credit issued under the institutional letter of credit facility.

At its option, the Company may add one or more new term loan facilities or increase the commitments under the senior revolver (collectively, the “incremental borrowings”) in an aggregate amount of up to $125.0 million plus any additional amounts so long as certain conditions, including a consolidated first lien leverage ratio (as defined in the senior credit agreement) of not more than 4.50 to 1.00 on a pro forma basis, are satisfied. In addition, the covenants in the indenture governing the senior notes effectively limit the amount of incremental borrowings that it may incur based on a consolidated leverage ratio (as defined in the indenture) of not more than 6.00 to 1.00 on a pro forma basis.

Borrowings under the senior secured credit facilities bear interest, at our option, at: (i) an ABR rate equal to the greater of (a) the prime rate of Barclays Bank PLC, (b) the federal funds rate plus 1/2 of 1.0%, and (c) the Eurodollar rate for an interest period of one-month plus 100 basis points, plus 2.75% (provided that the ABR rate applicable to the term loan facility will not be less than 2.00% per annum); or (ii) the Eurodollar rate (provided that the Eurodollar rate applicable to the term loan facility will not be less than 1.00% per annum), plus 3.75%. The applicable margin will decrease by 0.50% per annum if our consolidated leverage ratio is less than or equal to 5.00 to 1.00. This decrease will become effective as of the first business day immediately following the first date on which NMHI delivers a quarterly compliance certificate setting forth such calculation. The Company is also required to pay a commitment fee to the lenders under the senior revolver at an initial rate of 0.50% of the average daily unutilized commitments thereunder. The Company must also pay customary letter of credit fees.

The senior credit agreement requires the Company to make mandatory prepayments, subject to certain exceptions, with: (i) beginning in fiscal year 2015, 50% (which percentage will be reduced upon its achievement of certain first lien leverage ratios) of the Company’s annual excess cash flow; (ii) 100% of net cash proceeds of all non-ordinary course assets sales or other dispositions of property, subject to certain exceptions and thresholds; and (iii) 100% of the net cash proceeds of any debt incurrence, other than debt permitted under the senior credit agreement. Excess cash flow is defined in the Company’s senior credit agreement as (A) the sum of (i) consolidated net income (as defined in the senior credit agreement), plus (ii) the net decrease in working capital, plus (iii) noncash charges previously deducted from consolidated net income, plus (iv) non-cash losses from assets sales, minus (B) the sum of (i) certain amortization and other mandatory prepayment of indebtedness, plus (ii) unfinanced capital expenditures plus (iii) the cash portion of permitted investments plus (iv) noncash gains previously including in consolidated net income, plus (v) the net increase in working capital, plus (vi) certain cash payments of long-term liabilities, plus (vii) cash restricted payments, plus (viii) cash expenditures not expensed during such period, plus (ix) penalties paid in connection with the repayment of indebtedness, plus (x) certain cash distributions from the SRS business, plus (xi) aggregate unfinanced portion of contract consideration for acquisition or capital expenditures to be consummated, plus (xii) aggregate amount of cash amounts received in such period but excluded from consolidated net income, plus (xiii) certain cash payments in respect of earnout obligations, plus (xiv) certain voluntary prepayments of indebtedness, plus (xv) certain cash payments of non-cash charges added back in a prior period, plus (xvi) all charges or expenses incurred in such period but excluded from consolidated net income. The Company is required to repay the term loan facility portion of the senior secured credit facilities in quarterly principal installments of 0.25% of the principal amount, with the balance payable at maturity. The senior credit agreement permits the Company to offer to its lenders newly issued notes in exchange for their term loans in one or more permitted debt exchange offers, subject to the conditions set forth in the senior credit agreement.

Senior Notes

On February 9, 2011, the Company issued $250.0 million in aggregate principal amount of senior notes at a price equal to 97.7% of their face value. The senior notes mature on February 15, 2018 and bear interest at a rate of 12.50% per annum, payable semi-annually on February 15 and August 15 of each year, beginning on August 15, 2011. The senior notes are the Company’s unsecured obligations and are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of its existing subsidiaries.

On February 26, 2014, the Company redeemed $38.0 million aggregate principal amount of the outstanding principal amount of senior notes, in accordance with the provisions of the indenture governing them. The redemption price of the senior notes was 106.250% of the principal amount redeemed, plus accrued and unpaid interest to, but not including, the redemption date.

On October 17, 2014, the Company paid $175.6 million to redeem $162.0 million aggregate principal of senior notes. In accordance with the provisions of the indenture governing the senior notes, the amount paid included an associated call premium of $10.1 million and accrued and unpaid interest of $3.5 million. After giving effect to that redemption, $50.0 million in aggregate principal amount of senior notes remain.

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

In addition, the senior credit agreement contains a springing financial covenant. If, at the end of any fiscal quarter, the Company’s usage of the senior revolver exceeds 30% of the commitments thereunder, it is required to maintain at the end of each such fiscal quarter a consolidated first lien leverage ratio of not more than 5.50 to 1.00. This consolidated first lien leverage ratio will step down to 5.00 to 1.00 commencing with the fiscal quarter ending March 31, 2017. The springing financial covenant was not in effect as of September 30, 2014 as the Company’s usage of the senior revolver did not exceed the threshold for the quarter ended September 30, 2014.

The senior credit agreement also contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability and that of its subsidiaries to: (i) incur additional indebtedness; (ii) create liens on assets; (iii) engage in mergers or consolidations; (iv) sell assets; (v) pay dividends and distributions or repurchase our capital stock; (vi) enter into swap transactions; (vii) make investments, loans or advances; (viii) repay certain junior indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into sale and leaseback transactions; (xi) amend material agreements governing certain of its junior indebtedness; (xii) change its lines of business; (xiii) make certain acquisitions; and (xiv) limitations on the letter of credit cash collateral account. If the Company withdraws any of the $50.0 million from the cash collateral account supporting the issuance of letters of credit, it must use the cash to either prepay the term loan facility or to secure any other obligations under the senior secured credit facilities in a manner reasonably satisfactory to the administrative agent. The senior credit agreement contains customary affirmative covenants and events of default.

Derivatives

The Company entered into an interest rate swap in a notional amount of $400.0 million effective March 31, 2011. The Company entered into this interest rate swap to hedge the risk of changes in the floating rate of interest on borrowings under the term loan. Under the terms of the swap, the Company received from the counterparty a quarterly payment based on a rate equal to the greater of 3-month LIBOR and 1.75% per annum, and the Company made payments to the counterparty based on a fixed rate of 2.55% per annum, in each case on the notional amount of $400.0 million, settled on a net payment basis. The swap expired on September 30, 2014. The Company may enter into a new interest rate swap or other hedging agreement, but the timing and type of instrument, notional amount and duration of any such instrument or arrangement have not yet been determined.

Prior to the January 31, 2014 refinancing transaction, the Company accounted for the interest rate swap as a cash flow hedge and the effectiveness of the hedge relationship was assessed on a quarterly basis. The fair value of the swap agreement, representing the price that would be paid to transfer the liability in an orderly transaction between market participants, was recorded in current liabilities and was determined based on pricing models and independent formulas using current assumptions. The change in fair market value was recorded in the consolidated statements of comprehensive loss.

In conjunction with the January 31, 2014 refinancing transaction, the Company de-designated the interest rate swap agreement as a cash flow hedge. Subsequent to the January 31, 2014 refinancing transaction, prospective mark to market adjustments were recognized in earnings and accumulated mark to market adjustments were amortized and recognized in earnings over the term of the interest rate swap agreement which expired on September 30, 2014.

Annual maturities

Annual maturities of the Company’s debt for the fiscal year ended September 30 are as follows:

(In thousands)
2015 (includes $162,000 of senior notes redeemed on October 17, 2014)	$168,000
2016	6,000
2017	6,000
2018	56,000
2019	6,000
Thereafter	567,000

Total	$809,000

Amounts due at any year end may increase as a result of the provision in the senior credit agreement that requires a prepayment of a portion of the outstanding term loan amounts if the Company generates certain levels of cash flow.

10. Stockholder’s Equity

Common Stock

The holders of the Company’s common stock are entitled to receive dividends when and as declared by the Company’s Board of Directors. In addition, the holders of common stock are entitled to one vote per share. All of the outstanding shares of common stock are held by National Mentor Holdings, LLC.

Dividends to National Mentor Holdings, LLC

During fiscal 2014, 2013 and 2012, the Company paid dividends to NMH Investment of $110 thousand, $39 thousand and $75 thousand, respectively, to fund the repurchases of equity units from employees upon or after their departures from the Company.

11. Employee Savings and Retirement Plans

The Company has a multi-company plan (the “Plan”) which covers all of its wholly-owned subsidiaries. Under the Plan, employees may contribute a portion of their earnings, which are invested in mutual funds of their choice. After January 1, the Company makes a matching contribution for the previous calendar year on behalf of all participants employed on the last day of the year. This matching contribution vests immediately. In addition, there is a profit sharing feature of the Plan, whereby, at the discretion of management, an allocation may be made to all of the eligible employees in one or more of its business units. Profit sharing contributions vest ratably over three years with forfeitures available to cover plan costs and employer matches in future years. The Company made contributions of $5.5 million, $4.0 million and $4.2 million, for fiscal years 2014, 2013 and 2012, respectively.

The Company has the following two deferred compensation plans:

The National Mentor Holdings, LLC Executive Deferred Compensation Plan

The National Mentor Holdings, LLC Executive Deferred Compensation Plan is an unfunded, nonqualified deferred compensation arrangement for senior management, in which the Company contributes to the executive’s account a percentage of the executive’s base compensation. This contribution is made at the end of the year for service rendered during the year. The Company contributed $0.5 million, $0.4 million and $0.4 million for fiscal 2014, 2013 and 2012, respectively. The unfunded accrued liability was $2.8 million and $2.6 million as of September 30, 2014 and 2013, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.

The National Mentor Holdings, LLC Executive Deferral Plan

The National Mentor Holdings, LLC Executive Deferral Plan, available to highly compensated employees, is a plan in which participants contribute a percentage of salary and/or bonus earned during the year. Employees contributed $0.9 million, $0.9 million and $0.7 million for fiscal 2014, 2013 and 2012 respectively. The accrued liability related to this plan was $7.5 million and $6.7 million as of September 30, 2014 and 2013, respectively, and was included in other long-term liabilities on the Company’s consolidated balance sheets.

In connection with the National Mentor Holdings, LLC Executive Deferral Plan, the Company has purchased company owned life insurance (“COLI”) policies on certain plan participants. The cash surrender value of the COLI policies is designed to provide a source for funding the accrued liability. The cash surrender value of the COLI policies was $6.2 million and $5.5 million as of September 30, 2014 and 2013, respectively, and was included in other assets on the Company’s consolidated balance sheets.

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

On September 22, 2014 the management agreement with Vestar was terminated as a result of the completion of the initial public offering by Civitas Solutions, Inc. The Company paid a one-time transaction advisory fee of $8.0 million to Vestar which was expensed in fiscal 2014 and paid prior to year end.

The Company recorded $9.5 million, $1.4 million and $1.3 million of management fees and expenses for the years ended September 30, 2014, 2013 and 2012 respectively. The accrued liability related to the management agreement was $0.6 million and $0.5 million at September 30, 2014 and September 30, 2013, respectively.

Lease Agreements

The Company leases several offices, homes and other facilities from its employees, or from relatives of employees, primarily in the states of Minnesota, Florida, and California. These leases have various expiration dates extending out as far as December 2019. Related party lease expense was $1.1 million, $1.6 million and $1.6 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

13. Fair Value Measurements

The following table set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money Market Funds	$130,000	$130,000	$—	$—
Liabilities
Contingent consideration	$(2,400)	$—	$—	$(2,400)

The following table set forth the Company’s assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2013.

(in thousands)	Total	Quoted Market Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Interest rate swap agreements	$(3,165)	$—	$(3,165)	$—

Money Market Funds. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets for identical instruments.

Contingent Consideration. In connection with the acquisition of Mass Adult Day Health (“Adult Day Health”), the Company recorded contingent consideration pertaining to the amounts potentially payable to the former owners of Adult Day Health. Such contingent consideration is measured at fair value and is based on significant inputs not observable in the market, which represent Level 3 inputs within the fair value hierarchy. The valuation of contingent consideration uses assumptions the Company believes would be made by a market participant. The Company assesses these estimates on an ongoing basis as additional data impacting the assumptions is obtained. Changes in the fair value of contingent consideration related to updated assumptions and estimates are recognized within the consolidated statements of operations.

Interest rate-swap agreements. The fair value of the swap agreements was recorded in current liabilities (under other accrued liabilities) in the Company’s consolidated balance sheets. The fair value of these agreements was determined based on pricing models and independent formulas using current assumptions that included swap terms, interest rates and forward LIBOR curves and the Company’s credit risk.

The following table presents a summary of changes in fair value of the Company’s Level 3 liabilities measured on a recurring basis for fiscal years 2014 and 2013.

Level 3 Inputs Liabilities
Balance at September 30, 2012	$—
Change in fair value of contingent consideration liability	—

Balance at September 30, 2013	—
Change in fair value of contingent consideration liability	2,400

Balance at September 30, 2014	$2,400

At September 30, 2014 and September 30, 2013, the carrying values of cash, accounts receivable, accounts payable and variable rate debt approximated fair value. The carrying value and fair value of the Company’s fixed rate debt instruments are set forth below:

	September 30, 2014		September 30, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes (issued February 9, 2011)	$207,430	$225,780	$242,997	$268,750

The fair values were estimated using calculations based on quoted market prices when available and company – specific credit risk. If the Company’s long-term debt was measured at fair value, it would have been categorized as Level 2 in the fair value hierarchy.

Items Measured at Fair Value on a Nonrecurring Basis. The Company’s long-lived assets are measured at fair value on a nonrecurring basis using Level 3 inputs. During the year ended September 30, 2014, certain long-lived assets held and used with a carrying value of $2.9 million were written off because the Company determined the assets had no net realizable value. The asset impairment charge of $2.9 million was recorded in amortization in the accompanying consolidated statement of operations. During the year ended September 30, 2013, certain long-lived assets held and use with a carrying value of $1.0 million were written off as a result because the Company determined the assets had no net realizable value. The asset impairment charge of $1.0 million was recorded in amortization in the accompanying consolidated statement of operations. These adjustments were determined by comparing the estimated proceeds from the sale of assets or the projected future discounted cash flows to be provided from the long-lived assets to the asset’s carrying value. There were no other items measured at fair value on a nonrecurring basis during the year ended September 30, 2014.

14. Leases

Operating leases

The Company leases office and client residential facilities, vehicles and certain office equipment in several locations under operating lease arrangements, which expire at various dates through 2027. In addition to base rents presented below, the majority of the leases require payments for additional expenses such as taxes, maintenance and utilities. Certain of the leases contain renewal options at the Company’s option and some have escalation clauses which are recognized as rent expense on a straight line basis. Total rent expense from continuing operations for fiscal 2014, 2013 and 2012 was $57.7 million, $53.8 million and $48.6 million, respectively.

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

In fiscal 1995, the Company entered into an initial five year operating lease agreement for its corporate office with a total expected minimum lease commitment of $2.4 million. The lease has been extended and amended through eleven amendments, and as of September 30, 2014, the Company had total expected minimum lease commitments of $4.8 million over the lease term. The lease expires in 2017 and the Company has the option to extend the lease term. Total rent expense related to this lease was $1.5 million, $1.5 million and $1.5 million for fiscal years 2014, 2013 and 2012, respectively.

Future minimum lease payments for non-cancellable operating leases for the fiscal years ending September 30 are as follows (in thousands):

2015	$52,748
2016	42,739
2017	35,658
2018	25,820
2019	17,936
Thereafter	33,509

$208,410

Capital leases

The Company leases certain facilities under various non-cancellable capital leases that expire at various dates through fiscal 2025. Assets acquired under capital leases with an original cost of $7.8 million and $7.8 million and related accumulated amortization of $2.2 million and $1.6 million are included in property and equipment, net for fiscal 2014 and 2013, respectively. Amortization expense for fiscal years 2014, 2013 and 2012 was $0.6 million, $0.7 million and $0.7 million, respectively.

The following is a schedule of the future minimum lease payments under the capital leases for the fiscal years ending September 30 (in thousands):

2015	$451
2016	497
2017	549
2018	608
2019	675
Thereafter	3,730

Total minimum lease payments	$6,510

Interest expense on capital leases during fiscal years 2014, 2013 and 2012 was $0.7 million, $0.8 million and $0.8 million, respectively.

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

The Company is also subject to employee-related claims under state and federal law, including claims for discrimination, wrongful discharge or retaliation, claims for wage and hour violations under the Fair Labor Standards Act or state wage and hour laws.

17. Income Taxes

The benefit for income taxes consists of the following as of September 30 (in thousands):

	2014	2013	2012
Current:
Federal	$—	$—	$(5,267)
State	1,385	1,009	(11)

Total current taxes payable	1,385	1,009	(5,278)
Deferred:
Federal	(10,106)	(8,452)	(11,793)
State	(2,417)	(2,499)	(2,701)

Net deferred tax benefit	(12,523)	(10,951)	(14,494)

Income tax benefit	$(11,138)	$(9,942)	$(19,772)

The Company paid income taxes, net of any refunds, during fiscal 2014, 2013 and 2012 of $1.1 million, $1.7 million, and $0.4 million, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following as of September 30 (in thousands):

	2014	2013
Gross deferred tax assets:
Deferred compensation	$1,229	$1,155
Interest rate swap agreements	—	1,253
Accrued workers’ compensation	12,528	11,195
Net operating loss carryforwards	17,690	13,767
Allowance for bad debts	4,078	4,484
Tax credits	1,596	1,596
Depreciation	681	—
Other	2,409	2,245

	40,211	35,695
Valuation allowance	(9,012)	(8,013)

Deferred tax assets	31,199	27,682
Deferred tax liabilities:
Depreciation	—	(2,200)
Amortization of goodwill and intangible assets	(81,999)	(87,953)
Other accrued liabilities	(1,865)	(2,340)

Net deferred tax liabilities	$(52,665)	$(64,811)

The Company is required to record a valuation allowance to reduce the deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that valuation allowances at September 30, 2014 and 2013 of $9.0 million and $8.0 million, respectively, were necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The valuation allowances primarily related to certain state net operating loss carryforwards.

For federal purposes, the Company had $23.3 million of net operating loss carryforwards as of September 30, 2014, which expire in 2034, and $15.3 million of net operating loss carryforwards as of September 30, 2013, which expire in 2033. For state purposes, the Company had $194.4 million of net operating loss carryforwards for fiscal 2014, which expire from 2015 through 2034, and $170.3 million of net operating loss carryforwards for fiscal 2013, which expire from 2014 through 2033.

The following is reconciliation between the statutory and effective income tax rates at September 30 (in thousands):

	2014	2013	2012
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	1.8%	3.6%	5.2%
Nondeductible comp	(0.8)%	(0.3)%	(0.7)%
Other nondeductible expenses	(1.1)%	(0.2)%	(1.1)%
Unrecognized tax benefit	0.0%	0.0%	16.3%
Other	(0.3)%	(0.2)%	2.8%

Effective tax rate	34.6%	37.9%	57.5%

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

No unrecognized tax benefit was recognized for the years ended September 30, 2014 and 2013. For 2012, the Company had a $6.1 million favorable impact on its effective tax rate related to unrecognized tax benefit, including interest and penalties. The Company does not expect any significant changes to unrecognized tax benefits within the next twelve months.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. No interest and penalties were accrued as of September 30, 2014 and 2013.

The Company files a federal consolidated return with NMH Holdings, Inc. and files various state income tax returns and, generally, the Company is no longer subject to income tax examinations by the taxing authorities for years prior to September 30, 2011. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s income tax returns. In addition, the Company believes its accruals for income tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of the tax laws as applied to the facts of each matter.

18. Segment Information

The Company conducts its business through two reportable business segments: the Human Services Segment and the Post-Acute Specialty Rehabilitation Services (“SRS”) Segment.

Through the Human Services Segment, the Company primarily provides home and community-based human services to adults and children with intellectual and development disabilities (“I/DD”), and to youth with emotional, behavioral and/or medically complex challenges (“ARY”). The operations of the Human Services Segment have been organized by management based upon geography. The geographical regions, which comprise three operating segments, have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting. Through the SRS Segment, the Company delivers services to individuals who have suffered acquired brain injury, spinal injuries and other catastrophic injuries and illnesses. The operations of the SRS Segment have been organized by management into two business units, NeuroRestorative and CareMeridian, based upon service type. The NeuroRestorative operating group provides behavioral therapies to brain injured clients in post-acute community settings and the CareMeridian operating group provides a higher level of medical support to traumatically injured clients. These business units, which comprise two operating segments, have been aggregated based on the criteria set forth in ASC Topic 280, Segment Reporting. Each operating segment is aligned with the Company’s reporting structure and has a segment manager that is directly accountable for its operations and regularly reports results to the chief operating decision maker for the purpose of evaluating these results and making decisions regarding resource allocations.

The Company evaluates performance based on income from operations. Income from operations is revenue less operating expenses and is not affected by other income (expense) or by income taxes.

Activities classified as “Corporate” in the table below relate primarily to unallocated home office expenses.

The following table is a financial summary by reportable segments for the periods indicated (in thousands):

For the Year Ended September 30,	Human Services	Post-Acute Specialty Rehabilitation Services	Corporate	Consolidated
2014
Net revenue	$1,025,672	$230,166	$—	1,255,838
Income (loss) from operations	97,916	17,561	(54,474)	61,003
Total assets	634,989	222,475	349,519	1,206,983
Depreciation and amortization	45,576	19,177	2,735	67,488
Purchases of property and equipment	15,907	16,250	3,138	35,295
Income (loss) from continuing operations before income taxes	23,024	1,231	(56,413)	(32,158)
2013
Net revenue	$974,088	$208,421	$—	1,182,509
Income (loss) from operations	90,477	17,293	(55,636)	52,134
Total assets	655,140	207,475	157,757	1,020,372
Depreciation and amortization	45,239	15,948	2,386	63,573
Purchases of property and equipment	17,791	10,491	3,619	31,901
Income (loss) from continuing operations before income taxes	25,369	3,893	(55,516)	(26,254)
2012
Net revenue	$921,885	$185,466	$—	1,107,351
Income (loss) from operations	78,738	20,376	(53,071)	46,043
Total assets	692,015	216,663	136,305	1,044,983
Depreciation and amortization	42,821	14,389	2,777	59,987
Purchases of property and equipment	17,659	10,218	2,118	29,995
Income (loss) from continuing operations before income taxes	13,637	7,798	(55,832)	(34,397)

Revenue derived from contracts with state and local government payors in the state of Minnesota, the Company’s largest state, which is included in the Human Services segment, accounted for approximately 14% of the Company’s revenue for the fiscal years ended September 30, 2014 and 2013 and 15% of revenue for fiscal year ended September 30, 2012.

19. Stock-Based Compensation

Summary of Stock-Based Compensation Plans

2006 Unit Plan

NMH Investment maintains the Amended and Restated 2006 Unit Plan (the “Unit Plan”), and from time to time it has issued units of limited liability company interests pursuant to such plan, consisting of Class B Common Units, Class C Common Units, Class D Common Units, Class E Common Units, Class F Common Units, Class G Common Units and Class H Common Units. The units are limited liability company interests and are available for issuance to the Company’s employees and members of the Board of Directors for incentive purposes. These units derive their value from the value of the Company. Under the Amended and Restated 2006 Unit Plan there are 192,500 Class B Common Units, 202,000 Class C Common Units, 388,881 Class D Common Units, 6,375 Class E Common Units, 5,396,388 Class F Common Units, 130,000 Class G Common Units and 1,200,000 Class H Common Units authorized for issuance under the plan.

2014 Plan

Civitas adopted the 2014 Omnibus Incentive Plan (“2014 Plan”) in September 2014. The 2014 Plan authorizes the issuance of stock-based awards, including incentive stock options (“ISOs”), non-qualified stock options (“NSOs”) and restricted stock units (“RSUs”) to purchase up to 3,325,500 shares authorized in the 2014 Plan. Under the terms of the 2014 Plan, stock options may not be granted at less than the fair market value on the date of grant. Options vest annually over three years and expire after 10 years and RSUs vest annually over three years, in each case the awards are subject to a requisite service period equal to the vesting term. Options and RSUs granted under the 2014 Plan immediately vest upon certain events, as described in the 2014 Plan. As of September 30, 2014, approximately 2.2 million shares were available for future grant of awards under the 2014 Plan.

Units of NMH Investment LLC Interests

Under its equity-based compensation plan adopted in 2006, NMH Investment previously issued units of limited liability company interests consisting of Class B Common Units, Class C Common Units, Class D Common Units, and Class E Common Units to the Company’s employees and members of the Board of Directors as incentive compensation. In June 2011 the Class B Common Units, Class C Common Units, and Class D Common Units were amended to accelerate vesting of any outstanding unvested units so that they became 100% vested. There have been no issuances of these awards since the amendment to accelerate vesting.

On June 15, 2011, NMH Investment issued Class F Common Units, a new class of non-voting common equity units of NMH Investment, as incentive compensation. Up to 5,396,388 Class F Common Units may be issued under the 2006 Unit Plan to management of the Company as equity-based compensation.

The vesting terms of the Class F Common Units are as follows: For participants who have been continuously employed by the Company since December 31, 2008, 75% of the Class F Common Units vested upon grant and 25% of the Class F Common Units vested on December 15, 2012 (or 18 months following the date of grant) assuming continuous employment with the Company on that date. For participants who had not been continuously employed by the Company since December 31, 2008, 50% of the Class F Common Units vested upon grant, 25% of the Class F Common Units vested on December 15, 2012 and 25% of the Class F Common Units vested on June 15, 2014 (or 36 months following the date of grant), in each case, if the participant continues to be employed by the Company on that date. Class F Common Units awarded after the initial issuances in June 2011 vest in three equal tranches on each of the first three anniversaries of their respective issuance date.

On August 13, 2012, an amendment was made to the Amended and Restated 2006 Unit Plan that authorized the issuance of two new classes of non-voting equity units of NMH Investment of up to 130,000 Class G Common Units and up to 1,200,000 Class H Common Units. The Class G Common Units vest upon the consummation of a sale of the Company or an initial public offering of the Company. The Class H Common Units, which were amended in September 2014, vest upon the earlier to occur of a sale of the Company and the achievement of a certain multiple of investment return threshold by Vestar and its affiliates. On September 22, 2014, the Company’s indirect parent, Civitas Solutions, Inc., completed an initial public offering which triggered the vesting condition for the Class G common units. As a result, the Company recognized $0.6 million of stock-based compensation expense associated with these units. There were no triggering events of the Class H Common Units that were determined to be probable, and therefore, the Company did not recognize any stock-based compensation expense for the Class H Common Units.

For purposes of determining the fair value of the units granted, management valued the business enterprise using a variety of widely accepted valuation techniques which considered a number of factors such as the financial performance of the Company, the values of comparable companies and the lack of marketability of the Company’s equity. The Company then used the option pricing method to determine the fair value of the units granted.

The fair value of the units issued during fiscal years 2014, 2013 and 2012 was calculated using the following assumptions:

	FY2014	FY2013	FY2012
Risk-free interest rate	0.13%	0.21-0.27%	0.21-0.27%
Expected term	1 year	1.7-2.4 years	1.7-2.4 years
Expected volatility	30.00%	40.00%	40.00%

The risk-free interest rate is equal to the U.S. federal treasury bond rate consistent with the term assumption. The expected term is the number of years in which management estimates that units will be realized. Management has estimated volatility for the units granted based on the historical volatility for a group of companies believed to be a representative peer group, selected based on industry and market capitalization, due to lack of sufficient historical publicly traded prices of the Company’s own common stock.

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

The summary of activity under the plan is presented below:

	Units Outstanding	Weighted Average Grant- Date Fair Value
Nonvested balance at September 30, 2013	1,395,984	$0.57
Granted	303,710	1.12
Forfeited	25,894	2.13
Vested	249,504	2.68

Nonvested balance at September 30, 2014	1,424,296	$0.29

As of September 30, 2014, there was $0.3 million of total unrecognized compensation expense related to the non-performance based units. These costs are expected to be recognized over a weighted average period of 2.0 years. The unrecognized compensation costs for unvested performance based Class H Common Units of $7.5 million will be recognized when the management determines that it is probable the performance condition will be met.

Stock Options

For the year ended September 30, 2014, Civitas issued 559,327 stock options which will vest over three years (one-third each year). The fair value of each option granted was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

FY2014
Risk-free interest rate	1.88%
Expected term	6 years
Expected volatility	45.00%
Expected dividend yield	—

Risk-free interest rate - The risk-free interest rate is equal to the U.S. federal treasury bond rate consistent with the expected term assumption.

Expected term - Expected term represents the period that Civitas’ option grants are expected to be outstanding. As Civitas had been operating as a private company, there is not sufficient historical data to calculate the expected term of the options. Therefore, management elected to utilize the “simplified method” to determine the expected term assumption. Under this approach, the weighted average expected life is presumed to be the average of the vesting term and the contractual term of the option.

Expected volatility - Management has estimated volatility for the units granted based on the historical volatility for a group of companies believed to be a representative peer group, selected based on industry and market capitalization, due to lack of sufficient historical publicly traded prices of our own common stock.

Expected dividend yield - The expected dividend yield is zero as dividends are not expected to be paid in the foreseeable future.

Management estimates forfeitures based on historical unit plan data. An assumed forfeiture rate of 9.3% was used during the year ended September 30, 2014.

The table below summarizes our stock option activity during fiscal year 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	—	$—	—	$—
Granted	559,327	17.00	10.00	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding at September 30, 2014	559,327	$17.00	10.00	$—

Vested or expected to vest as of September 30, 2014	507,310	$17.00	10.00	$—

Exercisable at September 30, 2014	—	$—	—	$—

As of September 30, 2014, there was $3.9 million of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Awards

For the year ended September 30, 2014, Civitas issued 550,481 restricted stock awards to employees and members of the Board of Directors. These awards will vest over three years (one-third each year) for employee grants and one year (100% on the first anniversary of the grant date) for grants to members of the Board of Directors.

A summary of our issued restricted stock awards is as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Nonvested shares at September 30, 2013	—	$—
Granted	550,481	17.00
Forfeited	—	—
Vested	—	—

Nonvested shares at September 30, 2014	550,481	$17.00

The fair value of the restricted stock awards on the date of grant, less an assumed forfeiture rate of 9.3% for employee grants, will be recognized as expense in the Company’s consolidated financial statements on a straight-line basis over the requisite service periods (vesting term) of the awards. The Company does not have a history with these types of awards, and as such, the historical forfeiture rate of the Unit Plan was used as the basis for determining the assumed forfeiture rate. The Company has not applied a forfeiture rate to the restricted awards granted to the Board of Directors as the awards vest 100% on the first anniversary of the grant date.

As of September 30, 2014, there was $8.4 million of unrecognized compensation expense related to unvested restricted stock. This cost is expected to be recognized over a weighted-average period of 2.9 years.

The Company recorded $0.9 million, $0.3 million and $0.7 million of stock-based compensation expense for fiscal years 2014, 2013 and 2012, respectively. Stock-based compensation expense is included in general and administrative expense in the consolidated statements of operations.

20. Valuation and Qualifying Accounts

The following table summarizes information about the allowances for doubtful accounts and sales allowances for the years ended September 30, 2014, 2013 and 2012 (in thousands):

	Balance at Beginning of Period	Provision	Write-Offs	Balance at end of Period
Fiscal year ended September 30, 2014	$12,494	$20,392	$(21,395)	$11,491
Fiscal year ended September 30, 2013	$9,250	$18,286	$(15,042)	$12,494
Fiscal year ended September 30, 2012	$7,957	$12,902	$(11,609)	$9,250

As of September 30, 2014, the Company also had $6.7 million of accounts receivable collateralized by liens, net of allowances for those liens of $1.7 million, recorded as part of other assets within the accompanying consolidated balance sheets.

21. Quarterly Financial Data (unaudited)

The following table presents consolidated statement of operations data for each of the eight quarters in the period which began December 31, 2012 and ended September 30, 2014. This information is derived from the Company’s unaudited financial statements, which in the opinion of management contain all adjustments necessary for a fair presentation of such financial data. Operating results for these periods are not necessarily indicative of the operating results for a full year. Historical results are not necessarily indicative of the results to be expected in future periods.

	For The Quarters Ended (1)
	(in thousands)
	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Net revenue	$327,291	$318,189	$306,366	$303,992	$301,057	$300,266	$291,642	$289,545
Income (loss) from continuing operations, net of tax	(4,698)	(74)	(11,565)	(4,683)	127	(2,567)	(5,353)	(8,519)
Income (loss) from discontinued operations, net of tax	(1,449)	29	45	(7)	257	96	(2,482)	145

Net income (loss)	$(6,147)	$(45)	$(11,520)	$(4,690)	$384	$(2,471)	$(7,835)	$(8,374)

(1)	During fiscal 2014, the Company gave notice of its intention to close all Human Services operations in the state of Connecticut. All fiscal years presented reflect the classification of these businesses as discontinued operations.

22. Subsequent Events

On October 17, 2014, the Company paid $175.6 million to redeem $162.0 million aggregate principal amount of its senior notes. In accordance with the provisions of the indenture governing the senior notes, the amount paid included an associated call premium of $10.1 million and accrued and unpaid interest of $3.5 million. Following this payment, the aggregate principal balance outstanding of the senior notes decreased to $50.0 million.

On October 21, 2014, the Company increased the revolving commitment under the senior revolver by $20.0 million, on terms identical to those applicable to the existing senior revolver. The aggregate amount of the revolving commitment under the senior revolver is now $120.0 million.

On October 31, 2014, the Company acquired a company complementary to its Human Services business for aggregate consideration of $4.5 million.